Form 10-Q
period 2013-09-30
JGWPT Holdings Inc.
filed 2013-12-23
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36170

JGWPT HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3037859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 King of Prussia Road, Suite 501 Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

(484) 434-2300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

At December 18, 2013, there were 11,220,358 shares of Class A common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements of JGWPT Holdings Inc.	4

	Balance Sheet of JGWPT Holdings Inc. as of September 30, 2013 (Unaudited)	4

	Condensed Consolidated Financial Statements of J.G. Wentworth, LLC and Subsidiaries

	Condensed Consoldiated Balance Sheet as of September 30, 2013 (Unaudited) and December 31, 2012	6

	Condensed Consoldiated Statement of Operations for the Three Months and the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	7

	Condensed Consoldiated Statements of Comprehensive Income (Loss) for the Three Months and the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Member’s Capital for the Three Months and the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	9

	Condensed Consolidated Statement of Changes in Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	10

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION		54

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	55

SIGNATURES		57

i

EXPLANATORY NOTE

On November 14, 2013, JGWPT Holdings Inc. consummated an initial public offering whereby 11,212,500 shares of its Class A common stock were sold to the public (inclusive of 1,462,500  Class A Shares sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013).  The aggregate net proceeds received from the offering were $141.4 million and were used to purchase 11,212,500 common interests of JGWPT Holdings, LLC, representing 37.9% of the then outstanding membership interests of JGWPT Holdings, LLC.  Concurrently with the consummation of this initial public offering, (i) the operating agreement of JGWPT Holdings, LLC was amended and restated such that, among other things, JGWPT Holdings Inc. became the sole managing member of JGWPT Holdings, LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to November 14, 2013, JGWPT Holdings Inc. will consolidate the financial results of JGWPT Holdings, LLC with its own and reflect the remaining 62.1% interest in JGWPT Holdings, LLC as a non-controlling interest in its consolidated financial statements. Therefore, this Quarterly Report on Form 10-Q presents the following financial statements:

(1) the condensed consolidated financial statements of J.G. Wentworth, LLC and subsidiaries as of December 31, 2012 and September 30, 2013 (unaudited)  and for the three and nine months ended September 30, 2012 and 2013 (unaudited).  J.G. Wentworth, LLC is the predecessor of JGWPT Holdings Inc. for financial reporting purposes; and

(2) the unaudited balance sheet of JGWPT Holdings Inc. as of September 30, 2013. Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for JGWPT Holding Inc. have not been presented because there were no activities in this entity in the period presented.

Unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and similar references refer: (i) following the consummation of the above-referenced initial public offering and related concurrent transactions on November 14, 2013, collectively, to JGWPT Holdings Inc. and, unless otherwise stated, all of its subsidiaries, and (ii) prior to the completion of the above-referenced initial public offering and related concurrent transactions on November 14, 2013, collectively, to J.G. Wentworth, LLC and, unless otherwise stated, all of its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. You can identify such statements because they contain words such as ‘‘plans,’’ ‘‘expects’’ or ‘‘does expect,’’ ‘‘budget,’’ ‘‘forecasts,’’ ‘‘anticipates’’ or ‘‘does not anticipate,’’ ‘‘believes,’’ ‘‘intends’’ and similar expressions or statements that certain actions, events or results ‘‘may,’’ ‘‘could,’’ ‘‘would,’’ ‘‘might’’ or ‘‘will’’ be taken, occur or be achieved. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q reflect management’s current beliefs based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.

A number of factors could cause actual results, performance or achievements to differ materially from the results expressed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. As set forth more fully under “Risk Factors” in our Post-Effective Amendment No. 1 to Form S-1  Registration Statement filed on November 8, 2013, these risks and uncertainties include, among other things:

•                  our ability to continue to purchase structured settlement payments and other assets;

•                  our ability to complete future securitizations on beneficial terms;

•                 availability of or increases in the cost of our financing sources relative to our purchase discount rate;

•                  our dependence on the opinions of certain rating agencies;

•                 our dependence on the effectiveness of our direct response marketing;

•                 the compression of the yield spread between the price we pay for and the price at which we sell assets;

•                 changes in tax or accounting policies applicable to our business;

•                 the lack of an established market for the subordinated interest in the receivables that we retain after a securitization is executed;

•                 our exposure to underwriting risk;

•                 our ability to remain in compliance with the terms of our substantial indebtedness;

•                 changes in existing state laws governing the transfer of structured settlement payments or the interpretation thereof;

•                 the insolvency of a material number of structured settlement holders;

•                 any change in current tax law relating to the tax treatment of structured settlements;

•                 changes to statutory, licensing and regulatory regimes;

•                 the impact of the Consumer Financial Protection Bureau and any regulations it issues;

•                 adverse judicial developments;

•                 potential litigation and regulatory proceedings;

•                 unfavorable press reports about our business model;

•                 our access to personally identifiable confidential information of current and prospective customers and the improper use or failure to protect that information;

•                 the public disclosure of the identities of structured settlement holders;

•                 our business model being susceptible to litigation;

•                 our dependence on a small number of key personnel;

•                 our ability to successfully enter new lines of business and broaden the scope of our business;

•                 changes in our expectations regarding the likelihood, timing or terms of any potential acquisitions described herein;

•                 our computer systems being subject to security and privacy breaches; and

•                 infringement of our trademarks or service marks.

Although we have attempted to identify important risks and factors that could cause actual actions, events or results to differ materially from those described in or implied by our forward-looking statements, other factors and risks may cause actions, events or results to differ materially from those anticipated, estimated or intended. We cannot assure you that forward-looking statements will prove to be accurate, as actual actions, results and future events could differ materially from those anticipated or implied by such statements. Accordingly, as noted above, readers should not place undue reliance on forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we assume no obligation to update or revise them to reflect new events or circumstances.

PART 1.   FINANCIAL INFORMATION

Item 1.    Financial Statements

JGWPT Holdings Inc.

Balance Sheet

As of September 30, 2013

Assets	$—
Commitments and Contingencies
Stockholder’s Equity
Common Stock, par value $0.00001 per share, 1,000 shares authorized, none issued and outstanding
Total Stockholder’s Equity	$—

Notes to Balance Sheet

1. ORGANIZATION

JGWPT Holdings Inc., formerly known as Wentworth Financial Holdings Inc. (the “Corporation”), was incorporated as a Delaware corporation on June 21, 2013.   The Corporation was formed for the purpose of completing a public offering and related transactions in order to carry on the business of JGWPT Holdings, LLC, a Delaware limited liability company, as a publicly-traded company. Wentworth Financial Holdings Inc. changed its name to JGWPT Holdings Inc. on October 3, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The Balance Sheet is presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented in the financial statements because there have been no activities in this entity.

3. STOCKHOLDER’S EQUITY

The Corporation is authorized to issue 1,000 shares of Common Stock, par value $0.00001 per share, none of which have been issued or are outstanding.

4. SUBSEQUENT EVENTS

On November 14, 2013, the Corporation consummated an initial public offering whereby 11,212,500 shares of its Class A common stock, par value $0.00001 per share (the “Class A Shares”), were sold to the public for net proceeds of $141.4 million, after payment of underwriting discounts and estimated offering expenses. The 11,212,500 shares sold were inclusive of 1,462,500 Class A Shares sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013.  The net proceeds from the initial public offering were used purchase 11,212,500 newly issued JGWPT Holdings, LLC common interests directly from JGWPT Holdings, LLC representing 37.9% of the then outstanding membership interests of JGWPT Holdings, LLC.  Concurrently with the consummation of the Corporation’s initial public offering, the Corporation amended and restated its certificate of incorporation to provide for, among other things, the issuance of Class A Shares, shares of Class B common stock, par value $0.00001 per share (the “Class B Shares”), and shares of Class C common stock, par value $0.00001 per share (the “Class C Shares”).  Also concurrently with the consummation of the Corporation’s initial public offering, JGWPT Holdings, LLC merged with and into a newly formed subsidiary of the Corporation and the surviving, newly formed subsidiary changed its name to JGWPT Holdings, LLC.

Pursuant to this merger, the operating agreement of JGWPT Holdings, LLC was amended and restated such that, among other things, (i) the Corporation became the sole managing member of JGWPT Holdings, LLC, (ii) JGWPT Holdings, LLC common interests became exchangeable for one Class A Share, or in the case of Peach Group Holdings, Inc. (“PGHI Corp.”), one share of the Corporation’s Class C Shares. Additionally, in connection with merger, each holder of JGWPT Holdings, LLC common interests, other than PGHI Corp., was issued an equivalent number of shares of the Corporation’s “vote-only” Class B Shares.  As a result of these transactions, as of and subsequent to November 14, 2013, the Corporation will consolidate the financial results of JGWPT Holdings, LLC with its own and reflect the 62.1% membership interest in JGWPT Holdings, LLC it does not own as a non-controlling interest in its consolidated financial statements.

J.G. Wentworth, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2012	2013
		(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$103,137	$39,355
Restricted cash and investments	112,878	107,995
VIE finance receivables, at fair market value (1)	3,586,465	3,861,612
Other finance receivables, at fair market value	28,723	27,281
VIE finance receivables, net of allowance for losses of $3,717 and $5,348, respectively (1)	128,737	117,963
Other finance receivables, net of allowance for losses of $933 and $2,035, respectively	21,616	15,542
Notes receivable, at fair market value (1)	8,074	6,238
Note receivable due from affiliate	5,243	—
Other receivables, net of allowance for losses of $276 and $251, respectively	13,146	14,269
Fixed assets, net of accumulated depreciation of $3,128 and $4,514, respectively	6,321	7,319
Intangible assets, net of accumulated amortization of $14,257 and $16,899, respectively	51,277	48,760
Goodwill	84,993	84,993
Marketable securities	131,114	132,613
Deferred tax assets, net	2,455	1,777
Other assets	14,418	31,350
Total assets	$4,298,597	$4,497,067

LIABILITIES AND MEMBER’S CAPITAL
Accounts payable	$8,630	$7,639
Accrued expenses	12,440	18,776
Accrued interest	11,687	13,158
VIE derivative liabilities, at fair market value	121,498	81,125
VIE borrowings under revolving credit facilities and other similar borrowings	27,380	49,168
VIE long-term debt	162,799	154,020
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,229,591	3,437,861
Term loan payable	142,441	556,422
Other liabilities	8,199	8,289
Installment obligations payable	131,114	132,613
Total liabilities	$3,855,779	$4,459,071
Member’s capital	$442,818	$37,996
Total liabilities and member’s capital	$4,298,597	$4,497,067

(1) Pledged as collateral to credit and long-term debt facilities

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.G. Wentworth, LLC and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2013	2012	2013
	(Dollars in thousands)
REVENUES
Interest income	$43,166	$45,710	$132,515	$126,293
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	57,726	50,226	188,621	214,068
Gain (loss) on swap termination, net	(831)	525	(457)	351
Servicing, broker, and other fees	2,516	1,156	7,580	3,691
Other	124	(4)	384	(57)
Realized loss on notes receivable, at fair market value	—	—	—	(1,862)
Realized and unrealized gains on marketable securities, net	5,579	5,525	12,549	10,523
Total revenue	$108,280	$103,138	$341,192	$353,007

EXPENSES
Advertising	$18,463	$17,862	$56,232	$51,665
Interest expense	39,374	54,005	118,932	139,974
Compensation and benefits	10,643	9,100	32,674	32,494
General and administrative	3,370	4,519	10,565	14,881
Professional and consulting	3,286	4,807	10,936	13,906
Debt issuance	2,345	2,583	5,968	5,655
Securitization debt maintenance	1,497	1,543	3,736	4,526
Provision for losses on finance receivables	341	1,690	1,887	4,374
Depreciation and amortization	1,603	1,467	4,735	4,231
Installment obligations expense, net	6,400	6,301	15,018	12,820
Total expenses	$87,322	$103,877	$260,683	$284,526
Income (loss) before taxes	$20,958	$(739)	$80,509	$68,481
Provision (benefit) for income taxes	(269)	146	(353)	1,301
Net income (loss)	21,227	(885)	80,862	67,180
Less noncontrolling interest in earnings (loss) of affiliate	$(4)	$—	$2,731	$—
Net income (loss) attributable to J.G. Wentworth, LLC	$21,231	$(885)	$78,131	$67,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.G. Wentworth, LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2013	2012	2013
	(Dollars in thousands)
Net income (loss)	$21,227	$(885)	$80,862	$67,180
Other comprehensive gain (loss):
Reclassification adjustment for loss included in net income	—		—	1,862
Unrealized gains on notes receivable arising during the year	230	3	279	502
Total other comprehensive gain	230	3	279	2,364
Total comprehensive income (loss)	21,457	(882)	81,141	69,544
Less: Net income (loss) allocated to noncontrolling interest in earnings (loss) of affiliate	(4)	—	2,731	—
Comprehensive income (loss) attributable to J.G. Wentworth, LLC	$21,461	$(882)	$78,410	$69,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.G. Wentworth, LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Member’s Capital (Unaudited)

	Member’s Capital	Accumulated Other Comprehensive Gain (Loss)	Total Member’s Capital
	(Dollars in thousands)
Member’s capital December 31, 2012	$443,095	$(277)	$442,818
Net income	67,180	—	67,180
Share-based compensation	1,511	—	1,511
Capital distributions	(475,877)	—	(475,877)
Amounts reclassified from accumulated other comprehensive income	—	1,862	1,862
Unrealized gains on notes receivable arising during the period	—	502	502
Member’s capital September 30, 2013	$35,909	$2,087	$37,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.G. Wentworth, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine-Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$80,862	$67,180
Adjustments to reconcile net income to net cash used in operating activities:
Provision for losses on receivables	1,887	4,374
Depreciation	1,183	1,589
Amortization of finance receivables acquisition costs	12	8
Amortization of intangibles	3,552	2,642
Amortization of debt issuance costs	1,055	3,173
Change in unrealized gains/losses on finance receivables	(346,749)	(197,429)
Change in unrealized gains/losses on long-term debt	157,998	23,769
Change in unrealized gains/losses on derivatives	130	(40,408)
Loss on notes receivable, at fair market value	—	1,862
Net proceeds from sale of finance receivables	7,881	473
Purchases of finance receivables	(284,764)	(315,058)
Collections of finance receivables	341,998	359,308
Gain on sale of finance receivables	(977)	(20)
Recoveries of receivables	558	1
Accretion of interest income	(131,784)	(125,759)
Accretion of interest expense	(25,044)	(33,094)
Share-based compensation expense	1,841	1,511
Change in marketable securities, net	(12,549)	(10,523)
Installment obligations expense, net	15,018	12,820
Change in fair value of life settlement contracts	517	22
Premiums and other costs paid, net of proceeds from the sale and maturity of life settlement contracts	2,982	(189)
Deferred income taxes	(154)	678
(Increase) decrease in operating assets:
Restricted cash and investments	46,248	4,883
Other assets	(2,111)	(1,965)
Other receivables	(1,647)	(519)
Increase (decrease) in operating liabilities:
Accounts payable	4,619	(991)
Accrued expenses	(7,059)	6,336
Accrued interest	(77)	1,471
Other liabilities	(5,276)	835
Net cash used in operating activities	$(149,850)	$(233,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.G. Wentworth, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Nine-Months Ended September 30,
	2012	2013
	(Dollars in thousands)
Cash flows from investing activities:
Purchase of intangible assets	(159)	(125)
Receipts from notes receivable	3,453	2,338
Purchase of fixed assets, net of sale proceeds	(2,110)	(2,587)
(Issuance of) collections on notes receivable from affiliate	(5,000)	5,243
Net (used in) cash provided by investing activities	$(3,816)	$4,869
Cash flows from financing activities:
Distributions of member’s capital	—	(459,612)
Issuance of VIE long-term debt	414,940	406,241
Payments for debt issuance costs	(5,873)	(19,864)
Payments on lease obligations	(736)	(745)
Repayment of long-term debt and derivatives	(185,258)	(195,641)
Gross proceeds from revolving credit facility	274,149	301,640
Repayments of revolving credit facility	(296,789)	(279,884)
Issuance of installment obligations payable	—	2,687
Purchase of marketable securities	—	(2,687)
Repayments of installment obligations payable	(37,218)	(14,008)
Proceeds from sale of marketable securities	37,218	14,008
Repayments under term loan	(22,515)	(144,941)
Net proceeds from new term loan	—	557,175
Redemption of share-based awards	(300)	—
Noncontrolling interest investors’ distributions, net	(20,991)	—
Net cash provided by financing activities	$156,627	$164,369
Net increase (decrease) in cash	$2,961	$(63,782)
Cash and cash equivalents at beginning of period	70,171	103,137
Cash and cash equivalents at end of period	$73,132	$39,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$143,306	$169,693
Capital distributions	$—	$459,612
Supplemental disclosure of noncash items:
Issuance of note receivable from sale of finance receivables held for sale	$606	$—
Non-cash asset distribution of member’s capital	$—	$16,265

The accompanying notes are an integral part of these condensed consolidated financial statements

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars In Thousands, Unless Otherwise Noted)

1. Background and Basis of Presentation

Organization and Description of Business Activities

J.G. Wentworth, LLC was formed on July 1, 2005 as a wholly-owned subsidiary of JGW Holdco, LLC (“Holdco”). Holdco is currently owned by its members, JLL JGW Distribution, LLC, a Delaware limited liability company, and J.G. Wentworth, Inc.

In July 2011, the Company, Orchard Acquisition Company, LLC (“OAC”) and its subsidiaries and PGHI Corp., formed JGWPT Holdings, LLC, a Delaware limited liability company.   JGWPT Holdings, LLC then formed JGW Holdings Merger Sub, LLC (“Merger Sub”), a Delaware limited liability company, as its wholly-owned subsidiary. Merger Sub was merged with and into the Company, with the Company continuing as the surviving entity in the merger, and as a result of this merger (i) all of the outstanding equity interests of the Company were converted into identical corresponding equity interests in JGWPT Holdings, LLC, (ii) all of the outstanding equity interests in JGWPT Holdings, LLC held by the Company were cancelled, and (iii) each outstanding equity interest in Merger Sub was converted into one common interest in the Company. As a result, the Company became a wholly-owned subsidiary of JGWPT Holdings, LLC, with all outstanding equity interests formerly held in the Company held in JGWPT Holdings, LLC. Subsequently, as part of the merger, OAC became a wholly-owned subsidiary of the Company (the “OAC Merger”).

The Company, operating through its subsidiaries and affiliates, has its principal office in Radnor, Pennsylvania. The Company provides liquidity to individuals with financial assets such as structured settlements, annuities, lottery winnings, and others by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of financial assets.  The Company also provides pre-settlement funding to people with pending personal injury claims. The Company engages in warehousing and subsequent resale or securitization of these various financial assets.

The Corporation was incorporated as a Delaware corporation on June 21, 2013.   The Corporation was formed for the purpose of completing an initial public offering and related transactions in order to carry on the business of JGWPT Holdings, LLC as a publicly-traded company.

Concurrently with the initial public offering of the Corporation on November 14, 2013, JGWPT Holdings, LLC’s operating agreement was amended and restated such that, among other things, JGWPT Holdings Inc. became the sole managing member of JGWPT Holdings, LLC as of that date. These transactions are described in Note 17.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X and do not include all of the information required by GAAP for complete financial statements.  In the opinion of management, the unaudited financial statements reflect all adjustments which are necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature.  The results of operations for interim periods are not necessarily indicative of the results for the entire year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts reported in the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  The most significant balance sheet accounts that could be affected by such estimates are variable interest entity (“VIE”) and other finance receivables, at fair market value, VIE derivative liabilities at fair market value, VIE long-term debt issued by securitization and permanent financing trusts at fair market value, intangible assets and goodwill. Actual results could differ from those estimates and such differences could be material. These interim financial statements should be read in conjunction with the Company’s 2012 audited consolidated financial statements that are included in our Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed on November 8, 2013.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, including those entities that are considered VIEs, and where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).  Excluded from the consolidated financial statements of the Company are those entities that are considered VIEs and where the Company has been deemed not to be the primary beneficiary according to ASC 810.  The December 31, 2012 consolidated financial statements also included the accounts of American Insurance Strategies Fund II, LP (“AIS Fund II”) for which the Company was the general partner.  The limited partners’ interests are reflected as non-controlling interests in the Company’s consolidated financial statements.  In 2012, the assets of the AIS Fund II were liquidated and distributed to the partners.

All material inter-company balances and transactions are eliminated in consolidation.

2. Recently Issued Accounting Statements

Effective January 1, 2013, the Company adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires disclosures that affect all entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet.  Entities should provide the disclosures required by ASU No. 2011-11 retrospectively for all comparative periods presented.   Adoption of ASU 2011-11 did not impact the Company’s financial statements.

Effective January 1, 2013, the Company early adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  The Company did not record any reclassifications out of accumulated other comprehensive income during the three-months ended September 30, 2013.  The Company did record the following reclassifications out of accumulated other comprehensive income during the nine-months ended September 30, 2013 as a result of the associated notes maturing during the period:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of operations
Unrealized gains and losses on available-for-sale securities	$1,862	Realized loss on notes receivable, at fair market value

As discussed more fully in Note 3 of the Company’s 2012 audited consolidated financial statements, the notes receivable are treated as debt securities, classified as available-for-sale, and carried at fair value.  The remaining $6,238 of notes receivable, at fair market value at September 30, 2013, are expected to mature in 2018.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The Company does not anticipate the adoption of this amendment will have a material impact on its financial statements.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars In Thousands, Unless Otherwise Noted)

3. Variable Interest Entities

In the normal course of business, the Company is involved with various entities that are considered to be VIEs.  A VIE is an entity that has either a total investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest under the voting interest model of consolidation.  The Company is required to consolidate any VIE for which it is determined to be the primary beneficiary.  The primary beneficiary is the entity that has the power to direct those activities of the VIE that most significantly impact the VIEs’ economic performance and has the obligation to absorb losses from or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The Company reviews all significant interests in the VIEs it is involved with including consideration of the activities of the VIEs that most significantly impact the VIEs’ economic performance and whether the Company has control over those activities.  On an ongoing basis, the Company assesses whether or not it is the primary beneficiary of a VIE.

As a result of adopting ASC 810, the Company was deemed to be the primary beneficiary of the VIEs used to securitize its finance receivables (“VIE finance receivables”).  The Company elected the fair value option with respect to assets and liabilities in its securitization VIEs as part of their initial consolidation on January 1, 2010.

The debt issued by the Company’s securitization VIEs is reported on the Company’s consolidated balance sheets as long-term debt issued by securitization and permanent financing trusts, at fair market value (“VIE securitization debt”).  The VIE securitization debt is recourse solely to the VIE finance receivables held by such special purpose entities (Note 5 and 6) and thus is non-recourse to the other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. As a result of the long lives of many finance receivables purchased and securitized by the Company, most consolidated VIEs have expected lives in excess of twenty years.

4. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels are defined as follows:

•                  Level 1 — inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

•                  Level 2 — inputs to the valuation methodology include quoted prices in markets that are not active or quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                  Level 3 — inputs to the valuation methodology are unobservable, reflecting the entity’s own assumptions about assumptions market participants would use in pricing the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Fair value is a market based measure considered from the perspective of a market participant who holds the asset or owes the liabilities rather than an entity specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the assets or liabilities at the measurement date.  The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company also evaluates various factors to determine whether certain transactions are orderly and may make adjustments to transactions or quoted prices when the volume and level of activity for an asset or liability have decreased significantly.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

The above conditions could cause certain assets and liabilities to be reclassified from Level 1 to Level 2/Level 3 or Level 2 to Level 3.  The inputs or methodology used for valuing the assets or liabilities are not necessarily an indication of the risk associated with the assets and liabilities.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Marketable securities — The estimated fair value of investments in marketable securities is based on quoted market prices.

VIE and other finance receivables and VIE long-term debt issued by securitization and permanent financing trusts, at fair market value — The estimated fair value of VIE and other finance receivables and VIE long-term debt issued by securitization and permanent financing trusts, at fair value is determined based on a discounted cash flow model using expected future collections discounted at a calculated rate.

For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the “Trusts”).  The waterfall includes fees to operate the Trusts (servicing fees, administrative fees, etc.), note holder principal and note holder interest.  Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation. The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the Company’s retained interest holders.

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts.  The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread using the Company’s most recent securitization as a benchmark.  The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade.   The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value.   The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate; this rate is used to determine the value of the finance receivables’ asset cash flows.  In addition, the Company considers transformation cost and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows.  The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche.  The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche (9.34% and 7.71% as of December 31, 2012 and September 30, 2013, respectively, with a weighted average life of 20 years as of both dates).

The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation.  Finance receivable cash flows, including the residual asset cash flows, are included in finance receivables, at fair market value in the Company’s consolidated balance sheets.  The associated debt’s projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair market value.

For finance receivables not yet securitized, the Company uses the calculated spreads, as well as considering transformation costs and profit margin, from its most recent securitization to determine the fair value yield adjusting for expected losses and applying the residual yield for the cash flows the Company projects would make up the retained interest in a securitization.

For the Company’s life contingent structured settlement (“LCSS”) receivables and long-term debt issued by its related permanent financing trusts, the blended weighted average discount rate of the LCSS receivables at the time of borrowing (which occurs frequently throughout the year) is used to determine the fair value of the receivables’ cash flows.  The residual cash flows relating to the LCSS receivables are discounted using a separate yield based on the assumed rating to the residual tranche reflecting the life contingent feature of these receivables.

VIE and other finance receivables, net of allowance for losses — The fair value of structured settlement, annuity, and lottery receivables was estimated based on the present value of future expected cash flows using discount rates

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

commensurate with the risks involved.  The fair value of pre-settlement funding transactions and attorney cost financing was based on expected losses and historical loss experience associated with the respective receivables using management’s best estimates of the key assumptions regarding credit losses.

Life settlement contracts, at fair market value — The fair values of life settlement contracts are determined by reference to the transfer price of similar life settlement contracts under a discounted cash flow calculation that takes into account the net death benefit under the policy, estimated future premium payments and the life expectancy of the insured, as well as other qualitative factors regarding market participants assumptions.  Life expectancy is determined on a policy-by-policy basis using the results of medical underwriting performed by independent agencies.

Notes receivable, at fair market value — The fair values of notes receivables are determined based on the discounted present value of future expected cash flows using management’s best estimates of the key assumptions regarding credit losses and discount rates determined to be commensurate with the risks involved. The Company does not expect prepayment on the finance receivables underlying the notes receivable and accordingly, no significant change in the fair value is expected as a result of prepayment.  The fair value and amortized costs of these notes receivable are as follows:

	December 31, 2012	September 30, 2013
Amortized cost	$8,297	$6,175
Fair market value	$8,074	$6,238

Note receivable due from affiliate — The estimated fair value of note receivable due from affiliate is assumed to equal its carrying amount.  The note receivable was repaid in full in February 2013.

Other receivables, net of allowance for losses — The estimated fair value of advances receivable and certain other receivables, which are generally recovered in less than three months, is assumed to equal to the carrying amount.  The carrying value of other receivables which have expected recoverability of greater than three months, which consist primarily of a note receivable, have been estimated based on the present value of future expected cash flows using management’s best estimate of the key assumptions, including discount rates commensurate with the risks involved.

VIE derivative liabilities, at fair value — The fair value of interest rate swaps is based on dealer quotes that are corroborated with pricing models that utilize current interest rates and the timing and amount of cash flows.

Installment obligations payable — Installment obligations payable are reported at contract value determined based on changes in the measuring indices selected by the obligees under the terms of the obligations over the lives of the obligations.  The fair value of installment obligations payable is estimated to be equal to carrying value.

Term loan payable — The carrying value of the term loan approximates its fair value.  In February 2013, the term loan was refinanced with a new senior secured credit facility and subsequently, in May 2013, the new credit facility was amended to provide an additional term loan with the same terms as the new credit facility.

VIE borrowings under revolving credit facilities and other similar borrowings — The estimated fair value of borrowings under revolving credit facilities and other similar borrowings is based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.  The Company estimates that the carrying value of its lines of credit, which bear interest at a variable rate, approximates fair value.

VIE long-term debt — The estimated fair value of VIE long-term debt is based on fair value borrowing rates available to the Company based on recently executed transactions with similar underlying collateral characteristics, reflecting the specific terms and conditions of the debt.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on the Company’s condensed consolidated balance sheets as of December 31, 2012 and September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level I	Level II	Level III	at Fair Value
December 31, 2012:
Assets
Marketable securities:
Equity securities
US large cap	$40,446	$—	$—	$40,446
US mid cap	8,472	—	—	8,472
US small cap	9,224	—	—	9,224
International	22,651	—	—	22,651
Other equity	789	—	—	789
Total equity securities	81,582	—	—	81,582
Fixed income securities
US fixed income	36,047	—	—	36,047
International fixed income	5,963	—	—	5,963
Other fixed income	11	—	—	11
Total fixed income securities	42,021	—	—	42,021
Other securities
Cash & cash equivalents	4,789	—	—	4,789
Alternative investments	483	—	—	483
Annuities	2,239	—	—	2,239
Total other securities	7,511	—	—	7,511
Total marketable securities	131,114	—	—	131,114
VIE and other finance receivables, at fair market value	—	—	3,615,188	3,615,188
Notes receivable, at fair market value	—	—	8,074	8,074
Life settlement contracts, at fair market value (1)	—	—	1,724	1,724
Total Assets	$131,114	$—	$3,624,986	$3,756,100

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$—	$—	$3,229,591	$3,229,591
VIE derivative liabilities, at fair market value	—	121,498	—	121,498
Total Liabilities	$—	$121,498	$3,229,591	$3,351,089

September 30, 2013:
Assets
Marketable securities:
Equity securities
US large cap	$44,765	$—	$—	$44,765
US mid cap	9,125	—	—	9,125
US small cap	10,481	—	—	10,481
International	22,233	—	—	22,233
Other equity	821	—	—	821
Total equity securities	87,425	—	—	87,425
Fixed income securities
US fixed income	33,263	—	—	33,263
International fixed income	5,303	—	—	5,303
Other fixed income	30	—	—	30
Total fixed income securities	38,596	—	—	38,596
Other securities
Cash & cash equivalents	3,754	—	—	3,754
Alternative investments	645	—	—	645
Annuities	2,193	—	—	2,193
Total other securities	6,592	—	—	6,592
Total marketable securities	132,613	—	—	132,613
VIE and other finance receivables, at fair market value	—	—	3,888,893	3,888,893
Notes receivable, at fair market value	—	—	6,238	6,238
Total Assets	$132,613	$—	$3,895,131	$4,027,744

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$—	$—	$3,437,861	$3,437,861
VIE derivative liabilities, at fair market value	—	81,125		81,125
Total Liabilities	$—	$81,125	$3,437,861	$3,518,986

(1) Included in other assets on the Company’s condensed consolidated balance sheets.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of December 31, 2012 and September 30, 2013, respectively:

December 31, 2012:	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Assets
VIE and other finance receivables, at fair market value	$3,615,188	Discounted cash flow	Discount rate	2.68% - 12.52% (3.99%)
Notes receivable, at fair market value	8,074	Discounted cash flow	Discount rate	9.78% (9.78%)
Life settlement contracts, at fair market value	1,724	Model actuarial pricing	Life expectancy Discount rate	16 to 260 months (147) 18.50% (18.50%)
Total Assets	$3,624,986

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$3,229,591	Discounted cash flow	Discount rate	0.53% - 12.38% (3.43%)
Total Liabilities	$3,229,591

September 30, 2013:	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Assets
VIE and other finance receivables, at fair market value	$3,888,893	Discounted cash flow	Discount rate	2.59% - 12.98% (3.99%)
Notes receivable, at fair market value	6,238	Discounted cash flow	Discount rate	7.71% (7.71%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	7 to 251 months (140) 18.50% (18.50%)
Total Assets	$3,895,131

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$3,437,861	Discounted cash flow	Discount rate	0.74% - 12.67% (3.60%)
Total Liabilities	$3,437,861

A significant unobservable input used in the fair value measurement of all of the Company’s assets and liabilities measured at fair value using unobservable inputs (Level 3) is the discount rate.  Significant increases (decreases) in the discount rate used to estimate fair value in isolation would result in a significantly lower (higher) fair value measurement of the corresponding asset or liability. An additional significant unobservable input used in the fair value measurement of the life settlement contracts, at fair value, is life expectancy. Significant increases (decreases) in the life expectancy used to estimate the fair value of life settlement contracts in isolation would result in a significantly lower (higher) fair value measurement.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the nine-months ended September 30, 2012 and 2013 were as follows:

	VIE and other finance receivables, at fair market value	Life settlement contracts, at fair market value	Notes receivable, at fair market value	Total
Balance at December 31, 2011	$3,041,090	$6,214	$12,765	$3,060,069

Total gains (losses):
Included in earnings / losses	346,746	(517)	—	346,229
Included in other comprehensive gain	—	—	279	279
Purchases	259,005	—	—	259,005
Premiums paid	—	935	—	935
Sales	(447)	(3,917)	—	(4,364)
Lapsed policies	—	—	—	—
Interest accreted	111,798	—	—	111,798
Payments received	(303,721)	—	(3,453)	(307,174)
Maturities	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance at September 30, 2012	$3,454,471	$2,715	$9,591	$3,466,777
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at:
September 30, 2012	$346,155	$(132)	$—	$346,023

Balance at December 31, 2012	$3,615,188	$1,724	$8,074	$3,624,986

Total gains (losses):
Included in earnings / losses	197,429	(22)	—	197,407
Included in other comprehensive gain	—	—	502	502
Purchases	300,452	—	—	300,452
Premiums paid	—	241	—	241
Sales	—	—	—	—
Lapsed policies	—	—	—	—
Interest accreted	107,784	—	—	107,784
Payments received	(322,345)	—	(2,338)	(324,683)
Maturities	—	(51)	—	(51)
Asset distribution	(9,615)	(1,892)	—	(11,507)
Transfers in and/or out of Level 3	—	—	—	—
Balance at September 30, 2013	$3,888,893	$—	$6,238	$3,895,131
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at:
September 30, 2013	$197,429	$31	$—	$197,460

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine-months ended September 30, 2012 and 2013 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts
Balance at December 31, 2011	$2,663,873
Total (gains) losses:
Included in earnings / losses	157,998
Issuances	400,881
Interest accreted	(25,207)
Repayments	(169,693)
Transfers in and/or out of Level 3	—
Balance at September 30, 2012	$3,027,852

The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized gains or losses relating to long- term debt still held at:
September 30, 2012	$157,998

Balance at December 31, 2012	$3,229,591
Total (gains) losses:
Included in earnings / losses	23,769
Issuances	406,240
Interest accreted	(35,863)
Repayments	(185,876)
Transfers in and/or out of Level 3	—
Balance at September 30, 2013	$3,437,861

The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized gains or losses relating to long- term debt still held at:
September 30, 2013	$23,769

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

Realized and unrealized gains and losses included in earnings in the accompanying condensed consolidated statements of operations for the three and nine-months ended September 30, 2012 and 2013 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt	Life settlement contracts income

Total gains (losses) included in earnings in the three months ended September 30, 2012	$57,142	$183

Change in unrealized gains (losses) in the three months ended September 30, 2012 relating to assets still held at the reporting date	$57,142	$183

Total gains (losses) included in earnings in the three months ended September 30, 2013	$46,020	$51

Change in unrealized gains (losses) in the three months ended September 30, 2013 relating to assets still held at the reporting date	$46,020	$51

Total gains (losses) included in earnings in the nine months ended September 30, 2012	$188,748	$(517)

Change in unrealized gains (losses) in the nine months ended September 30, 2012 relating to assets still held at the reporting date	$188,157	$(132)

Total gains (losses) included in earnings in the nine months ended September 30, 2013	$173,660	$(22)

Change in unrealized gains (losses) in the nine months ended September 30, 2013 relating to assets still held at the reporting date	$173,660	$31

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate that value.  As such, the estimated fair values of the Company’s financial instruments are as follows:

	December 31,		September 30,
	2012		2013
	Estimated		Estimated
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Financial assets
Marketable securities	$131,114	$131,114	$132,613	$132,613
VIE and other finance receivables, at fair market value	3,615,188	3,615,188	3,888,893	3,888,893
VIE and other finance receivables, net of allowance for losses (1)	145,155	150,353	127,413	133,505
Life settlement contracts, at fair market value	1,724	1,724	—	—
Notes receivable, at fair market value	8,074	8,074	6,238	6,238
Notes receivable, due from affiliate (1)	5,243	5,243	—	—
Other receivables, net of allowance for losses (1)	13,146	13,146	14,269	14,269

Financial liabilities
VIE derivative liabilities, at fair market value	121,498	121,498	81,125	81,125
VIE borrowings under revolving credit facilities and other similar borrowings (1)	28,198	27,380	50,655	49,168
VIE long-term debt (1)	158,801	162,799	149,954	154,020
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,229,591	3,229,591	3,437,861	3,437,861
Installment obligations payable (1)	131,114	131,114	132,613	132,613
Term loan payable (1)	142,441	142,441	556,422	556,422

(1) These represent financial instruments not recorded in the condensed consolidated balance sheets at fair value.  Such financial instruments would be classified as Level 3 within the fair value hierarchy.

5. VIE and Other Finance Receivables, at Fair Market Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 810.  Additionally, as a result of the Company including lottery winning finance receivables in its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. As of December 31, 2012 and September 30, 2013, VIE and other finance receivables for which the fair value option was elected consist of the following:

	December 31, 2012	September 30, 2013
Maturity value	$5,335,328	$5,784,472
Unearned income	(1,720,140)	(1,895,579)
Net carrying amount	$3,615,188	$3,888,893

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

Encumbrances on VIE and other finance receivables, at fair value are as follows:

Encumbrance	December 31, 2012	September 30, 2013
VIE securitization debt (2)	$3,550,394	$3,773,189
$100 million credit facility (1)	230	19,014
$200 million credit facility (1)	7,059	13,924
$300 million credit facility (1)	8,277	19,480
$50 million permanent financing related to 2011-A	20,505	36,005
Total VIE finance receivables at fair value	3,586,465	3,861,612
Not encumbered	28,723	27,281
Total VIE and other finance receivables at fair value	$3,615,188	$3,888,893

(1) See Note 7

(2) See Note 9

Notes receivable, at fair market value and residual cash flows from finance receivables, at fair market value held in securitizations are pledged as collateral for the residual term debt (Note 8) at December 31, 2012 and September 30, 2013.

The Company is engaged to service certain finance receivables it sells to third parties.  Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s unaudited condensed consolidated statements of operations, and for the three and nine-months ended September 30, 2013 and 2012 were as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2013	2012	2013
Servicing fees	$258	$239	$803	$714

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

6. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses, as of December 31, 2012 and September 30, 2013 consist of the following:

	December 31, 2012	September 30, 2013
Structured settlements and annuities	$79,653	$76,640
Less: unearned income	(53,398)	(50,552)
	26,255	26,088
Lottery winnings	97,204	89,232
Less: unearned income	(33,768)	(29,500)
	63,436	59,732
Pre-settlement funding transactions	62,775	55,460
Less: deferred revenue	(4,296)	(2,872)
	58,479	52,588
Life insurance premium financing	3,807	—
Less: deferred revenue	(43)	—
	3,764	—
Attorney cost financing	3,072	2,480
Less: deferred revenue	(3)	—
	3,069	2,480
VIE and other finance receivables, gross	155,003	140,888
Less: allowance for losses	(4,650)	(7,383)
VIE and other finance receivables, net	$150,353	$133,505

Encumbrances on VIE and other finance receivables, net are as follows:

Encumbrance	December 31, 2012	September 30, 2013
VIE securitization debt (2)	$80,826	$79,193
$40 million pre-settlement credit facility (1)	25,859	23,463
$45.1 million long-term presettlement facility (2)	19,389	12,775
$2.4 million long-term facility (2)	2,663	2,532
Total VIE finance receivables, net of allowances	128,737	117,963
Not encumbered	21,616	15,542
Total VIE and other finance receivables, net of allowances	$150,353	$133,505

(1) See Note 7

(2) See Note 8

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

Activity in the allowance for losses for VIE and other finance receivables for the three and nine-months ended September 30, 2012 and 2013 was as follows:

	Structured settlements and annuities	Lottery	Pre-settlement funding transactions	Life insurance premium financing	Attorney cost financing	Total
Three-months ended September 30, 2012:
Allowance for losses:
Balance at beginning of period	$(381)	$(1)	$(1,644)	$—	$(482)	$(2,508)
Provision for loss	—	55	(504)	2	106	(341)
Charge-offs	49	18	65	—	19	151
Recoveries	—	(72)	(479)	(2)	—	(553)
Balance at end of period	$(332)	$—	$(2,562)	$—	$(357)	$(3,251)

Three-months ended September 30, 2013:
Allowance for losses:
Balance at beginning of period	$(182)	$—	$(6,282)	$—	$(293)	$(6,757)
Provision for loss	51	85	(1,836)	—	10	(1,690)
Charge-offs	85	—	1,064	—	—	1,149
Recoveries	—	(85)	—	—	—	(85)
Balance at end of period	$(46)	$—	$(7,054)	$—	$(283)	$(7,383)

Nine-months ended September 30, 2012:
Allowance for losses:
Balance at beginning of period	$(345)	$(1)	$(670)	$—	$(5)	$(1,021)
Provision for loss	(26)	(48)	(1,522)	75	(366)	(1,887)
Charge-offs	75	139	109	—	14	337
Recoveries	(36)	(90)	(479)	(75)	—	(680)
Other	—	—	—	—	—	—
Balance at end of period	$(332)	$—	$(2,562)	$—	$(357)	$(3,251)

Individually evaluated for impairment	$(332)	$—	$(313)	$—	$—	$(645)
Collectively evaluated for impairment	—	—	(2,249)	—	(357)	(2,606)
Balance at end of period	$(332)	$—	$(2,562)	$—	$(357)	$(3,251)

VIE and other finance receivables, net:
Individually evaluated for impairment	$24,987	$65,764	$436	$—	$—	$91,187
Collectively evaluated for impairment	—	—	53,749	4,800	3,458	62,007
Ending Balance	$24,987	$65,764	$54,185	$4,800	$3,458	$153,194

Nine-months ended September 30, 2013:
Allowance for losses:
Balance at beginning of period	$(181)	$(6)	$(4,194)	$—	$(269)	$(4,650)
Provision for loss	(88)	96	(4,370)	2	(14)	(4,374)
Charge-offs	224	35	1,510	—	—	1,769
Recoveries	(1)	(125)	—	(2)	—	(128)
Balance at end of period	$(46)	$—	$(7,054)	$—	$(283)	$(7,383)

Individually evaluated for impairment	$(46)	$—	$(2,095)	$—	$—	$(2,141)
Collectively evaluated for impairment	—	—	(4,959)	—	(283)	(5,242)
Balance at end of period	$(46)	$—	$(7,054)	$—	$(283)	$(7,383)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,042	$59,732	$2,514	$—	$—	$88,288
Collectively evaluated for impairment	—	—	43,020	—	2,197	45,217
Ending Balance	$26,042	$59,732	$45,534	$—	$2,197	$133,505

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

Management makes significant estimates in determining the allowance for losses on finance receivables. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions and anticipated delinquencies. Since the allowance for losses is dependent on general and other economic conditions beyond the Company’s control, it is at least reasonably possible that the estimate for the allowance for losses could differ materially from the currently reported amount in the near term.  At December 31, 2012 and September 30, 2013, the Company had impaired pre-settlement funding transactions in the amount of $2,521 and $3,453, respectively and has discontinued recognition of the income on these items.  The Company had no impaired attorney cost financing advances as of December 31, 2012 and September 30, 2013, respectively.

Pre-settlement funding transactions and attorney cost financing are usually outstanding for a period of time exceeding one year.  The Company performs underwriting procedures to assess the quality of the underlying pending litigation collateral prior to entering into these transactions.  The underwriting process involves an evaluation of each transaction’s case merits, counsel track record, and case concentration.

The Company assesses the status of the individual pre-settlement funding transactions at least once every 120 days to determine whether there are any case specific concerns that need to be addressed and included in the allowance for losses on finance receivables.  The Company also analyzes pre-settlement funding transactions on a portfolio basis based on the transactions’ age as the ability to collect is correlated to the duration of time the advances are outstanding.

The following table presents gross pre-settlement funding transactions as of December 31, 2012 and September 30, 2013 based on their year of origination:

Year of Origination	December 31, 2012	September 30, 2013
2009	6,276	5,270
2010	9,891	6,116
2011	17,770	11,978
2012	28,838	19,522
2013	—	12,574
	$62,775	$55,460

Based on historical portfolio experience, the Company has reserved for pre-settlement and attorney cost financing receivables of $4,194 and $269 as of December 31, 2012 and $7,054 and $283 as of September 30, 2013, respectively.

The following table presents portfolio delinquency status as of December 30, 2012 and September 30, 2013, respectively:

							VIE and Other
	30-59	60-89	Greater			VIE and Other Finance	Finance Receivables, net
	Days	Days	than	Total		Receivables,	> 90 days
	Past Due	Past Due	90 Days	Past Due	Current	net	accruing
December 31, 2012:
Structured settlements and annuities	$8	$—	$54	$62	$26,012	$26,074	$—
Lottery winnings	—	—	—	—	63,430	63,430	—
Life insurance premium financing	—	—	—	—	3,764	3,764	—
Total	$8	$—	$54	$62	$93,206	$93,268	$—

September 30, 2013:
Structured settlements and annuities	$—	$—	$172	$172	$25,870	$26,042	$—
Lottery winnings	—	—	—	—	59,732	59,732	—
Life insurance premium financing	—	—	—	—	—	—	—
Total	$—	$—	$172	$172	$85,602	$85,774	$—

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

7. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

At December 31, 2012 and September 30, 2013, VIE borrowings under revolving credit facilities and other similar borrowings on the condensed consolidated balance sheets consist of the following:

		December 31,	September 30,
	Entity	2012	2013
$100 million variable funding note facility with interest payable monthly at 9.0%, collateralized by JGW-S III’s structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee of 1.00% per annum for the undrawn balance of its line of credit.	JGW-S III	$183	$12,050

$200 million credit facility, interest payable monthly at the rate greater of 5.00% or the sum of LIBOR plus applicable margin (5.0% at December 31, 2012 and September 30, 2013), maturing on February 17, 2016 , collateralized by JGW IV’s structured settlements and annuity receivables. JGW IV, LLC is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW IV	4,171	10,231

$300 million multi-tranche and lender credit facility, interest payable monthly. The Facility was revised on July 24, 2013 as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.18% and 3.29% at September 30, 2013). Tranche B rate is 5.5% plus LIBOR (5.68% at September 30, 2013). The facility matures on July 24, 2016 and is collateralized by JGW V’s structured settlements and annuity receivables. JGW V, LLC is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit. (1)	JGW V	5,530	11,763

$40 million credit facility with interest payable monthly at the lender’s “prime rate” plus 1.00%, subject to a floor of 4.50% (4.5% at December 31, 2012 and September 30, 2013), maturing December 31, 2013. The line of credit is collateralized by certain pre-settlement receivables. Peach One is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	17,527	15,124

Life settlements financing facility, interest payable quarterly at three-month Euribor plus 7.30% (7.49% at December 31, 2012). The facility was collateralized by assigned life settlement contracts from Immram and matured on August 23, 2013.	Skolvus 1 GMbh & Co. KG	(31)	—

		$27,380	$49,168

(1) The previous agreement provided for a $275 million facility, a Tranche A rate comprised of 3.50% and either the LIBOR or the Commercial Paper rate depending on the lender (3.71% or 3.90% at December 31, 2012), a Tranche B rate of 6.0% plus LIBOR (6.21% at December 31, 2012), and a monthly unused fee of 0.75% per annum for the undrawn balance of the line of credit.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

8. VIE Long-Term Debt

At December 31, 2012 and September 30, 2013, the VIE long-term debt consisted of the following:

	December 31, 2012	September 30, 2013
PLMT Permanent Facility	$50,008	$48,241
Residual Term Facility	70,000	69,560
Long-Term Presettlement Facility	20,289	13,861
2012-A Facility	2,463	2,319
LCSS Facility (2010-C)	12,880	12,880
LCSS Facility (2010-D)	7,159	7,159
	$162,799	$154,020

PLMT Permanent Facility

The Company has a $75,000 floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The loan matures on November 1, 2038.

The debt agreement with the counterparty requires PLMT to hedge each lottery receivable with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are recorded at fair value in VIE derivative liabilities, at fair market value on the condensed consolidated balance sheets.

Residual Term Facility

In September 2011, the Company issued term debt of $56,000 to a financial institution.  In August 2012, the Company issued additional term debt of $14,000 to the same financial institution.  The residual term debt is collateralized by notes receivable and the cash flows from securitization residuals related to certain securitizations.  Interest on the residual term debt facility is payable monthly at 8.0% until September 15, 2014 and 9.0% thereafter.  The $56,000 term debt matures on September 15, 2018 and the $14,000 term debt matures on September 15, 2019.  Principal payments from collateral cash flows began in September 2013.  In addition, the $56,000 term debt requires annual principal payments of $5,500 beginning on September 15, 2014 and continuing through 2018, the $14,000 term debt requires annual principal payments of $2,000 beginning on September 15, 2014 and continuing through 2019.

Long-Term Pre-settlement Facility

The Company has a $45,100 fixed rate note, of which, $20,289 is outstanding at December 31, 2012 and $13,861 is outstanding at September 30, 2013 and bearing interest at 9.25% annually.   Interest and principal is payable monthly from the cash receipts of collateralized pre-settlement receivables.  The note matures on June 6, 2016.

2012-A Facility

In December 2012, the Company issued a series of notes collateralized by structured settlements.  The proceeds of the notes were $2,463 at a fixed interest rate of 9.25%.  Interest and principal are payable monthly from cash receipts of collateralized structured settlement receivables. The notes mature on June 15, 2024.

Long-term Debt for Life Contingent Structured Settlements (2010-C & 2010-D)

LCSS Facility (2010-C)

In November 2010, the Company issued a private asset class securitization note registered under Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”). The 2010-C bond issuance of $12,880 is collateralized by

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

life-contingent structured settlements.  2010-C accrues interest at 10% per annum and matures on March 15, 2039.

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.

LCSS Facility (2010-D)

In December 2010, the Company paid $155 to purchase the membership interests of LCSS, LLC from JLL Partners. LCSS, LLC owns 100% of the membership interests of LCSS II, which owns 100% of the membership interests of LCSS III.  In November 2010, LCSS III issued $7,159 long-term debt 2010-D collateralized by life-contingent structured settlements.   2010-D accrues interest at 10% per annum and matures on July 15, 2040.

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.

9. VIE Long-term Debt Issued by Securitization and Permanent Financing trusts, at Fair Market Value

Securitization Debt

Effective January 1, 2010, upon consolidation of the securitization-related special purpose entities, the Company elected fair value treatment under ASC 825 to measure the securitization issuer debt and related finance receivables. The Company has determined that measurement of the securitization debt issued by SPEs at fair value better correlates with the value of the finance receivables held by SPEs, which are held to provide the cash flows for the note obligations. Debt issued by SPEs is non-recourse to other subsidiaries.  Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets. In addition, the risk to the Company’s non-SPE subsidiaries from SPE losses is limited to cash reserve and residual interest amounts.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

During the nine-months ended September 30, 2012, the Company completed two asset securitization transactions that were registered according to Rule 144A.  The following table summarizes these securitization SPE transactions:

2012-1
(bond proceeds in $ millions)
Issue date	3/16/2012
Bond proceeds	$232.4
Receivables securitized	4,476
Deal discount rate	4.62%
Retained interest %	6.75%
Class allocation (Moody’s)
Aaa	85.00%
Baa2	8.25%

2012-2
(bond proceeds in $ millions)
Issue date	7/25/2012
Bond proceeds	$158.0
Receivables securitized	3,016
Deal discount rate	4.27%
Retained interest %	6.75%
Class allocation (Moody’s)
Aaa	85.00%
Baa2	8.25%

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

During the nine-months ended September 30, 2013, the Company completed two asset securitization transactions that were registered according to Rule 144A.  The following table summarizes these securitization SPE transactions:

2013-1
(bond proceeds in $ millions)
Issue date	3/20/2013
Bond proceeds	$216.5
Receivables securitized	2,425
Deal discount rate	3.65%
Retained interest %	6.75%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	8.00%

2013-2
(bond proceeds in $ millions)
Issue date	7/30/2013
Bond proceeds	$174.6
Receivables securitized	3,410
Deal discount rate	4.49%
Retained interest %	6.75%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	8.00%

The following table summarizes notes issued by securitization and permanent financing trusts as of December 31, 2012 and September 30, 2013 for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value in the Company’s condensed consolidated balance sheets:

	Outstanding Principal at	Outstanding Principal at	Fair Value at	Fair Value at
	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013
Securitization trusts	$2,693,597	$2,913,160	$2,892,466	$3,095,261
Permanent financing VIEs	319,382	320,609	337,125	342,600
Total	$3,012,979	$3,233,769	$3,229,591	$3,437,861

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

10. Term Loan Payable

In connection with the OAC Merger, the Company assumed OAC’s term loan payable in the amount of $176,489, with interest payable at Eurodollar base rate plus applicable and additional margins (8.75% as of December 31, 2011 and 2012), maturing on November 21, 2013 (the “Term Loan”).  As part of the merger, the credit agreement was amended and restated to allow OAC to make distributions of up to $9,000 to PGHI Corp. to fund the costs of defending certain litigation that remained a PGHI Corp. obligation post-merger and costs of operating certain subsidiaries of PGHI Corp.  The amended and restated credit agreement required a $10,000 principal payment at the time of closing as well as specified consent payments to the lenders of the Term Loan.  The amortization schedule was modified to provide accelerated repayment of the indebtedness and the consolidated leverage ratio and interest coverage ratio covenants were amended. Also, certain subsidiaries of the Company became guarantors pursuant to the terms of the amended and restated agreement.  The collateral agreement relating to their guarantee calls for a security interest in the assets of the subsidiaries as collateral to the guarantee.  The subsidiaries will be released from the collateral agreement once the Term Loan is paid in full.

Under the terms of the restated and amended Term Loan, the Company is prohibited, with certain exceptions, from making distributions or paying dividends. As a result, essentially none of the Company’s $442,818 in member’s capital was free of limitations on the payment of dividends as of December 31, 2012.

On February 8, 2013, the Term Loan was refinanced with a new senior secured credit facility (the “Credit Facility”) that consisted of a $425,000 term loan (the “New Term Loan”) and a $20,000 revolving commitment maturing in February 2019 and August 2017, respectively.  The Company and certain of its subsidiaries are guarantors of the Credit Facility. Substantially all of the non-securitized and non-collateralized assets of the Company were pledged as security for the repayment of borrowings outstanding under the Credit Facility.

At each interest reset date, the Company has the option to elect that the New Term Loan be either a eurodollar loan or a base rate loan.  If a eurodollar loan, interest on the New Term Loan accrues at either Libor or 1.5% (whichever is greater) plus a spread of 7.5%.  If a base rate loan, interest accrues at prime or 2.5% (whichever is greater) plus a spread of 6.5%.  As of September 30, 2013, the New Term Loan’s interest rate was 9.0%. The revolving commitment has the same interest rate terms as the New Term Loan.  In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10,000, subject to customary terms and fees.

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds, to comply with a maximum total leverage ratio. As of September 30, 2013, there were no outstanding borrowings under the revolving commitment and, as a result, the maximum total leverage ratio requirement was not applicable.  The Company and certain of its subsidiaries are also limited in engaging in certain activities, including mergers and acquisitions, incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities.  The Credit Facility also limits, with certain exceptions, certain of the Company’s subsidiaries from making cash dividends and loans to the Company.

In conjunction with the refinancing, the Company made a cash distribution to its members in the amount of $309.6 million as well as an asset distribution in the amount of $16.3 million to PGHI Corp. The distribution assets were originally acquired by the Company as part of the OAC Merger.

On May 31, 2013, the Credit Facility was amended to provide for an additional term loan of $150,000 on the same terms as the New Term Loan. In conjunction with this refinancing, the Company made a cash distribution to its members in the amount of $150,000.

As a result of the aggregate distributions the Company paid its members, each outstanding preferred interest was converted into one common interest on May 31, 2013 in accordance with the Amended and Restated Limited Liability Company Agreement of JGWPT Holdings, LLC.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

11. Derivative Financial Instruments

The Company has interest-rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities.  Hedge accounting has not been applied to any of its interest rate swaps.

As of September 30, 2013, the Company held an interest rate swap related to its JGW V revolving credit facility with a total notional value of $11,886. The Company pays a fixed rate of 2.74% and receives a floating rate equal to 1-month LIBOR rate.  As of September 30, 2013, the term of this interest rate swap is approximately 15 years.

In March 2012 and 2013, and in connection with securitizations, the Company terminated $64,300 and $55,351, respectively, in interest rate swap notional value associated with its revolving credit facilities and other similar borrowings.  In July 2012 and 2013, and in connection with securitizations, the Company terminated $32,036 and $45,690, respectively, in interest rate swap notional value associated with its revolving credit facilities and other similar borrowings.  The total gain (loss) on the terminations of the interest rate swaps for the three-months ended September 30, 2012 and 2013 is ($831) and $525, respectively.  The total gain (loss) on the terminations of the interest rate swaps for the nine-months ended September 30, 2012 and 2013 is ($457) and $351, respectively. The unrealized (loss) for these swaps for the three-months ended September 30, 2012 and 2013 was ($291) and ($696), respectively.  The unrealized (loss) for these swaps for the nine-months ended September 30, 2012 and 2013 was ($641) and ($181), respectively.

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain long-term debt issued by securitization and permanent financing trusts.  At December 31, 2012 and September 30, 2013, the Company had 8 outstanding swaps with total notional amounts of approximately $338,143 and $300,373, respectively.  The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  At September 30, 2013, the term of these interest rate swaps range from approximately 9 to approximately 22 years.  For the three-months ended September 30, 2012 and 2013, the amount of unrealized gain recognized was $1,316 and $2,640, respectively. For the nine-months ended September 30, 2012 and 2013, the amount of unrealized gain recognized was $2,532 and $19,115, respectively.

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC, a permanent financing VIE (“PSS”) (Note 9) and PLMT (Note 8).  At December 31, 2012 and September 30, 2013, the Company had 165 outstanding swaps with total notional amounts of approximately $266,881 and $254,397, respectively.  The Company pays fixed rates ranging from 4.30% to 8.70% and receives floating rates equal to rate 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  At September 30, 2013, the term of the interest rate swaps for PSS and PLMT range from less than 1 month to approximately 21 years, respectively.  For the three-months ended September 30, 2012 and 2013, the amount of unrealized gain (loss) recognized was ($441) and $2,289, respectively. For the nine-months ended September 30, 2012 and 2013, the amount of unrealized gain (loss) recognized was ($2,021) and $21,501, respectively.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

The notional amounts and fair values of the Company’s interest rate swaps as of December 31, 2012 and September 30, 2013 are as follows:

		Notional	Fair Market Value	Notional	Fair Market Value
Entity	Securitization	at December 31, 2012	December 31, 2012	at September 30, 2013	September 30, 2013
321 Henderson I	2004-A A-1	$50,858	$(6,492)	$42,905	$(4,313)
321 Henderson I	2005-1 A-1	86,766	(14,362)	76,839	(9,785)
321 Henderson II	2006-1 A-1	26,307	(3,581)	22,107	(2,442)
321 Henderson II	2006-2 A-1	27,560	(5,181)	24,552	(3,625)
321 Henderson II	2006-3 A-1	30,493	(5,001)	27,058	(3,471)
321 Henderson II	2006-4 A-1	27,402	(4,271)	24,701	(3,009)
321 Henderson II	2007-1 A-1	42,670	(9,031)	39,613	(6,093)
321 Henderson II	2007-2 A-1	46,087	(13,072)	42,598	(9,174)
JGW V, LLC	—	—	—	11,886	(181)
PSS	—	205,180	(46,407)	196,094	(29,195)
PLMT	—	61,701	(14,100)	58,303	(9,837)
Total		$605,024	$(121,498)	$566,656	$(81,125)

12. Risks and Uncertainties

The Company’s finance receivables are primarily obligations of insurance companies. The exposure to credit risk with respect to these finance receivables is generally limited due to the large number of insurance companies of generally high credit quality comprising the receivable base, their dispersion across geographical areas, and possible availability of state insurance guarantee funds. The Company is also subject to numerous risks associated with structured settlements. These risks include, but are not limited to, restrictions on assignability of structured settlements, potential changes in the U.S. tax law related to taxation of structured settlements, diversion by a seller of scheduled payments to the Company, and other potential risks of regulation and/or legislation. A majority of states have regulated the business by passing statutes that govern the sale of structured settlement payments. Generally, the laws require a court approval to consummate a sale. The Company’s earnings are dependent upon the fair value of the finance receivables it purchases relative to the value it can obtain by financing these assets in securitization or other transactions. Accordingly, earnings are subject to risks and uncertainties surrounding exposure to changes in the interest rate environment, competitive pressures affecting the ability to maintain sufficient effective purchase yields, and the ability to sell or securitize finance receivables at profitable levels in the future.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

13. Commitments and Contingencies

In accordance with Structured Receivables Finance #6, LLC, a permanent financing VIE (“SRF6”) (Note 9), the Company is required to fund a Hedge Breakage Reserve Account to the extent that the Lender has entered into hedges and such hedges subsequently incur negative valuations.  The Hedge Breakage Reserve Account serves as collateral in the event the Company elects to repay in full the associated VIE debt issued by the permanent financing trust and the Lender incurs costs from the early termination of any related hedges. As of December 31, 2012 and September 30, 2013, this account had a balance of $11,847 and $3,682, respectively.  The Lender also has a Right of First Refusal to purchase 25% of any securitization notes at current market terms when such a securitization contains Eligible Receivables financed under the SRF6 Loan Agreement.

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that meet certain eligibility criteria.  The Arrangement called for the counterparty to utilize funds raised of up to $50,000 to purchase LCSS assets from the Company.  The Arrangement expired on June 30, 2012.  For the year ended December 31, 2012, the counterparty purchased approximately $3,150 of LCSS assets from the Company which substantially met the counterparty’s current purchase capacity.  Pursuant to the Arrangement, the Company also has a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gives the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets.  The borrowing capacity is capped at a percentage of total funds raised by the counterparty or $11,300, whichever is lower.  As of December 31, 2012 and September 30, 2013, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $8,637 and $9,008, respectively and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s condensed consolidated balance sheets.

The Arrangement also has put options, which expire on December 30, 2019 and 2020, that gives the counterparty the option to sell purchased LCSS assets back to the Company.  The put options, if exercised by the counterparty, require the Company to purchase LCSS assets at a target IRR of 3.5% above the original target IRR paid by the counterparty.

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

14. Segment Reporting

ASC 280, Segment Reporting, establishes standards for segment reporting in the financial statements. Management has determined that all of the operations have similar economic characteristics and may be aggregated into a single segment for disclosure under ASC 280.

15. Income Taxes

The Company and the majority of its subsidiaries operate in the U.S. as non-income tax paying entities, and are treated as pass-through entities for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of the Company’s wholly owned subsidiaries operate as corporations within the U.S. and are subject to U.S. federal and state income tax. As non-income tax paying entities, the majority of the Company’s net income or loss is included in the individual or corporate returns of JGWPT’s Members.  The current and deferred taxes relates only to the income tax-paying entities of the Company.

16. Restructure Expense

In April 2013, the Company announced its intention to close its Boynton Beach office.  In connection with the announcement, the Company recorded a restructure charge of $3,224 for primarily severance and related expense. The $3,224 charge for the nine-months ended September 30, 2013 was recorded in the following statement of operations line items: compensation and benefits, $2,851; and general and administrative, $373.  The associated workforce reductions were substantially complete as of September 30, 2013 and the remaining actions are expected to be completed by December 31, 2013.  A reconciliation of the associated restructure liability is as follows:

Total
Balance at December 31, 2012	$—
Restructure expense	3,224
Payments for restructure charges	(2,456)
Balance at September 30, 2013	$768

17. Subsequent Events

On October, 2, 2013, the Company amended the terms of its $200 million credit facility to provide for an interest rate equal to the sum of one-month LIBOR plus an applicable margin equal to 3.25% and a final maturity date of April 2, 2017. The Company subsequently elected on December 18, 2013 to reduce the size of this credit facility to $50 million.

On October 21, 2013, the Company revised the terms of its $40 million credit facility to provide for a maturity date of December 31, 2014 and a maximum borrowing capacity of $35 million.

On October 10, 2013, the Company priced its 2013-3 securitization. The aggregate issuance amount of the 2013-3 securitization was $212.7 million and the discount rate was 4.37%. The 2013-3 securitization closed on October 18, 2013.  In connection with its 2013-3 securitization, the Company repaid approximately $64.0 million of long term debt issued by SRF 6, a permanent financing VIE, and recorded a gain on debt extinguishment of approximately $22.3 million.  As a result of the repayment of debt, the Company was required to pay approximately $3.4 million in various prepayment fees and approximately $4.5 million for hedge breakage costs (Note 13).

On November 14, 2013, the Corporation consummated an initial public offering whereby 11,212,500 Class A Shares were sold to the public for net proceeds of $141.4 million, after payment of underwriting discounts and estimated offering expenses. The 11,212,500 shares sold were inclusive of 1,462,500 Class A Shares sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013.  The net proceeds from the initial public offering were used to purchase 11,212,500 newly issued JGWPT common interests directly from JGWPT Holdings, LLC representing 37.9% of the then outstanding

J.G. Wentworth, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(Dollars in Thousands, Unless Otherwise Noted)

membership interests of JGWPT Holdings, LLC.  Concurrently with the consummation of the Corporation’s initial public offering, JGWPT Holdings, LLC merged with and into a newly formed subsidiary of the Corporation and the surviving, newly formed subsidiary changed its name to JGWPT Holdings, LLC.

Pursuant to this merger, the operating agreement of JGWPT Holdings, LLC was amended and restated such that, among other things, (i) the Corporation became the sole managing member of JGWPT Holdings, LLC, (ii) JGWPT Holdings, LLC common interests became exchangeable for one Class A Share, or in the case of PGHI Corp., one share of the Corporation’s Class C Shares. Additionally, in connection with merger, each holder of JGWPT Holdings, LLC common interests, other than PGHI Corp., was issued an equivalent number of shares of the Corporation’s “vote-only” Class B Shares.  As a result of these transactions, as of and subsequent to November 14, 2013, the Corporation will consolidate the financial results of JGWPT Holdings, LLC with its own and reflect the 62.1% membership interest in JGWPT Holdings, LLC it does not own as a non-controlling interest in its consolidated financial statements.

On November 15, 2013, the Company entered into a $300 million credit facility with a financial institution that provides for interest payable monthly at either: (a) the one-month LIBOR or (b) the lender’s commercial paper rate (as defined) plus 2.75%. The credit facility is collateralized by JGW VII, LLC’s structured settlements, annuity, and lottery receivables.  The credit agreement also provides for a three-year revolving period with a twenty-four month amortization period thereafter upon notice by the issuer or the borrower with all principal and interest outstanding payable no later than November 15, 2018.  The Company is charged monthly an unused line fee of 0.50% per annum for the undrawn balance of the line of credit.

On December 6, 2013, the Company repaid $123 million of its New Term Loan from the proceeds of its initial public offering and amended the terms of the associated Credit Facility. The amendment, among other things: (i) reduced the applicable margin on the initial term loans from 7.50% to 6.00% for eurodollar loans and from 6.50% to 5.00% for base rate loans, and (ii) reduced the interest rate floor on the initial term loans from 1.50% to 1.00% for eurodollar loans and from 2.50% to 2.00% for base rate loans.  No changes were made to the financial covenants contained in the original Credit Facility and as a result of the repayment, no further principal payments are required to be made on the New Term Loan until its maturity in February 2019. In connection with the repayment and amendment of the New Term Loan, the Company paid approximately $13.0 million in amendment, legal and other fees.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.  Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly filing, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” and the “Special Note Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. (Dollars are in thousands, unless otherwise noted.)

Overview

We are a leading direct response marketer that provides liquidity to our customers by purchasing structured settlement, annuity and lottery payment streams and interests in the proceeds of legal claims in the United States. We securitize or sell the payment streams that we purchase in transactions that are structured to generate cash proceeds to us that exceed the purchase price we paid for those payment streams. We have developed our market leading position as a purchaser of structured settlement payments through our highly recognizable brands and multi-channel direct response marketing platform.

Structured settlements are financial tools used by insurance companies to settle claims on behalf of their customers. They are contractual arrangements under which an insurance company agrees to make periodic payments to an individual as compensation for a claim typically arising out of a personal injury. The structured settlement payments we purchase have long average lives of more than ten years and cannot be prepaid.

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $9.4 billion of structured settlement payment streams and have completed 37 asset-backed securitizations totaling over $5.1 billion in issuance.

For each of the historical periods presented herein, revenues by our major products are described below.

•                  Revenue generated from our structured settlement payment purchasing business was $311.0 and $301.4 million for the nine months ended September 30, 2013 and 2012, respectively.

•                  Revenue generated from our annuity payment purchasing business was $8.5 and $6.7 million for the nine months ended September 30, 2013 and 2012, respectively.

•                  Revenue generated from our lottery payment purchasing business was $24.1 and $22.6 million for the nine months ended September 30, 2013 and 2012, respectively.

•                  Revenue from our pre-settlement funding business was $9.4 and $10.4 million for the nine months ended September 30, 2013 and 2012, respectively.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We purchase future payment streams from our customers for a single up-front cash payment. Such payment is based upon a discount rate that is negotiated with each of our customers. We fund our purchases of payment streams with low cost short and long-term non-recourse financing. We initially fund our purchase of structured settlement payments and annuities through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750 million at December 18, 2013. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment steams using a combination of other committed financing sources and our operating cash flow.

Because our purchase and financing of periodic payment streams is undertaken on a positive cash flow basis with minimal retained risk, we view our ability to purchase payment streams as key to our business model. Another key feature of our business model is our ability to aggregate payment streams from many individuals and from a well-diversified base of payment counterparties. We continuously monitor the efficiency of marketing expenses and the hiring and training of personnel engaged in the purchasing process.

On November 14, 2013, we consummated an initial public offering whereby 11,212,500 shares of our Class A common stock were sold to the public (inclusive of  1,462,500  Class A Shares sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013).  The aggregate net proceeds received from the offering were $141.4 million, after deducting underwriting discounts and offering expenses. We used the aggregate net proceeds to purchase 11,212,500 common interests of the newly formed JGWPT Holdings, LLC, representing 37.9% of the then outstanding membership interests of JGWPT Holdings, LLC.  JGWPT Holdings, LLC used a portion of the net proceeds of the initial public offering to repay a portion of our senior secured term loan, with the remainder to be used for general corporate purposes.

Results of Operations

Comparison of Consolidated Results for the Three Months ended September 30, 2013 and 2012

Revenues

Revenues for the three months ended September 30, 2013 of $103.1 million reflect a decrease of $5.2 million or 4.7% from revenues of $108.3 million for the three months ended September 30, 2012. The decrease in revenues is primarily attributable to a less favorable interest rate environment.  Interest income increased to $45.7 million from $43.2 million for the three months ended September 2013 and 2012, respectively, due to higher interest rates.  Unrealized gains on VIE and other finance receivables, long-term debt, and derivatives of $50.2 million for the three months ended September 30, 2013 reflect a decrease of $7.5 million from $57.7 million for the three months ended September 30, 2012 due to funding volume decreases and a higher interest rate environment, which impacts the fair value of our VIE and other finance receivables, long-term debt, and derivatives.  Realized and unrealized gain on marketable securities, net, of $5.5 million for the three months ended September 30, 2013 was down slightly from the $5.6 million for the three months ended September 30, 2012.  This change was offset by a corresponding decrease in installment obligations expense, net.  These amounts relate to the marketable securities and installment obligations payable items on our condensed consolidated balance sheet.  The marketable securities are owned by us but are held to fully offset our installment obligations liability; therefore, increases or decreases in the fair market value of these marketable securities have no impact on our net income.  Additionally, servicing, broker and other fees decreased from $2.5 million for the three months ended September 30, 2012 to $1.2 million for the three months ended September 30, 2013 primarily due to a decrease in the number of brokered lottery deals that were executed.

Operating Expenses

Total expenses for the three months ended September 30, 2013 were $103.9 million, an increase of $16.6 million or 19.0% from $87.3 million for the three months ended September 30, 2012. Advertising, which consists of our marketing costs including direct mail, television, internet, radio, and other related expenses, decreased slightly to $17.9 million for the three months ended September 30, 2013 from $18.5 million for the three months ended September 30, 2012. This was primarily due to the timing of advertising initiatives.  Interest expense for the three months ended September 30, 2013, which includes interest on our securitization debt, warehouse facilities, and credit facility, increased 37.2% to $54.0 million from $39.4 million for the three months ended September 30, 2012, due primarily to the larger principal balances on our term loan and VIE long-term debt issued by securitization and permanent financing trusts at fair market value, coupled with a less favorable interest rate environment. Compensation and benefits decreased 14.5% to $9.1 million for the three months ended September 30, 2013 compared to $10.6 million for the three months ended September 30, 2012. This was due to employee reductions associated with the downsizing of the Boynton Beach office that took place during the second quarter of 2013.  General and administrative costs increased $1.1 million to $4.5 million, from $3.4 million for the three months ended September 30 2012 and professional and consulting costs for the three months ended September 30, 2013 increased $1.5 million to $4.8 million, from $3.3 million for the three months ended September 30, 2012, in each case due to overall growth in our business, outside legal fees, and costs associated with the expansion of our office space, such as rent expense.

Income (Loss) Before Taxes

We had a loss before taxes of ($0.7) million and income before taxes of $21.0 million for the three months ended September 30, 2013 and 2012, respectively. The decrease in income before taxes is primarily due to lower revenues resulting from higher fair value rates along with increased interest expense.

Income Taxes

We and the majority of our subsidiaries operate in the U.S. as non-income tax paying entities, and are treated as pass-through entities for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of our wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state income tax. As non-income tax paying entities, the majority of our net income or loss is included in the individual or corporate returns of JGWPT Holdings, LLC’s members. The current and deferred taxes relate only to our income tax-paying corporate entities.

Net Income (Loss) Attributable to J.G. Wentworth, LLC

For the three months ended September 30, 2013, we had a net loss attributable to J.G. Wentworth, LLC of ($0.9) million compared to net income of $21.2 million for the three months ended September 30, 2012. The $22.1 million decrease was driven by higher fair value rates along with increased interest expense.

Comparison of Consolidated Results for the Nine Months ended September 30, 2013 and 2012

Revenues

Revenues for the nine months ended September 30, 2013 were $353.0 million, an increase of $11.8 million, or 3.5%, from $341.2 million for the nine months ended September 30, 2012. The increase in revenues is primarily attributable to funding volume increases, in addition to a more favorable interest rate environment for much of the nine month period.  Interest income for the nine months ended September 30, 2013 was $126.3 million, a decrease of $6.2 million, or 4.7%, from $132.5 million for the nine months ended September 30, 2012, due to lower interest rates.  Unrealized gains on VIE and other finance receivables, long-term debt, and derivatives was $214.1 million, an increase of $25.5 million from $188.6 million for the nine months ended September 30, 2012, due to a lower interest rate environment which impacts the fair value of our VIE and other finance receivables, long-term debt, and derivatives. Realized and unrealized gain on marketable securities, net, was $10.5 million for the nine months ended September 30, 2013, a decrease of $2.0 million from $12.5 million for the nine months ended September 30, 2012.  This decrease was offset by a corresponding decrease in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable items on our consolidated balance sheet. The marketable securities are owned by us, but are held to fully offset our installment obligations liability; therefore, increases or decreases in marketable securities will have no impact on our net income.

Operating Expenses

Total expenses for the nine months ended September 30, 2013 were $284.5 million, an increase of $23.8 million, or 9.1%, from $260.7 million for the nine months ended September 30, 2012. Advertising expense, which consists of our marketing costs including direct mail, television, internet, radio, and other related expenses, decreased 8.1% to $51.7 million for the nine months ended September 30, 2013, from $56.2 million for the nine months ended September 30, 2012, primarily due to the timing of our advertising initiatives. Interest expense, which includes interest on our securitization debt, warehouse facilities and credit facility, increased 17.7% to $140.0 million for the nine months ended September 30, 2013, from $118.9 million for the nine months ended September 30, 2012, due primarily to the larger principal balance on our term loan.  Compensation and benefits expense was largely unchanged at $32.5 million for the nine months ended September 30, 2013, compared to $32.7 million for the nine months ended September 30, 2012, due to employee severance cost offsetting cost savings associated with the downsizing of the Boynton Beach office.  General and administrative costs increased $4.3 million to $14.9 million for the nine months ended September 30, 2013, from $10.6 million for the nine months ended September 30, 2012, and professional and consulting costs increased $3.0 million to $13.9 million for the nine months ended September 30, 2013 from $10.9 million for the nine months ended September 30, 2012, in each case due to overall growth in our business, outside legal fees, and costs associated with the expansion of our office space, such as rent expense.

Restructure Expense

In April 2013, we announced our intention to restructure our Boynton Beach office. In connection with the announcement, we recorded a restructure charge of $3.2 million for, primarily, severance and related expenses. The $3.2 million charge for the nine months ended September 30, 2013 was recorded in the following condensed consolidated statement of operations line items: compensation and benefits, $2.8 million, and general and administrative, $0.4 million. The associated workforce reductions were substantially completed during the nine months ended September 30, 2013 and the remaining actions are expected to be completed by December 31, 2013.

Income Before Taxes

For the nine months ended September 30, 2013, we earned income before taxes of $68.5 million, a decrease of 14.9%, or $12.0 million, from $80.5 million for the nine months ended September 30, 2012, primarily due to higher expenses offsetting increased revenue from funding volume increases and a more favorable interest rate environment.

Income Taxes

We and the majority of our subsidiaries operate in the U.S. as non-income tax paying entities, and are treated as pass-through entities for U.S. federal income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of our wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state income tax. As non-income tax paying entities, the majority of our net income or loss is included in the individual or corporate returns of JGWPT Holdings, LLC’s members. The current and deferred taxes relate only to our income tax-paying corporate entities.

Net Income Attributable to J.G. Wentworth, LLC

Net income attributable to J.G. Wentworth, LLC for the nine months ended September 30, 2013 was $67.2 million, a decrease of $10.9 million, or 14.0%, from $78.1 million for the nine months ended September 30, 2012, due to the reasons noted above.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2013 and September 30 2012:

	Nine Months Ended September 30,
	2012	2013
	(In thousands)
Net cash used in operating activities	$(149,850)	$(233,020)
Net cash provided by (used in) investing activities	(3,816)	4,869
Net cash provided by financing activities	156,627	164,369
Net increase (decrease) in cash and cash equivalents	2,961	(63,782)
Cash and cash equivalents at beginning of period	70,171	103,137
Cash and cash equivalents at end of period	$73,132	$39,355

Cash Flows from Operating Activities

Net cash used in operating activities was $233.0 million and $149.9 million for the nine months ended September 30, 2013 and 2012, respectively. The $83.1 million increase in net cash used in operating activities was primarily driven by a $30.3 million increase in the purchase of finance receivables, a $41.4 million reduction in the change in restricted cash and investments due to the timing of our securitizations in 2013, and a $13.7 million decrease in net income which was driven primarily by higher operating expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $4.9 million for the nine months ended September 30, 2013 compared to $3.8 million of net cash used in investing activities for the nine months ended September 30, 2012.  The $8.7 million increase was primarily driven by (i) the issuance of a note receivable to an affiliate during the nine months ended September 30, 2012, and (ii) the subsequent collection of the note receivable from an affiliate during the nine months ended September 30, 2013.

Cash Flows from Financing Activities

Cash provided by financing activities was $164.4 million and $156.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase of $7.8 million was primarily driven by the new credit facility entered into during the nine months ended September 30, 2013 which generated proceeds of $557.2 million. In connection with the new facility, cash distributions of $459.6 million of members’ capital and an increase of $122.4 million in repayments under our term loans were made during the nine months ended September 30, 2013. Additional drivers of the increase in cash provided by financing activities during the nine months ended September 30, 2013 was a $44.4 million decrease in cash usage resulting from the net impact of our revolving credit facilities and a $10.4 million increase in cash usage associated with the repayment of our long-term debt and derivatives.

Funding Sources

We utilize a number of different funding sources to finance our different business lines. These sources are targeted to allow us to maximize our cash proceeds from the different assets that we purchase.

Structured Settlements and Annuities

As of December 18, 2013, we finance our guaranteed structured settlement and annuity payment stream purchases through four separate warehouse facilities with $750 million of aggregate capacity: (i) a $300 million syndicated warehouse facility with Barclays and Natixis with a revolving period that ends in July 2016; (ii) a $50 million warehouse facility with Deutsche Bank with a revolving period that ends in October 2016; (iii) a $100 million warehouse facility with PartnerRe with a two-year evergreen feature, that requires the lender to give us 24 months’ notice prior to terminating the facility’s revolving line of credit; and (iv) a $300 million warehouse facility with Credit Suisse entered into in November 2013 with a revolving period that ends in November 2016. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended.

Our warehouse facilities are structured with advance rates that range from 92.5% to 95.5% and discount rates that range from 7.5% to 9.2%.  The discount rate is either fixed over the term of the facility or is based on a fixed spread over a floating swap rate, which we then fix through interest rate swaps at the time of the borrowing. The discount rate is used to discount the payment streams we have purchased, and these discounted payment streams are then multiplied by the advance rate to determine the amount of funds that are available to us under the warehouse facilities. Our purchases of structured settlement and annuity payment streams are at higher discount rates than the discount rates applied to those payment streams under the warehouse facilities. As a result, the funds available to be drawn under our warehouse facilities exceed the purchase price for the payment streams we purchase. This excess cash is used to support our business and cover a portion of our operating expenses.

We undertake non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in 2012 and three securitizations in 2013 and we intend, subject to market conditions, management discretion and other relevant factors, to continue to undertake approximately three securitizations per year in the future. The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. In 2012, approximately 90% of the counterparties to structured settlement payment streams that we purchased were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market. Since 1997, our securitization entities have undertaken over $5.1 billion in total issuance volume, representing $8.1 billion of payment streams over 37 securitizations.

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with PartnerRe with a capacity of $50 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses.

Lotteries

Historically, we have funded the purchase of lottery payment streams through non-recourse financing as well as a diversified institutional funding base of more than five institutional investors who purchase lottery payment streams directly from us. These investors are either insurance companies or asset managers. Lottery payment streams are purchased by the investors and the transactions are structured as an asset sale to the investor. We earn the difference between the discount rate at which we purchase the lottery payment stream from the lottery prizewinner and the discount rate at which we sell the lottery payment stream to the investor.

 Recently, we have also been purchasing lottery payment streams utilizing our own balance sheet and we have structured one of our guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently securitize together with structured settlement and annuity payment streams. Lottery payment streams were included in our last three securitizations during 2013 and we intend to continue to securitize lottery payment streams in the future. We believe that our ability to securitize lottery payment streams has the potential to assist us to achieve an industry-leading cost of capital and to drive our future growth in this asset class.

Pre-Settlement Funding

We finance our pre-settlement funding through a revolving credit facility with Capital One Bank. The facility, which was amended in October 2013, currently has $35 million of capacity and is structured with a revolving period that ends in December 2014 and a subsequent 24 month amortization period. The advance rate applicable to pre-settlement funding financed through the facility is 84%. Due to the shorter duration of pre-settlement funding, we do not require a facility with as large a capacity as for the other asset types above, as the pre-settlement funding transactions revolve more frequently. Positive cash flow is typically generated from the difference between the amount of proceeds we receive on settlement and the amount funded to the plaintiff.

As a result of the positive cash flow generated by our structured settlement and annuity warehouse facilities and securitization program, our life contingent structured settlement and life contingent annuity permanent financing facility, our sale or securitization of lottery payment streams and our pre-settlement funding, we currently do not require additional external capital resources to operate our business.

Term Loan

We have a widely syndicated (i) $572.5 million senior secured term loan, held by our wholly-owned subsidiary Orchard Acquisition Company LLC, which requires quarterly principal payments equal to 0.25% of the original term loan balance of $575 million and that matures in February 2019, and (ii) a $20 million revolving commitment that matures in August 2017.  On December 6, 2013, we made a repayment of $123.0 million on our senior secured term loan with proceeds from the initial public offering on November 14, 2013, thus reducing the senior secured loan from September 30, 2013 to $449.5 million immediately after repayment. In connection with the repayment, we amended the terms of the associated Credit Agreement to (i) reduce the applicable margin from 6.5% to 5.0% for Base Rate Loans and from 7.5% to 6.0% for Eurodollar Loans and (ii) reduce the interest rate floor from 2.5% to 2.0% for Base Rate Loans and from 1.5% to 1.0% for Eurodollar Loans.  No changes were made to the financial covenants contained in the original Credit Facility and as a result of the repayment, no further principal payments are required to be made on the senior secured term loan until its maturity in February 2019. The revolving commitment has the same interest rate terms as the senior secured term loan.

Residual Financing

We have a $70 million term loan residual financing facility with a financial institution. This facility is secured by 22 of our securitization residuals and is structured with a $56 million A1 Note due in September 2018 and a $14 million A2 Note due in September 2019. Both notes have interest rates of 8% with a step-up to 9% starting in September 2014. Starting September 2014 the A1 Note will have a minimum annual note pay down of $5.5 million and the A2 Note will have a minimum annual note pay down of $2 million.

Securitization Debt

Effective January 1, 2010, upon consolidation of our securitization-related special purpose entities, we elected fair value treatment under ASC 825 to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the value of the VIE finance receivables held by SPEs, which are held to provide the cash flow for the note obligations. The VIE debt issued by SPEs is non-recourse to other subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserve and residual interest amounts.

Initial Public Offering

On November 14, 2013, we consummated an initial public offering whereby 11,212,500 shares of our Class A common stock were sold to the public (inclusive of  1,462,500  Class A Shares sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013).  The aggregate net proceeds received from the offering were $141.4 million. We used a portion of the net proceeds of the initial public offering to repay a portion of our senior secured term loan, with the remainder to be used for general corporate purposes.

Other Financing

We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in the J.G. Wentworth, LLC consolidated financial statements in this Quarterly Report on Form 10-Q.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months are expected to be provided through the excess cash generated by our structured settlement, annuity, and lottery payment stream warehouse facilities, life contingent structured settlement and annuity permanent financing facilities as well as our lottery program. Our securitization program for structured settlements, annuities and lottery payment streams also is expected to provide for both a replenishment of our warehouse capacity as well as excess cash to operate the business and make interest payments. However, there can be no assurances that we will be able to continue to securitize our payment streams at favorable rates or obtain financing through borrowing or other means.

Long-Term Liquidity Needs

Our most significant needs for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding senior secured term loan as well as the repayment of our residual financing facility. We used a portion of the net proceeds of the initial public offering to repay a portion of our senior secured term loan. We expect to meet our remaining long-term liquidity needs through excess cash flow generated through our securitization program. However, there can be no assurances that we will be able to continue to securitize our payment streams at favorable rates or obtain financing through borrowing or other means.

As a consequence of the initial sales and any future exchanges of JGWPT Common Interests for our Class A Shares or Class C Shares, we may increase our share of the tax basis of the assets then owned by JGWPT Holdings, LLC. Any such increase in tax basis is anticipated to allow us the ability to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, pursuant to our tax receivable agreement with all common interestholders who hold in excess of approximately 1% of the JGWPT Common Interests as of immediately prior to the initial public offering, to pay to such common interestholders, 85% of the amount of income tax we save for each tax period as a result of the tax benefits generated from the initial sales and any subsequent exchange of JGWPT Common Interests for our Class A Shares or Class C Shares and from the use of certain tax attributes. We expect to fund these long-term requirements under the tax receivable agreement with tax distributions received from JGWPT Holdings, LLC and, if necessary, loans from JGWPT Holdings, LLC.

Contractual Obligations and Commitments

In February 2013, the term loan payable assumed in connection with our merger with Orchard Acquisition Company, LLC and its subsidiaries on July 12, 2011 was refinanced with a new senior secured credit facility consisting of a $425 million term loan and a $20 million revolving commitment maturing in February 2019 and August 2017, respectively.  The original term loan was scheduled to mature in November 2013. The new term loan requires quarterly principal repayments of 0.25% of the initial term loan balance. In May 2013, our senior secured credit facility was amended to provide for an additional term loan of $150 million on the same terms as the existing term loan.

On December 6, 2013, we made a repayment of $123 million on our senior secured term loan with proceeds from the initial public offering on November 14, 2013, thus reducing the amount outstanding under our senior secured term loan from $572.5 million as of September 30, 2013 to $449.5 million immediately after the repayment. In connection with the repayment, we amended the terms of the associated credit agreement to (i) reduce the applicable margin from 6.5% to 5.0% for Base Rate Loans and from 7.5% to 6.0% for Eurodollar Loans and (ii) reduce the interest rate floor from 2.5% to 2.0% for Base Rate Loans and from 1.5% to 1.0% for Eurodollar Loans.    No changes were made to the financial covenants contained in the original Credit Facility and, as a result of the repayment, no further principal payments are required to be made on the senior secured term loan until its maturity in February 2019.

In connection with the repayment and amendment of the credit facility, the Corporation paid approximately $13.0 million in amendment, legal and other fees. Total outstanding borrowings under our new senior credit facility were $572.5 million as of September 30, 2013.

Critical Accounting Policies

Our accounting policies are more fully described in Note 2 to the consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, or ASC 820, establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures for instruments carried at fair value. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under ASC 820, fair value measurements are not adjusted for transaction costs.

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels are defined as follows:

•                  Level 1 — inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

•                  Level 2 — inputs to the valuation methodology include quoted prices in markets that are not active or quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                  Level 3 — inputs to the valuation methodology are unobservable, reflecting the entity’s own assumptions market participants would use in pricing the asset or liability.

 A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Fair value is a market based measure considered from the perspective of a market participant who holds the asset or owes the liabilities rather than an entity specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the assets or liabilities at the measurement date.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We also evaluate various factors to determine whether certain transactions are orderly and may make adjustments to transactions or quoted prices when the volume and level of activity for an asset or liability have decreased significantly.

The above conditions could cause certain assets and liabilities to be reclassified from Level 1 to Level 2/Level 3 or Level 2 to Level 3. The inputs or methodology used for valuing the assets or liabilities are not necessarily an indication of the risk associated with the assets and liabilities.

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-6, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which we refer to as ASU No. 2010-6. ASU No. 2010-6 was adopted by us for the year ended December 31, 2011. ASU No. 2010-6 further clarifies that the reconciliation of Level 3 measurements should separately present purchases, sales, issuances and settlements instead of netting these changes. For the years ended December 31, 2012 and 2011, there were no transfers between levels. The adoption of this ASU did not have a material impact on our consolidated statements of financial condition, results of operations or cash flows.

VIE and Other Finance Receivables, at Fair Market Value

We acquire receivables associated with structured settlement payments from individuals in exchange for cash (purchase price). These receivables are held for sale and are carried at fair value. The fair value of the receivables we hold may be effected by a number of factors, including changes in interest rates and market prices. Changes in the fair value of our assets and liabilities will be recorded as gains and losses in our statement of operations and therefore could have a significant effect on our financial position and results of operations.

We have elected to fair value newly originated structured settlement payments in accordance with ASC 810, “Consolidations.” Additionally, as a result of including lottery winnings finance receivables in our 2013-1 asset securitization, we also elected to fair value newly originated lottery winnings effective January 1, 2013. Unearned income is determined as the amount the fair value exceeds the cost basis of the receivables. Unearned income on structured settlement payments is recognized as interest income using the effective interest method over the life of the related structured settlement payments. Changes in fair value are recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our condensed consolidated statements of operations.

We, through our subsidiaries, sell finance receivables to Special Purpose Entities, or SPEs, as defined in ASC 860. An SPE issues notes secured by undivided interests in the receivables. Payments due on these notes generally correspond to receipts from the receivables in terms of the timing of payments due. We retain a retained interest in the SPEs and are deemed to have control over these SPEs due to our servicing or subservicing role and therefore consolidate these SPEs.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from us, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (iii) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, the ability to unilaterally cause the holder to return specific assets or through an agreement that permits the transferee to require the transferor to repurchase the transferred financial assets that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them. Transfers that do not meet the criteria to be accounted for as sales are accounted for as secured borrowings.

VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables carried at amortized cost include primarily pre-settlement funding transactions, life contingent structured settlements, and lottery winnings that originated prior to January 1, 2013, which are reported at the amount outstanding, adjusted for deferred fees and costs and allowance for losses. Interest income on fees earned on pre-settlement funding transactions is recognized over their respective terms using the effective interest method based on principal amounts outstanding. Our policy is to discontinue the recognition of interest income on finance receivables not fair valued once it has been determined that collection of future interest or fees are unlikely.

Fees charged upon the origination of finance receivables and certain direct origination costs, including personnel, travel, postage, legal fees and other associated costs, are deferred and the net amount is amortized using the effective interest method over the estimated life of the related receivables.

Allowance for Losses on Receivables

On an ongoing basis we review our ability to collect all amounts owed on finance receivables carried at amortized cost.

We reduce the carrying value of finance receivables by the amount of projected losses. Our determination of the adequacy of the projected losses is based upon an evaluation of the finance receivables collateral, the financial strength of the related insurance company that issued the structured settlement, current economic conditions, historical loss experience, known and inherent risks in the portfolios and other relevant factors. We will charge-off the defaulted payment balances at the time we determine them to be uncollectible.

Since the projected losses are dependent on general and other economic conditions beyond our control, it is reasonably possible that the losses projected could differ materially from the currently reported amount in the near term. When we have determined that a receivable is uncollectible, we suspend the recognition of income on that receivable and recognize a loss equal to the value of the receivable.

Receivables are considered to be impaired when it is probable that we will be unable to collect all payments according to the contractual terms of the underlying agreements.

 We consider all information available in assessing impairment. Impairment is measured on a receivable-by-receivable basis by either the present value of estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent. Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively evaluated for impairment.

Intangible Assets

Identifiable intangible assets, which consist primarily of our databases and noncompete agreements, are amortized over their estimated useful lives of 10 and 3 years, respectively. Customer relationships are amortized over useful lives of 3 to 15 years. Domain names are amortized over their estimated useful lives of 10 years. In addition, such identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. Intangible assets deemed to have indefinite useful lives, which in our case includes a trade name, are not amortized and are subject to annual impairment tests. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value.

Goodwill

Goodwill results from the excess of the purchase price over the fair value of the net assets of an acquired business. Goodwill has an indefinite useful life and is subject to annual impairment tests whereby impairment is recognized if our estimated fair value is less than our net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount.

Derivative Financial Instruments

We hold derivative instruments that are not designated as hedging instruments as defined by ASC Topic 815, “Derivatives and Hedging.” The objective for holding these instruments is to offset variability in forecasted cash flows associated with interest rate fluctuations. Derivatives are recorded at fair value with changes in fair value recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our consolidated statements of operations.

Emerging Growth Company Status

Section 107 of the JOBS Act also provides that an “emerging growth company”, such as us, can elect to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to companies that comply with public company effective dates.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which we refer to as “ASU No. 2011-05”. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. ASU No. 2011-05 is effective for nonpublic entities for the fiscal years ending after December 15, 2012, and the interim and annual periods thereafter. Early adoption is permitted, because compliance with the amendments is already permitted. Since these amended principles require only additional disclosures concerning presentation of comprehensive income, when adopted they did not affect our consolidated statements of financial condition, results of operations or cash flows.

In September 2011, the FASB issued “ASU No. 2011-08”, Testing Goodwill for Impairment, which we refer to as “ASU No. 2011-08”. ASU No. 2011-08 is intended to simplify goodwill impairment testing by allowing companies the option to perform a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company making the election will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current US GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We early adopted this ASU in 2011.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which we refer to as “ASU No. 2012-02”. The amendments in this update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments are effective for annual impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual period have not yet been made available for issuance. We early adopted this ASU in 2012.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 Fair Value Measurement (“Topic 820”) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, which we refer to as “ASU No. 2011-04”. ASU No. 2011-04 amends current guidance to result in common fair value measurement and disclosures between US GAAP and International Financial Reporting Standards, or IFRS. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and IFRS.

The amendments also require additional disclosure of quantitative information about the significant unobservable inputs used for all Level 3 measurements. The amendments in ASU No. 2011-04 are effective for annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material impact on our consolidated statements of financial condition, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which we refer to as “ASU No. 2011-11”.  The ASU requires disclosures that affect all entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet.  ASU No. 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods.  Entities should provide the disclosures required by ASU No. 2011-11 retrospectively for all comparative periods presented.  The adoption of ASU No. 2011-11 did not impact our consolidated statements of financial condition, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. We do not anticipate the adoption of this amendment will have a material impact on our financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the potential for loss or diminished financial performance arising from adverse changes in market forces, including interest rates and market prices. Market risk sensitivity is the degree to which a financial instrument, or a company that owns financial instruments, is exposed to market forces. Fluctuations in interest rates, changes in economic conditions, shifts in customer behavior and other factors can affect our financial performance. Changes in economic conditions and shifts in customer behavior are difficult to predict, and our financial performance cannot be completely insulated from these forces.

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our statement of operations. As of September 30, 2013, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 1% are as follows:

		Impact as of	Impact as of
		September 30, 2013	September 30, 2013
	Balance as of	of a 1% increase in	of a 1% decrease in
	September 30, 2013	interest rates	interest rates

Securitized receivables, at fair market value	3,571,028	(211,747)	235,938
Company retained interests in finance receivables at fair market value	239,769	(37,419)	48,078
Unsecuritized finance receivables, at fair market value	78,096	(7,107)	8,455

VIE and other finance receivables, at fair market value	3,888,893	(256,272)	292,471
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,437,861	178,538	(200,153)
VIE derivative liabilities, at fair market value	81,125	28,920	(30,838)
Net impact	NA	$(48,813)	$61,480

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased in the third quarter of 2013, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for that quarter would have been reduced by approximately $12 million. If instead this increase of 1% in financing costs were to have only affected our September payment stream purchases our income for the third quarter of 2013 would have been reduced by approximately $4.0 million.

Derivative and Other Hedging Instruments

We have interest-rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities.  As of September 30, 2013, we held an interest rate swap related to its JGW V revolving credit facility with a total notational value of $11,886. We pay a fixed rate of 2.74% and receive a floating rate equal to 1-month LIBOR rate.  As of September 30, 2013, the term of this interest rate swap is approximately 15 years. Hedge accounting has not been applied to any of our interest rate swaps.

In March 2012 and 2013 and in connection with securitizations, we terminated $64,300 and $55,351, respectively, in interest rate swap notional value associated with its revolving credit facilities and other similar borrowings. In July 2012 and 2013, and in connection with securitizations, we terminated $32,036 and $45,690, respectively, in interest rate swap notional value associated with its revolving credit facilities and other similar borrowings. The total gain (loss) on the terminations of the interest rate swaps for the three months ended September 30, 2012 and 2013 is ($831) and $525, respectively. The total gain (loss) on the terminations of the interest rate swaps for the nine months ended September 30, 2012 and 2013 is ($457) and $351, respectively. The unrealized (loss) for these swaps for the three months ended September 30, 2012 and 2013 was ($291) and $(696), respectively.  The unrealized (loss) for these swaps for the nine months ended September 30, 2012 and 2013 was ($641) and $(181), respectively.

We also have interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain long-term debt issued by securitization and permanent financing trusts.  As of December 31, 2012 and September 30, 2013, we had 8 outstanding swaps with total notional amounts of approximately $338,143 and $300,373, respectively.  We pay fixed rates ranging from 4.50% to 5.77% and receive floating rates equal to 1-month LIBOR rate plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of September 30, 2013, the term of these interest rate swaps range from approximately 9 to approximately 22 years.  For the three-months ended September 30, 2012 and 2013, the amount of unrealized gain recognized was $1,316, and $2,640, respectively. For the nine-months ended September 30, 2012 and 2013, the amount of unrealized gain recognized was $2,532 and $19,115, respectively.

Additionally, we have interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under PSS and PLMT (See Notes 8 and 9 to the condensed consolidated financial statements).  As of December 31, 2012 and September 30, 2013, we had 165 outstanding swaps with total notional amounts of approximately $266,881 and $254,397, respectively.  We pay fixed rates ranging from 4.30% to 8.70% and receive floating rates equal to rate 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of September 30, 2013, the term of the interest rate swaps for PSS and PLMT range from less than 1 month to approximately 21 years, respectively.  For the three-months ended September 30, 2012 and 2013, the amount of unrealized gain (loss) recognized was ($441) and $2,289, respectively. For the nine-months ended September 30, 2012 and 2013, the amount of unrealized gain (loss) recognized was ($2,021) and $21,501, respectively.

The notional amounts and fair values of our interest rate swaps as of December 31, 2012 and September 30, 2013 are as follows:

		Notional	Fair Market Value	Notional	Fair Market Value
Entity	Securitization	at December 31, 2012	December 31, 2012	at September 30, 2013	September 30, 2013
				(unaudited)	(unaudited)
321 Henderson I	2004-A A-1	$50,858	$(6,492)	$42,905	$(4,313)
321 Henderson I	2005-1 A-1	86,766	(14,362)	76,839	(9,785)
321 Henderson II	2006-1 A-1	26,307	(3,581)	22,107	(2,442)
321 Henderson II	2006-2 A-1	27,560	(5,181)	24,552	(3,625)
321 Henderson II	2006-3 A-1	30,493	(5,001)	27,058	(3,471)
321 Henderson II	2006-4 A-1	27,402	(4,271)	24,701	(3,009)
321 Henderson II	2007-1 A-1	42,670	(9,031)	39,613	(6,093)
321 Henderson II	2007-2 A-1	46,087	(13,072)	42,598	(9,174)
JGW V, LLC	—	—	—	11,886	(181)
PSS	—	205,180	(46,407)	196,094	(29,195)
PLMT	—	61,701	(14,100)	58,303	(9,837)
Total		$605,024	$(121,498)	$566,656	$(81,125)

Item 4.                     Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

Other than described below, there have been no material developments to any of our current legal proceedings described in our Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed on November 8, 2013.

On November 27, 2013 the Illinois Supreme Court denied our petition to appeal the decision by the Appellate Court of Illinois, 4th District (acting through a panel of judges from the 5th District) that held that two orders approving transfers of an individual Illinois resident’s structured settlement payment rights entered by the Circuit Court of Sangamon County were void ab initio due to a finding by the Appellate Court that Peachtree Settlement Funding’s counsel had not adequately disclosed to that court the anti-assignment provisions in the settlement documents that gave rise to those payment rights.  We intend to file a motion with the Illinois Supreme Court asking the court to reconsider that denial.  In addition, we are considering other avenues of relief from the Appellate Court’s decision.

In view of the inherent difficulty of predicting the outcome of litigation and claims, we often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be. Furthermore, the above-referenced matters represented in the estimated aggregate range of possible loss will change from time to time and actual results may vary significantly from the current estimate. An adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

Our policy is to defend vigorously all claims and actions brought against us. Although we intend to continue to defend ourselves aggressively against all claims asserted against us, current pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to the nature of our business, at any time we may be a plaintiff in a proceeding pursuing judgment against parties from whom we have purchased a payment stream.

A more detailed description of the proceeding described above is contained in our Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed on November 8, 2013 and is incorporated by reference herein.

Item 1A.          Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in our Post-Effective Amendment No. 1 to Form S-1  Registration Statement filed on November 8, 2013, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. There have been no material developments to the risk factors as disclosed in our Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed on November 8, 2013.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2013, we consummated an initial public offering whereby 11,212,500 shares of our Class A common stock were sold to the public (inclusive of 1,462,500  Class A Shares sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013). The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-191585), which was declared effective by the Securities and Exchange Commission (“SEC”) on November 8, 2013. Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Jefferies LLC, and Keefe, Bruyette & Woods, Inc. acted as joint book-running managers for the initial public offering and JMP Securities LLC and Stephens Inc. acted as co-managers. Moelis & Company LLC acted as our financial advisor. The initial public offering commenced on November 8, 2013 and terminated after the sale of all of the shares offered.  The aggregate net proceeds received from the offering were $141.4 million, after deducting underwriting discounts and commissions. None of the underwriting discounts and commissions or other offering expenses were incurred by or paid to our directors or officers or their associates or persons owning 10 percent or more of our common stock or to any of our affiliates.  We used the aggregate net proceeds to purchase 11,212,500 Common Interests of the newly formed JGWPT Holdings, LLC, representing 37.9% of the then outstanding Common Interests of JGWPT Holdings, LLC.  JGWPT Holdings, LLC used a portion of the net proceeds of the initial public offering to repay a portion of our senior secured term loan, with the remainder to be used for general corporate purposes.

There has been no material change in our use of the net proceeds from the offering as described in the prospectus relating to the initial public offering, as filed with the SEC on November 13, 2013.

Item 3.                     Defaults Upon Senior Securities

None

Item 4.                     Mine Safety Disclosures

None

Item 5.                     Other Information

None

Item 6.                     Exhibits

Exhibit 1.1

Underwriting Agreement, dated as of November 8, 2013, by and among JGWPT Holdings Inc., J.G. Wentworth, LLC, JGWPT Holdings, LLC and Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as representatives of the underwriters named therein.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of JGWPT Holdings Inc.
Exhibit 3.2	Amended and Restated Bylaws of JGWPT Holdings Inc.
Exhibit 4.1	Warrant Certificate No. 1, issued to PGHI Corp. on November 14, 2013.
Exhibit 4.2	Warrant Certificate No. 2, issued to PGHI Corp. on November 14, 2013.
Exhibit 4.3	Registration Rights Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., JLL JGW Distribution, LLC and JGW Holdco, LLC and the other stockholders signatory thereto.
Exhibit 4.4	Voting Agreement, dated as of November 14, 2013, by and among JLL JGW Distribution, LLC, JGW Holdco, LLC, PGHI Corp., and the other stockholders named therein.
Exhibit 4.5	Director Designation Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., JLL JGW Distribution, LLC, JGW Holdco, LLC and PGHI Corp.
Exhibit 9.1	Voting Trust Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., the trustees named therein, and the stockholders named therein.
Exhibit 10.1	Amended and Restated Limited Liability Company Agreement, dated as of November 13, 2013, of JGWPT Holdings, LLC.
Exhibit 10.2

Tax Receivable Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., JLL JGW Distribution LLC, JGW Holdco, LLC, Candlewood Special Situations Fund L.P., R3 Capital Partners Master, L.P., The Royal Bank of Scotland PLC, DLJ Merchant Banking Funding, Inc., PGHI Corp., David Miller, Randi Sellari, and Stefano Sola and, to the extent described therein, JLL Fund V AIF II, L.P. and the shareholders of PGHI Corp.

Exhibit 31.1	Chief Executive Officer—Certification pursuant to Rules 13a-14(a) (17 CFR 240.13a-14a(a)) and 15d-14(a) (17 CFR 240.15d-14(a)).
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Rules 13a-14(a) (17 CFR 240.13a-14a(a)) and 15d-14(a) (17 CFR 240.15d-14(a)).
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JGWPT Holdings Inc.

December 23, 2013	By:	/s/ David Miller
David Miller
Chief Executive Officer and Director

December 23, 2013	By:	/s/ John Schwab
John Schwab
Chief Financial Officer