Form 10-Q/A
period 2013-09-30
JGWPT Holdings Inc.
filed 2014-01-22
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

At December 18, 2013, there were 11,220,358 shares of Class A common stock, par value $0.00001 per share, outstanding.

EXPLANATORY NOTE

JGWPT Holdings Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2013 (the “Original Filing”), for the purposes of (i) furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T and (ii) amending the indication on the front cover of the Form 10-Q to reflect that the Company is a “non-accelerated filer,” rather than an “accelerated filer” as incorrectly indicated on the Original Filing. Except as described above, no other changes have been made to the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amended Filing does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. This Amended Filing should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

Item 6.                     Exhibits

Exhibit 1.1

Underwriting Agreement, dated as of November 8, 2013, by and among JGWPT Holdings Inc., J.G. Wentworth, LLC, JGWPT Holdings, LLC and Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as representatives of the underwriters named therein.*

Exhibit 3.1	Amended and Restated Certificate of Incorporation of JGWPT Holdings Inc.*
Exhibit 3.2	Amended and Restated Bylaws of JGWPT Holdings Inc.*
Exhibit 4.1	Warrant Certificate No. 1, issued to PGHI Corp. on November 14, 2013.*
Exhibit 4.2	Warrant Certificate No. 2, issued to PGHI Corp. on November 14, 2013.*
Exhibit 4.3	Registration Rights Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., JLL JGW Distribution, LLC and JGW Holdco, LLC and the other stockholders signatory thereto.*
Exhibit 4.4	Voting Agreement, dated as of November 14, 2013, by and among JLL JGW Distribution, LLC, JGW Holdco, LLC, PGHI Corp., and the other stockholders named therein.*
Exhibit 4.5	Director Designation Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., JLL JGW Distribution, LLC, JGW Holdco, LLC and PGHI Corp.*
Exhibit 9.1	Voting Trust Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., the trustees named therein, and the stockholders named therein.*
Exhibit 10.1	Amended and Restated Limited Liability Company Agreement, dated as of November 13, 2013, of JGWPT Holdings, LLC.*
Exhibit 10.2

Tax Receivable Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., JLL JGW Distribution LLC, JGW Holdco, LLC, Candlewood Special Situations Fund L.P., R3 Capital Partners Master, L.P., The Royal Bank of Scotland PLC, DLJ Merchant Banking Funding, Inc., PGHI Corp., David Miller, Randi Sellari, and Stefano Sola and, to the extent described therein, JLL Fund V AIF II, L.P. and the shareholders of PGHI Corp.*

Exhibit 31.1	Chief Executive Officer—Certification pursuant to Rules 13a-14(a) (17 CFR 240.13a-14a(a)) and 15d-14(a) (17 CFR 240.15d-14(a)).
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Rules 13a-14(a) (17 CFR 240.13a-14a(a)) and 15d-14(a) (17 CFR 240.15d-14(a)).
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Previously filed as an exhibit to the Quarterly Report on Form 10-Q of JGWPT Holdings Inc. (File No. 001-36170), as filed with the SEC on December 23, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JGWPT Holdings Inc.

January 22, 2014	By:	/s/ David Miller
David Miller
Chief Executive Officer and Director

January 22, 2014	By:	/s/ John Schwab
John Schwab
Chief Financial Officer