Form 10-K
period 2013-12-31
JGWPT Holdings Inc.
filed 2014-03-31
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common units. The registrant’s common units began trading on the New York Stock Exchange on November 8, 2013.

At March 28, 2014, there were 12,033,887 shares of our Class A common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10 – 14 of this Form 10-K.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. You can identify such statements because they contain words such as ‘‘plans,’’ ‘‘expects,’’ or ‘‘does expect,’’ ‘‘budget,’’ ‘‘forecasts,’’ ‘‘anticipates,’’  ‘‘does not anticipate,’’ ‘‘believes,’’ ‘‘intends,’’ and similar expressions or statements that certain actions, events or results ‘‘may,’’ ‘‘could,’’ ‘‘would,’’ ‘‘might,’’ or ‘‘will,’’ be taken, occur or be achieved. Although the forward-looking statements contained in this Annual Report on Form 10-K reflect management’s current beliefs based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.

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

•                  our ability to complete future securitizations or other financings on beneficial terms;

•                  availability of or increases in the cost of our financing sources relative to our purchase discount rate;

•                  our dependence on the opinions of certain rating agencies;

•                  our dependence on outside parties to conduct our transactions including the court system, insurance companies, outside counsel, delivery services and notaries;

•                  our dependence on the effectiveness of our direct response marketing;

•                  the compression of the yield spread between the price we pay for and the price at which we sell assets;

•                  changes in tax or accounting policies or changes in interpretation of those policies as applicable to our business;

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

•                  the insolvency of a material number of structured settlement issuers;

•                  any change in current tax law relating to the tax treatment of structured settlements;

•                  changes to state or federal, licensing and regulatory regimes;

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

Although we have attempted to identify important risks and factors that could cause actual actions, events or results to differ materially from those described in or implied by our forward-looking statements, other factors and risks may cause actions, events or results to differ materially from those anticipated, estimated or intended. We cannot assure you that forward-looking statements will prove to be accurate, as actual actions, results and future events could differ materially from those anticipated or implied by such statements. Accordingly, as noted above, readers should not place undue reliance on forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K and, except as required by law, we assume no obligation to update or revise them to reflect new events or circumstances.

PART I

EXPLANATORY NOTE

On November 14, 2013, JGWPT Holdings Inc. consummated an initial public offering, or the “IPO”, whereby 11,212,500 shares of its Class A common stock, par value $0.00001 per share, or the “Class A Shares”, were sold to the public (inclusive of  1,462,500  Class A Shares sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013).  The aggregate net proceeds received from the IPO were $141.4 million and were used to purchase 11,212,500 common membership interests, or the “Common Interests”, of the newly formed JGWPT Holdings, LLC, representing 37.9% of the then outstanding Common Interests of JGWPT Holdings, LLC.  Concurrently with the consummation of our IPO, (i) the operating agreement of JGWPT Holdings, LLC was amended and restated such that, among other things, JGWPT Holdings Inc. became the sole managing member of JGWPT Holdings, LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to November 14, 2013, JGWPT Holdings Inc. consolidates the financial results of JGWPT Holdings, LLC with its own and reflects the proportional  interest in JGWPT Holdings, LLC not held by it as a non-controlling interest in its consolidated financial statements.

Unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and similar references refer: (i) following the consummation of our IPO and related concurrent transactions on

November 14, 2013, collectively, to JGWPT Holdings Inc. and, unless otherwise stated, all of its subsidiaries, and (ii) prior to the completion of our IPO and related concurrent transactions on November 14, 2013, collectively, to J.G. Wentworth, LLC and, unless otherwise stated, all of its subsidiaries.

Item 1.         Business

Our Company

We are a leading direct response marketer that provides liquidity to our customers by purchasing structured settlement, annuity and lottery payment streams, as well as interests in the proceeds of legal claims, in the United States. We securitize, sell or otherwise finance the payment streams that we purchase  in transactions that are structured to generate cash proceeds to us that exceed the purchase price we paid for those payment streams. We have developed our market leading position as a purchaser of structured settlement payments through our highly recognizable brands and multi-channel direct response marketing platform.

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

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $9.6 billion of undiscounted structured settlement payment streams and have completed 37 asset-backed securitizations totaling over $5.0 billion in discounted cash flow streams.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We purchase future payment streams from our customers for a single up-front cash payment. Such payment is based upon a discount rate that is negotiated with each of our customers. We fund our purchases of payment streams with short and long-term non-recourse financing. We initially fund our purchase of structured settlement payments and annuities through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750 million at December 31, 2013. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment streams using a combination of other committed financing sources and our operating cash flow.

Because our purchase and financing of periodic payment streams is undertaken on a positive cash flow basis, we view our ability to purchase payment streams as key to our business model. Another key feature of our business model is our ability to aggregate payment streams from many individuals and from a well-diversified base of payment counterparties. We continuously monitor the efficiency of marketing expenses and the hiring and training of personnel engaged in the purchasing process.

We operate two market leading and highly recognizable brands, JG Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or potential pre-settlement customers. Since 1995, we have invested approximately $621 million in marketing to establish our brand names and increase customer awareness through multiple media outlets. According to Kantar Media, since 2008, each of JG Wentworth and Peachtree has spent approximately five-times the amounts spent by the nearest industry competitor on television advertising and together have spent approximately 80% of the total amount spent by all of the major participants in the industry. As a result of our substantial marketing investment, we believe that our core brands, JG Wentworth and Peachtree, are the #1 and/or #2 most recognized brands in their product categories. In addition, since 1995 we have been building proprietary databases of current and prospective customers, which we continue to grow through our marketing efforts and which we consider a key differentiator from our competitors. As of December 31, 2013, our customer databases include more than 121,960 current and prospective structured settlement customers with approximately $32 billion of unpurchased structured settlement payment streams which includes all potential payment streams that customers disclosed to us at our initial contact with them. Since December 31, 2013, we have continued to add to our customer databases and to purchase structured settlement payment streams from our customers who may also sell payment streams to others and, therefore, the amount of unpurchased structured settlement payment streams in our databases may now be greater or smaller. We also maintain databases of pre-settlement and lotteries customers. The strength of our databases and the resulting predictable pipeline of opportunities are demonstrated by the level of repeat business we experience with our customers. Of the total structured settlement customers we have served since 1995, the average customer has completed two separate transactions with us. These additional purchasing opportunities come with low incremental acquisition costs.

We currently provide liquidity to our customers through the following products:

•                  Structured Settlements are contractual agreements to settle a tort claim involving physical injury or illness whereby a claimant is compensated for damages through a series of payments over time rather than by a single upfront payment. These payments fall into two categories: guaranteed structured settlement payments, which are paid out until maturity regardless of the status of the beneficiary, and life contingent structured settlement payments, which cease upon the death of the beneficiary. We purchase all or part of these structured settlement payments at a discount to the aggregate face amount of the future payments in exchange for a single up-front payment. These future structured settlement payments are generally disbursed to us directly by an insurance company. Since the enactment of the federal Tax Relief Act in 2002, every one of our structured settlement payment stream purchases has been reviewed and approved by a judge. Since 1995, we have purchased over $9.6 billion of structured settlement payment streams. Based on information provided by the National Association of Settlement Purchasers, we believe we are the largest purchaser of structured settlement payments in the United States. Revenue generated from our structured settlement payment purchasing business was $402  million for the year ended December 31, 2013 and $416 million for the year ended December 31, 2012, accounting for 87% and  88% of our revenue for the year ended December 31, 2013 and December 31, 2012, respectively.

•                  Annuities are insurance products purchased by individuals from insurance companies entitling the beneficiary to receive a pre-determined stream of periodic payments. We purchase all or part of the annuity payments at a discount to the aggregate face amount of future payments in exchange for a single up-front payment. Since 1995, we have purchased over $230 million in annuity payment streams. Revenue generated from our annuity payment purchasing business was $11 million for the year ended December 31, 2013 and $10 million for the year ended December 31, 2012, accounting for 2% of our revenue in both periods.

•                  Lotteries are prizes that generally have periodic payments and are typically backed by state lottery commission obligations or insurance company annuities. We purchase all or part of the lottery receivables at a discount to the aggregate face amount of future payments in exchange for a single up-front payment to the lottery winners. As in the case of structured settlement payments, every one of our purchases of lottery receivables is reviewed and approved by a judge. Since 1999, we have purchased over $894 million in lottery receivables. Revenue generated from our lottery payment purchasing business was $34 million for the year ended December 31, 2013 and $27 million for the year ended December 31, 2012, accounting for 7% of our revenue in both periods.

•                  Pre-settlement funding is a transaction with a plaintiff with a pending personal injury claim to provide liquidity while awaiting settlement. These are not loans; rather, we are assigned an interest in the settlement proceeds of the claim and, if and when a settlement occurs, payment is made to us directly via the claim payment waterfall, not from the claimant. If the plaintiff’s claim is unsuccessful, the purchase price and accrual of fees thereon are written off. Since 2005, we have completed over $209 million in pre-settlement funding. Revenue from our pre-settlement funding business was $12 million for the year ended December 31, 2013 and $14 million for the year ended December 31, 2012, accounting for 3% of our revenue in both periods.

Industry Overview

Structured Settlements

The use of structured settlements was established in 1982 when Congress passed the Periodic Payment Settlement Act of 1982, or the Settlement Act, which allows periodic payments made as compensation for a personal injury to be free of all federal taxation to the payee, provided certain conditions are met. By contrast, the investment earnings on a single up-front payment are generally taxable, leading structured settlements to proliferate as a means of settling lawsuits. Following the emergence of structured settlements, a secondary market developed in response to the changing financial needs of the holders of structured settlements over time, with many requiring short-term liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Purchasers in the structured settlement secondary market provide upfront cash payment in exchange for an agreed-upon stream of periodic payments from a holder of a structured settlement. Each purchased structured settlement payment stream requires local court approval by a judge, who must rule that the transfer of the structured settlement payments and its terms are in the best interests of the payee, taking into account the welfare of the payee and the payee’s dependents.

We estimate that since 1975 over $350 billion in undiscounted structured settlement payment streams have been issued in the United States. Of these structured settlement payment streams, we estimate that at least $140 billion are currently outstanding of which approximately $130 billion remain available for purchase. We believe this indicates that there is significant opportunity to grow our customer databases and our revenue.

We estimate that approximately 24% of all structured settlements have a life contingent component. Life contingent structured settlements are similar to guaranteed structured settlements, however, unlike guaranteed structured settlements, which pay out until maturity regardless of the status of the beneficiary, life contingent structured settlement payments cease upon death of the beneficiary. We have developed a proprietary financing model that allows us to purchase these life contingent structured settlement payments without assuming any mortality risk.

Our main competitors in the structured settlement payments purchasing market are Stone Street Capital, DRB Capital, Novation Capital, SenecaOne, Woodbridge, Symetra Financial and Client First Settlement Funding, none of which have a comparable scale to us.

Annuities

Annuities are most often purchased to provide a reliable cash flow or a financial cushion for unexpected expenses during retirement or received by individuals via inheritance. The secondary market for annuities provides liquidity to holders, regardless of how they obtained their annuity. The purchasing and underwriting process for annuities is substantially similar to that for structured settlements. However, purchases of annuities do not require court approval. Our main competitors in the annuities payments purchasing market are Stone Street Capital, DRB Capital, and Novation Capital, none of which have a comparable scale to us.

Lotteries

According to the North American Association of State and Provincial Lotteries, or NASPL, 43 states and the District of Columbia currently offer government-operated lotteries. For those lottery winners that have either elected or have been required to receive their lottery prize payout in the form of periodic payments, the secondary market provides liquidity and payment flexibility not otherwise provided by their current payment schedule. 25 states have enacted statutes that permit lottery winners to voluntarily assign all or a portion of their future lottery prize payments. Similar to structured settlements, the voluntary assignment of a lottery prize requires a court order. Our main competitors in the lotteries receivable payments purchasing market are Stone Street Capital, SenecaOne, Advanced Funding Solutions, Client First Settlement Funding, and NuPoint Funding.

Pre-settlement Funding

Pre-settlement funding provides the plaintiff with immediate cash, which can be used by the plaintiff to fund out of pocket expenses, allowing the plaintiff to continue the suit and to reject inadequate settlement offers. The regulatory framework for pre-settlement funding is in its early stages, and we expect that many states that do not currently have a regulatory framework for pre-settlement transactions will enact laws that may or may not enable us to conduct business in such states. The few competitors in the pre-settlement funding market with comparable volume to us include Oasis Legal Finance, LawCash, US Claims, Pegasus Legal Funding, and Global Financial. Beyond these competitors, the industry is characterized by small players and ad hoc fundings, such as attorneys funding colleagues’ clients.

Government Regulation

We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business.

Structured Settlements

Each structured settlement transaction requires a court order approving the transaction. These “transfer petitions,” as they are known, are brought pursuant to specific, state structured settlement protection acts, or SSPAs. These SSPAs vary somewhat but generally require (i) that the seller receive detailed disclosure statements regarding all key transaction terms, (ii) a three to ten day “cooling-off period” before which the seller cannot sign an agreement to sell their structured settlement payments and (iii) that the entire transaction be reviewed and approved by a state court judge. The parties to the transaction must satisfy the court that the proposed transfer of the structured settlement payments and its terms are in the best interests of the seller, taking into consideration the welfare and support of the seller’s dependents. Typically, a seller does not sell the entire amount of his settlement in one transaction. Once an order approving the sale is issued, the payments from the annuity provider are made directly to the purchaser of the structured settlement payments pursuant to the terms of the order.

The National Association of Settlement Purchasers, representing secondary market participants, and the National Structured Settlements Trade Association, representing primary market participants, are the principal structured settlement trade organizations which have developed and promoted model legislation regarding transfers of settlement payments, referred to as the Structured Settlement Model Act. While most SSPAs are similar to the Structured Settlement Model Act, any SSPA may place fewer or additional affirmative obligations (such as notice or additional disclosure requirements) on the purchaser, require more extensive or less extensive findings on the part of the court issuing the transfer order, contain additional prohibitions on the actions of the purchaser or the provisions of a settlement purchase agreement, have different effective dates, require shorter or longer notice periods and otherwise vary in substance from the Model Act.

Most of the settlement agreements giving rise to the structured settlement receivables that we purchase contain anti-assignment provisions that purport to proscribe assignments or encumbrances of structured settlement payments due thereunder. Anti-assignment provisions give rise to the risk that a claimant or a payor could invoke the anti-assignment provision in a settlement agreement to invalidate a claimant’s transfer of structured settlement payments to the purchaser, or force the purchaser to pay damages. In addition, at least one appellate court in Illinois has determined that the SSPA does not apply to certain transfers where an anti-assignment provision is applicable. Under certain circumstances, interested parties other than the related claimant or payor could also challenge, and potentially invalidate, an assignment of structured settlement payments made in violation of an anti-assignment provision. Whether the presence of an anti-assignment provision in a settlement agreement could be used to invalidate a prior transfer depends on various aspects of state and federal law, including case law and the form of Article 9 of the Uniform Commercial Code adopted in the applicable state.

Federal Tax Relief Act

Section 5891 of the Internal Revenue Code, or the Code, as amended by the Tax Relief Act, levies an excise tax upon those people or entities that acquire structured settlement payments from a seller on or after February 22, 2002, unless certain conditions are satisfied. Such tax equals 40% of the discount imposed by the purchaser of the structured settlement payments. However, no such tax is levied if the transfer of such structured settlement payments is approved in a qualified court order. A qualified court order under the Tax Relief Act means a final order, judgment or decree that finds that the transfer does not contravene any federal or state law or the order of any court or administrative authority and is in the best interest of the payee, taking into account the welfare and support of the payee’s dependents. The order must be issued under the authority of an applicable state statute of the state in which the seller is domiciled, or, if there is no such statute, under the authority of an applicable state statute of the state in which the seller or annuity provider is domiciled by a court of such state or the state of the seller’s domicile, or by the responsible administrative authority (if any) that has exclusive jurisdiction over the underlying action or proceeding.

The IRS completed audits of J.G. Wentworth and Peachtree in which it reviewed compliance with Section 5891 of the Code in 2008 and 2011, respectively. Based on the findings of the J.G. Wentworth 2008 audit we paid approximately $147,000 in excise tax that the IRS claimed we owed. Based on the findings of the Peachtree 2011 audit, the IRS assessed us an excise tax liability of approximately $1.1 million, which we appealed, and in 2012 the Appeals Office decided in our favor, determining that no excise taxes were due.

Transfer Statutes

To protect the interest of individuals who wish to sell their rights to receive structured settlements payments, the state and federal governments have instituted laws and regulations governing the transferability of these interests. Currently, the assignment of structured settlement payments from one party to another is subject to federal and, in most cases, state statutory and regulatory requirements. Most states have adopted transfer statutes to provide certainty as to whom structured settlement payments are to be made and to ensure that individuals who wish to sell structured settlement payments are treated fairly. Under these transfer statutes, an individual who wishes to sell their right to receive payment must receive court approval that the transfer is in their best interest before a transfer can take place. Under federal guidelines, if court approval is not granted, the acquirer of the structured settlement payments is subject to a significant excise tax on the transaction. To comply with these regulations, there are a significant number of compliance items that must be completed before a transfer of a settlement can take place.

While structured settlement transfer statutes vary from state to state, a transfer statute typically sets forth, at a minimum, the following requirements that must be satisfied before a court will issue a transfer order approving a sale of structured settlement payments. The court must find that the sale of the structured settlement payments is in the seller’s best interest, taking into account the welfare and support of the seller’s dependents. The settlement purchaser must have given notice of the proposed sale and related court hearing to the related obligor and insurer and certain other interested parties, if any. In addition, the settlement purchaser must have provided to the seller a disclosure statement setting forth, among other things, the discounted present value of the purchaser to the structured settlement payments in question and any expenses or other amounts to be deducted from the purchase price received by the seller, and advising the seller to obtain or at least consider obtaining independent legal, tax and accounting advice in connection with the proposed transaction. Any transfer statute may place additional affirmative obligations on the settlement purchaser, require more extensive findings on the part of the court issuing the transfer order, contain additional prohibitions on the actions of the purchaser or the provisions of a settlement purchase agreement, require shorter or longer notice periods, or impose other restrictions or duties on settlement purchasers. In particular, many transfer statutes specify that, if a transfer of structured settlement payments contravenes the terms of the underlying settlement contract, the settlement purchaser will be liable for any taxes, and in some cases, other costs, incurred by the related seller in connection with such transfer. Also, transfer statutes vary as to whether a transfer order issued under the statute constitutes definitive evidence that the related assignment complies with the terms of the applicable transfer statute. While many transfer statutes require a court to issue a finding at the time of the issuance of a transfer order that the related assignment complies with the terms of the applicable transfer statute, under several transfer statutes the issuance of a transfer order is only one of several factors used to determine compliance with the applicable transfer statute.

Many states have enacted transfer statutes with respect to lottery payments. While certain differences may exist as between the various lottery prize transfer statutes, the following requirements generally must be satisfied before a court will issue a transfer order approving a sale of lottery prize payments by a lottery winner: (i) the assignment must be in writing and state that the lottery winner has a statutorily specified number of business days within which to cancel the assignment; (ii) the lottery winner must be provided with a written disclosure statement setting forth, among other things, (a) the payments being assigned, by amounts and payment dates, (b) the purchase price being paid, (c) the discount rate applied by the purchaser to the lottery prize payments in question and (d) the amount of any origination or closing fees to be charged to the lottery winner; (iii) written notice of the proposed assignment and any court hearing concerning the assignment must be provided to the applicable lottery commission’s counsel prior to the date of any court hearing; (iv) the lottery winner must provide a sworn affidavit attesting that (a) he is of sound mind, in full command of his faculties and is not acting under duress and (b) has been advised regarding the assignment by his own independent legal counsel. A lottery prize transfer statute may place additional affirmative obligations on the lottery receivable purchaser, contain additional prohibitions on the actions of the lottery originator or its assignors or the provisions of the lottery purchase agreement, require shorter or longer periods or impose other restrictions or duties on lottery prize purchasers. In addition, in most states, the applicable state’s lottery commission will acknowledge in writing the transfer order, either by means of a written acknowledgement, counter-execution of the transfer order or an affidavit of compliance with the to-be-issued transfer order.

The failure on the part of a structured settlement payments purchaser to comply with the terms of a structured settlement transfer statute with respect to the assignment of a structured settlement receivable could have several adverse consequences, including that such purchaser’s purported purchase of such structured settlement receivable is rendered invalid and unenforceable and the IRS may seek to impose an excise tax.

The failure on the part of a lottery purchaser to comply with the terms of a lottery prize transfer statute with respect to the assignment of a lottery receivable could have several adverse consequences, including that the purchaser’s purported purchase of such lottery receivable is rendered invalid and unenforceable.

Pre-Settlement Funding

There are currently only four states with statutes specifically relating to pre-settlement transactions: Maine, Nebraska, Ohio and Oklahoma. The requirements imposed by such statutes (which vary by state) on pre-settlement funding transactions include certain rescission periods, mandated contract provisions, restrictions on funder activities, restrictions on advertising, prohibitions of attorney referral fees, mandated disclosures, acknowledgements by the attorney representing the litigant and prohibitions on the funder making any decisions with respect to the underlying legal claim. The states of Maine, Nebraska and Oklahoma have basic registration requirements to conduct pre-settlement funding transactions. Such registration statutes require that an applicant meets certain character, fitness, honesty and financial responsibility requirements, including the posting of a bond or letter of credit. In addition to these statutes and registration requirements, common law concepts of champerty and maintenance as well as local court interpretation of the nature of the transaction structure (interpretation as a loan or a sale) impacts how the pre-settlement business is conducted in a particular state. As noted in this document, the regulatory framework for pre-settlement transactions is in its early stages and we expect that many other states will enact regulatory frameworks that will impact how and if we conduct business in those states. We anticipate that as uniform state regulation is implemented, the regulatory framework governing pre-settlement transactions will become more standardized.

Annuities

Annuity contracts are usually assignable by the annuitant pursuant to the terms of the underlying annuity contract. Providers of annuities will acknowledge in writing an annuitant’s sale of an annuity to a purchaser and redirect payments under such annuity to such purchaser. Under the law of many states, annuities are excluded from the scope of Article 9 of the UCC and therefore the UCC concept of “perfection” may not apply with respect to such assignments although a precautionary UCC-1 financing statement can be filed against the annuitant. Additionally, the procurement of an annuity contract with the intent to assign it is restricted under the law of many states. In light of such regulations, it is often necessary to wait to purchase annuity payments streams for at least six months after the issuance of the related annuity contract or seek satisfactory documentation confirming that the annuitant (or, if applicable, its predecessor in interest) did not procure the annuity contract with the intention to assign it. In addition, under the law of certain states, contestability or rescission periods apply to the assignment of annuities.

Workers’ Compensation Laws

Structured settlement payments arising under workers’ compensation statutes are subject to certain conditions and limitations contained in such statutes, including in many cases restrictions on a worker’s ability to assign certain of his or her rights under the statue. The secondary market for workers’ compensation receivables has historically not been as active as the secondary market for other structured settlements, and as a result there is greater uncertainty in how the relevant laws and regulations will be applied and enforced. Furthermore, we do not have a well-established history in servicing workers’ compensation receivables, our payment history should not be applied to workers’ compensation receivables. Workers’ compensation settlements represent less than 1% of the settlements we purchase.

Federal Regulations

Title X of the Dodd-Frank Act establishes the Consumer Financial Protection Bureau, or CFPB, which has regulatory, supervisory and enforcement powers over providers of consumer financial products and services. Included in the powers afforded the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. The CFPB could adopt rules imposing new and potentially burdensome requirements and limitations with respect to our lines of business.

In addition to Dodd-Frank’s grant of regulatory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution, reformation or rescission of contracts, payment of damages, refund or disgorgement, as well as other kinds of affirmative relief) and civil monetary penalties ranging from $5,000 per day for violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). In March 2014, the Company and certain of its affiliates were served with Civil Investigative Demands (“CIDs”) from the U.S. Consumer Financial Protection Bureau (the “CFPB”). The CIDs request various information and documents for the purpose of determining the Company’s compliance with Sections 1031 and 1036 of the Consumer Financial Protection Act of 2010, 12 U.S.C. §§ 5531, 5536; the Truth in Lending Act, 15 U.S.C. §§ 1601 et seq., or its implementing regulations, and other Federal-consumer financial laws.  The CIDs appear to be designed to broadly solicit general information about the Company and its business. We believe that the Company’s practices are fully compliant with applicable law, and we intend to cooperate with the CFPB.

Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain, and registration with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN). In addition, the USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. Such a program must include: (i) internal policies, procedures and controls designed to identify and report money laundering; (ii) a designated compliance officer; (iii) an ongoing employee-training program; and (iv) an independent audit function to test the program. Because of our compliance with other federal regulations having essentially a similar purpose, we do not believe compliance with these requirements has had or will have any material impact on our operations.

In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions — one or more related transactions that the money services business knows, suspects, or has reason to suspect (i) involve funds derived from illegal activity or are intended to hide or disguise such funds, (ii) are designed to evade the requirements of the Bank Secrecy Act, or (iii) appear to serve no business or lawful purpose.

In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the Treasury Department’s Office of Foreign Assets Control, or OFAC, publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups, and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals,” or SDNs. Assets of SDNs are blocked and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.

The Gramm-Leach-Bliley Act of 1999 and its implementing federal regulations require us generally to protect the confidentiality of our customers’ nonpublic personal information and to disclose to our customers our privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third parties. That disclosure must be made to customers at the time the customer relationship is established and at least annually thereafter.

Our Customers

The substantial majority of our current customers, and our revenues, are from structured settlement payment purchasing. We serve the liquidity needs of our structured settlement customers by providing them with cash in exchange for assigning us the right to receive future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Our structured settlement customers are typically young, lower-middle income individuals. We believe that the majority of our structured settlement payments customers are under the age of 45 and are split almost evenly between genders.

Employees

Our headquarters are located in Radnor, PA and as of December 31, 2013, we had a total of 388 full-time employees. We believe that our relations with our employees are good. None of our employees are covered by collective bargaining agreements or represented by an employee union.

Corporate Information

Our principal executive offices are located at 201 King of Prussia Road, Suite 501, Radnor, Pennsylvania 19087-5148 and our telephone number at that address is (484) 434-2300. JGWPT Holdings, Inc.’s website is located at http://www.jgwpt.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report, unless expressly noted. We file reports with the SEC, which we make available on the Investor Relations section of our website free of charge. These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make, or will make, available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act.

Implications of being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, for so long as we are an emerging growth company, we will not be required to:

•	engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes;”
•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparison of the chief executive officer’s compensation to median employee compensation;

•	adopt certain accounting standards until those standards would otherwise apply to private companies.

We will remain an emerging growth company until the earliest of one of the following occur:

•	our reporting $1 billion or more in annual gross revenues;
•	our issuance, in a three year period, of more than $1 billion in non-convertible debt;
•	the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; or
•	the end of fiscal 2018.

Item 1A. Risk Factors

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K. The risk factors generally have been separated into five groups: (1) risks related to our business operations; (2) risks related to our financial position; (3) risks related to our legal and regulatory environment; (4) risks related to our organizational structure; and (5) risks related to ownership of our Class A Shares. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us and our Class A Shares. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related To Our Business Operations

Failure to implement our business strategy could materially adversely affect our business, financial position and results of operations.

Our business, financial condition and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include:

•                  our continued investment in and the effectiveness of our direct response marketing programs;

•                  maintaining our profit margins through changing economic cycles and interest rate environments;

•                  increases in the volumes of structured settlement payments purchased;

•                  growth in our various business lines;

•                  increased penetration of our existing markets and penetration of complementary markets; and

•                  our ability to continue to access our financing platform on favorable terms.

Our failure or inability to execute any element of our business strategy could materially adversely affect our business, financial position and results of operations.

We may not successfully enter new lines of business and broaden the scope of our current businesses.

We intend to enter into new lines of business that are adjacent to our existing lines of business and broaden the scope of our current businesses. We may not achieve our expected growth if we do not successfully enter these new lines of business and broaden the scope of our current businesses. In addition, entering new lines of business and broadening the scope of our current businesses may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering new lines of business and broadening the scope of our current businesses may have material adverse effects on our business, financial condition and results of operations.

Competition may limit our ability to acquire structured settlement, annuity or lottery payment streams and could also affect the pricing of those payment streams.

Our profitability depends, in large part, on our ability to acquire structured settlement, annuity and lottery payment streams and purchase them at attractive discount rates. In acquiring these assets, we compete with other purchasers of those payment streams. In the future, it is possible that some competitors may have a lower cost of funds or access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of asset purchases and establish more relationships than us. Furthermore, competition for purchases of structured settlement, annuity and lottery payment streams may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

Unfavorable press reports about our business model may reduce our access to securitization markets or make prospective customers less willing to sell structured settlement, annuity and lottery payment streams to us or to accept pre-settlement funding from us.

The industry in which we operate is periodically the subject of negative press reports from the media and consumer advocacy groups. Our industry is relatively new and is susceptible to confusion about the role of purchasers of structured settlement, annuity and lottery payment streams and other alternative financial assets. We depend upon direct response marketing and our reputation to attract prospective customers and maintain existing customers. A sustained campaign of negative press reports could adversely affect our access to securitization markets or the public’s perception of us and our industry as a whole. If people are reluctant to sell structured settlement, annuity and lottery payment streams and other assets to us, our revenue would decline.

We have access to personally identifiable confidential information of current and prospective customers and the improper use or failure to protect that information could adversely affect our business and reputation.

Our business often requires that we handle personally identifiable confidential information, the use and disclosure of which is significantly restricted under federal and state privacy laws. If our employees improperly use or disclose such confidential information, we could be subject to legal proceedings or regulatory sanctions or suffer serious harm to our reputation. It is not always possible to deter misconduct by our employees, vendors and business partners, and the precautions we take to prevent this activity may not be effective in all cases. If any of our employees, vendors or business partners engage in misconduct, or if they are accused of misconduct, our business and reputation could be adversely affected. Our business may also be subject to security breaches which may lead to improper use or disclosure of personally identifiable confidential information. The precautions we take to prevent security breaches may not be effective in all cases, and the improper disclosure of such information as a result of a breach may have an adverse effect on our business, financial condition and results of operations.

If the identities of structured settlement or annuity holders or of current litigants become readily available, it could have an adverse effect on our structured settlement or annuity payment purchasing or pre-settlement funding business, financial condition and results of operations.

We expect to continue to build and enhance our databases of holders of structured settlements and annuities and of current litigants through a combination of commercial and internet advertising campaigns, social media activities and targeted marketing efforts. If the identities of structured settlement or annuity holders or of current litigants in our databases were to become readily available to our competitors or to the general public, including through the physical or cyber theft of our databases, we could face increased competition and the value of our proprietary databases would be diminished, which would have a negative effect on our structured settlement and annuity payment purchasing and pre-settlement funding businesses, financial condition and results of operations.

Problems with the technologies and third parties that we rely upon may diminish our ability to manage essential business functions.

The computer networks and third-party services upon which our operations are based are complex and may contain undetected errors or suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems and back-up systems, some of which are deployed, operated, monitored and supported by third parties whom we do not control. We also rely on third parties for software development and system support. Any failure of our systems and any loss of data could damage our reputation and increase our costs or reduce our revenue.

We depend on a number of third parties for the successful and timely implementation of our business strategy and the failure of any of those parties to meet certain deadlines could adversely impact our ability to generate revenue.

Our ability to purchase structured settlement payments and lottery receivables depends on the entry of related court orders. Our ability to complete a securitization and operate our business depends on a number of third parties, including rating agencies, notaries, outside counsel, insurance companies, investment banks, the court system, servicers, sub-servicers, collateral custodians and entities that participate in the capital markets to buy the related debt. We do not control these third parties and a failure to perform according to our requirements or acts of fraud by such parties could materially impact our business. For example, there have in the past and may be in the future deficiencies in court orders obtained on our behalf by third parties that result in those court orders being invalid, including as a result of failures to perform according to our requirements and acts of fraud, in which case we would need to take additional steps to attempt to cure the deficiencies. We may or may not be successful in curing these deficiencies and, if successful, there may nonetheless be a delay in our receipt of payment streams pursuant to the court orders and if unsuccessful, we may have to repurchase such payment streams from our securitization facilities. Any delay in the receipt of, or the invalidation of, a significant number of court orders or any delay in the closing of a securitization would significantly and adversely affect our earnings.

We are heavily dependent on direct response marketing and if we are unable to reach prospective customers in a cost-effective manner, it would have a material adverse effect on our business and financial results.

We use direct response marketing to generate the inbound communications from prospective customers that are the basis of our purchasing activities. As a result, we have spent considerable money and resources on advertising to reach holders of structured settlements and similar products and intend to continue to do so. Our marketing efforts may not be successful or cost-effective and if we are unable to reach prospective customers in a cost-effective manner, it would have a material adverse effect on our business, financial condition and results of operations. In addition, we are heavily dependent on television and internet advertising and a change in television viewing habits or internet usage patterns could adversely impact our business. For example, the use of digital video recorders that allow viewers to skip commercials reduces the efficacy of our television marketing. There has also been a recent proliferation of new marketing platforms, including cellphones and tablets, as well as an increasing use of social media. If we are unable to adapt to these new marketing platforms, this may reduce the success and/or cost-effectiveness of our marketing efforts and have a material adverse effect on our business, financial condition and results of operations. Further, an event that reduces or eliminates our ability to reach potential customers or interrupts our telephone system could substantially impair our ability to generate revenue.

We are dependent on a small number of individuals, and if we lose these key personnel, our business will be adversely affected.

Many of the key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the skills, experience and effort of our senior management. We may add additional senior personnel in the future. If we lose the services of any of our key employees, it could have an adverse effect on our business. We do not carry “key man” insurance for any of our management executives. Competition to hire personnel possessing the skills and experience we require could contribute to an increase in our employee turnover rate. Our business model depends heavily on staffing our call center with highly trained personnel. High turnover or an inability to attract and retain qualified replacement personnel could have an adverse effect on our business, financial condition and results of operations.

Our board of directors engaged an outside compensation consultant to review the compensation of our named executive officers and other key personnel, and to make recommendations to the board on items relating to future salaries, bonuses, and equity grants for these individuals. The outside consultant’s recommendations have been received by the compensation committee of the board.  The board is considering these recommendations, taking into account our compensation objectives and the compensation paid to executives of peer companies, when seeking to enter into future compensation arrangements with these individuals. To the extent that we are not able to develop a compensation program that is mutually satisfactory to us and to these named executive officers and other key personnel, as well as our employees in general, we may lose the services of these named executive officers and other key personnel and have difficulty hiring and retaining qualified personnel in addition to or in replacement thereof, and our business could suffer.

We may pursue acquisitions or strategic alliances that we may not successfully integrate or that may divert our management’s attention and resources.

We are currently in discussion with parties regarding potential acquisition opportunities and we may pursue other acquisitions, joint ventures or strategic alliances in the future. However, we may not be able to identify and secure suitable opportunities. Our ability to consummate and integrate effectively any future acquisitions or enter into strategic alliances on terms that are favorable to us may be limited by a number of factors, such as competition for attractive targets and, to the extent necessary for larger acquisitions, our ability to obtain financing on satisfactory terms, if at all.

In addition, if a potential candidate is identified, we may fail to enter into a definitive agreement for the candidate on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, joint ventures or strategic alliances, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and potential disruption of our existing business. Further, the expected synergies from future acquisitions or strategic alliances may not be realized and we may not achieve the expected results. We may also have to incur significant charges in connection with future acquisitions. Future acquisitions or strategic alliances could also potentially result in the incurrence of additional indebtedness, costs and contingent liabilities. We may also have to obtain approvals and licenses from the relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased costs and delay. Future strategic alliances or acquisitions may also expose us to potential risks, including risks associated with:

•                  failing to successfully integrate new operations, products and personnel;

•                  unforeseen or hidden liabilities;

•                  the diversion of financial or other resources from our existing businesses;

•                  our inability to generate sufficient revenue to recover costs and expenses of the strategic alliances or acquisitions; and

•                  potential loss of, or harm to, relationships with employees and customers.

Any of the above risks could significantly impair our ability to manage our business and materially and adversely affect our business, financial condition and results of operations.

If we are unable to implement our operational and financial information systems or expand, train, manage and motivate our workforce, our business may be adversely affected.

The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our information systems and other resources and further expansion of our operations will require substantial financial resources. To accommodate our past and anticipated future growth and to compete effectively, we will need to continue to integrate our financial information systems and expand, train, manage and motivate our workforce. Furthermore, focusing our financial resources on the expansion of our operations may negatively impact our financial results. Any failure to implement our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business.

We depend on uninterrupted computer access and the reliable operation of our information technology systems; any prolonged delays due to data interruptions or revocation of our software licenses could adversely affect our ability to operate our business and cause our customers to seek alternative service providers.

Many aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Our success is dependent on high-quality and uninterrupted access to our computer systems, requiring us to protect our computer equipment, software and the information stored in servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other technological problems could impair our ability to provide certain products. A system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to materially suffer. In addition, due to the highly automated environment in which we operate our computer systems, any undetected error in the operation of our business processes or computer software may cause us to lose revenues or subject us to liabilities for third party claims. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.

Our business may suffer if our trademarks, service marks or domain names are infringed.

We rely on trademarks, service marks and domain names to protect our brands. Many of these trademarks, service marks and domain names have been a key part of establishing our business. We believe these trademarks, service marks and domain names have significant value and are important to the marketing of our products. We cannot assure you that the steps we have taken or will take to protect our proprietary rights will be adequate to prevent misappropriation of our rights or the use by others of features based upon, or otherwise similar to, ours. In addition, although we believe we have the right to use our trademarks, service marks and domain names, we cannot assure you that our trademarks, service marks and domain names do not or will not violate the proprietary rights of others, that our trademarks, service marks and domain names will be upheld if challenged, or that we will not be prevented from using our trademarks, service marks and domain names, any of which occurrences could harm our business.

Annuity providers and other payors could change their payment practices for assignments of structured settlement, annuity and lottery payment streams, which could have a material adverse impact on our business, results of operations and financial conditions in future periods.

We currently have established relationships and experience with more than 200 insurance companies as well as state lottery commissions and other payors. Purchases of structured settlement, annuity and lottery payment streams require that the payors of such payment streams redirect payments from the initial payee and change the payee records within their operational and information technology systems in order to direct the purchased payment streams to us. Often, when we purchase less than all payment streams related to a receivable, the insurance company or other payor directs all of the payments streams to us, and we then take on the administrative responsibility to direct un-purchased payments to the seller or other payees. Moreover, if we complete more than one purchase transaction with a seller, the payor of the payment stream may be required to make further changes in their operational and information technology systems to cover such additional purchase and to allow us to assume additional administrative payment responsibility in order to direct multiple payment streams to different payees. Often, insurance companies or other payors are paid a fee by us in consideration for their costs and expenses in redirecting payments and updating their operational and information technology systems.

If, however, in the future, one or more of such insurance companies, lottery commissions or other payors were to no longer be willing to redirect payments to new payees, or allow us to assume administrative responsibility for directing payment, it could become more expensive or no longer possible to purchase structured settlement payments or other receivables paid by such payors, or we could incur significant legal expenses associated with compelling a payor to redirect payment to us, which could have a material adverse impact on business, results of operations and financial condition in future periods of our business.

Risks Related To Our Financial Position

An increase in the cost of our financing sources, especially relative to the discount rate at which we purchase assets, may reduce our profitability.

Our ability to monetize our structured settlement, annuity, and lottery payment stream purchases and pre-settlement funding depends on our ability to obtain temporary and/or permanent financing at attractive rates, especially relative to our purchase discount rate. If the cost of our financing increases relative to the discount rate at which we are able to purchase assets, our profits will decline. A variety of factors can materially and adversely affect the cost of our financing, including, among others, an increase in interest rates or an increase in the credit spread on our financings relative to underlying benchmark rates. Similarly, a variety of factors can materially adversely affect our purchase discount rate including, among others, increased competition, regulatory and legislative changes, including the imposition of additional or lower rate caps to those currently in effect in certain states in which we operate, the views of the courts and other regulatory bodies and the efforts of consumer advocacy groups. For further detail regarding the effect of increases in the cost of our financing sources on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

We are exposed to interest rate volatility risk as interest rates can fluctuate in the period between when we purchase payment streams and when we securitize such payment streams.

We purchase structured settlement, annuity and lottery payment streams at a discount rate based on, among other factors, our then estimates of the future interest rate environment. Once a critical mass of payment streams is achieved, those payment streams are then securitized or otherwise financed. The discount rate at which a securitization is sold to investors is based on the current interest rates as of the time of such securitization. Interest rates may fluctuate significantly during the period between the purchase and financing of payment streams, which can reduce the spread between the discount rate at which we purchased the payment streams and the discount rate at which we securitize such payment streams, which would reduce our revenues. Volatile interest rate environments can lead to volatility in our results of operations. If we are unable to finance the payment streams we purchase at a discount rate that is sufficiently lower than the discount rate at which we make such purchases, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to continue to purchase structured settlement payments and other financial assets and to fund our business is dependent on the availability of credit from our financing resources.

We are currently highly dependent on obtaining financing to fund our purchases of structured settlement payments and other financial assets. We currently depend on our committed warehouse lines to finance our purchase of structured settlement, annuity, and lottery payment streams prior to their securitization. We are also dependent on a committed revolving credit facility for the financing of our pre-settlement funding and a permanent financing facility for our life contingent structured settlement payments and life contingent annuity payments purchases. In order to access these facilities we are required to meet certain conditions to borrow. In the future we may not be able to meet these conditions in which case we would be unable to borrow under one or all of our facilities. In addition, these warehouse lines and other financing facilities may not continue to be available to us beyond their current maturity dates at reasonable terms or at all. If we are unable to extend or replace any of our financing sources, we will have to limit our purchasing activities, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to complete future securitizations or other financings on favorable terms, then our business will be adversely affected.

Our business depends on our ability to aggregate and securitize many of the financial assets that we purchase, including structured settlement, annuity and lottery payment streams, in the form of privately offered asset-backed securities, private placements or other term financings. The availability of financing sources which depends in part on factors outside of our control. For example, our results in 2008 and 2009 were impacted by the financial crisis, which resulted in a lack of purchasers of our asset-backed securitizations and a resultant lack of capital availability from our warehouse facilities. We were forced to limit transaction volume without access to the securitization market and with limited warehouse capacity. We significantly scaled back new transactions, resulting in insufficient cash flow relative to our leverage.  On March 31, 2009, J.G. Wentworth, LLC failed to make an interest payment on certain debt and on related interest rate swap contracts. On June 4, 2009, J.G. Wentworth, LLC and certain of its affiliates completed a reorganization under Chapter 11 of the Bankruptcy Code and emerged with a restructured balance sheet. In the future, we may not be able to continue to securitize our structured settlement payments at favorable rates or obtain financing through borrowings or other means on acceptable terms or at all, in which case we may be unable to satisfy our cash requirements. Our financings generate cash proceeds that allow us to repay amounts borrowed under our committed warehouse lines, finance the purchase of additional financial assets and pay our operating expenses. Changes in our asset-backed securities program could materially adversely affect our earnings and ability to purchase and securitize structured settlement, annuity, or lottery payment streams on a timely basis. These changes could include:

•	a delay in the completion of a planned securitization;
•	negative market perception of us;
•	a change in rating agency criteria with regards our asset class,
•	delays from rating agencies in providing ratings on our securitizations, and
•	failure of the financial assets we intend to securitize to conform to rating agency requirements.

We plan to continue to access the securitization market frequently. If for any reason we were not able to complete a securitization, it could negatively impact our cash flow during that period. If we are unable to consummate securitization transactions in the future or if there is an adverse change in the asset-backed securities market for structured settlement, annuity, or lottery payment streams generally, we may have to curtail our activities, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and ability to operate or grow our business.

As of December 31, 2013, we had $450 million total indebtedness (not including indebtedness related to our warehouse facilities and asset-backed securitizations, which is recourse only to the VIE assets on our balance sheet). In addition, on the same basis, we would have had the ability to incur $20.0 million of additional indebtedness under our revolving credit facility. Our substantial indebtedness could have a number of important consequences. For example, our substantial indebtedness could:

•

make it more difficult for us to satisfy our obligations under our indebtedness or comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, which could result in an event of default under one or more agreements governing our indebtedness;

•	make us more vulnerable to adverse changes in the general economic, competitive and regulatory environment;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the cash available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•

place us at a competitive disadvantage compared to our competitors that are less highly leveraged, as they may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition, results of operations and cash flows. Further, subject to compliance with our financing agreements, we have the ability to incur additional indebtedness, which would exacerbate the risks associated with our existing debt.

We are dependent on the opinions of certain rating agencies for the valuation of the credit quality of our assets to access the capital markets.

Standard & Poor’s, Moody’s and A.M. Best evaluate some, but not all, of the insurance companies that are the payors on the structured settlement, annuity and certain lottery payment streams that we purchase. Similarly, Standard & Poor’s, Moody’s, A.M. Best and Dominion Bond Rating Services, Ltd., DBRS, evaluate some, but not all, of our securitizations of those assets. We may be negatively impacted if any of these rating agencies stop covering these insurance companies or decide to downgrade their ratings or change their methodology for rating insurance companies or our securitizations. A downgrade in the credit rating of the major insurance companies that write structured settlements could negatively affect our ability to access the capital or securitization markets. In addition, we may be negatively impacted if any of these rating agencies stop rating our securitizations, which would adversely affect our ability to sell our securitizations and the price that we receive for them. These events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in tax or accounting policies applicable to our business could have a material adverse effect on our future profitability or presentation of our results.

Our GAAP income is significantly higher than our tax income due to current tax and accounting laws and policies. The tax rules applicable to our business are complex and we continue to evaluate our positions and processes. If these laws and policies were to change, we could owe significantly more in income taxes than the cash generated by our operations. If we were unable for any reason to continue purchasing structured settlement annuity or lottery payment streams or other products, as well as generate current operating and marketing expenses, we could generate significant tax liabilities without a corresponding cash flow to cover those liabilities. In addition, changes in tax or accounting policies applicable to our business could also have a material adverse effect on our future profitability or presentation of our results.

Residuals from prior securitizations represent a significant portion of our assets, but there is no established market for those residuals and residuals related to payment streams purchased prior to 2002 may be subject to additional risks.

After a securitization is executed, we retain a subordinated interest in the receivables, referred to as the residuals, which we include within our balance sheet within the caption VIE and other finance receivables, at fair market value. We have financed certain of our residuals under a term facility. The amount outstanding under this term facility at December 31, 2013 was $69 million. If we are required to sell our residuals to pay down debt or to otherwise generate cash for operations, we may not be able to generate proceeds that reflect the value of those residuals on our books or that are sufficient to repay the related indebtedness. In addition, a sale of the residuals under those circumstances would likely generate taxable income without sufficient cash to pay those taxes. Changes in interest rates, credit spreads and the specific credit of the underlying assets may lead to unrealized losses that negatively affect our GAAP income.

Additionally, certain risk retention requirements promulgated under the Dodd Frank Act and similar national and international laws could limit our ability to sell or finance our residual interests in the future and this could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, a portion of our residuals (approximately $1.2 million as of December 31, 2013) relate to payment streams that were purchased prior to the enactment of the Federal Tax Relief Act in 2002.  These earlier purchases were not approved by a court and are based solely on a contract.  As a result, the sale of these payment streams may be vulnerable to diversion by the original seller. If such a diversion was successful, the payments diverted would be received by the original seller and we would lose the benefit of the payments in the related residual.

We are exposed to underwriting risk, particularly with respect to our pre-settlement funding.

The profitability of our pre-settlement funding depends on our ability to accurately underwrite both the likelihood that a personal injury case will result in a settlement as well as the amount of the settlement that is reached. Although we attempt to deploy a conservative underwriting profile by funding only a small fraction of case types with consistent settlement values and having all cases evaluated by our experienced team of in-house attorneys and paralegals, significant differences between our expected and actual collections on pre-settlement funding could have a material adverse impact on our business, financial condition, results of operations and cash flows.

In addition, the profitability of our purchases of structured settlement, annuity and lottery payment streams depends on our selection of high quality counterparties and confirmation that there is no senior claim on the payment stream, such as child support or bankruptcy. In the event that one or more of our counterparties is unable or unwilling to make scheduled payments on a payment stream we have purchased, this may have a material adverse effect on our earnings and financial condition.

The senior management team has a great deal of discretion in determining what assets are included in our securitization program.

A substantial portion of our cash flow is generated on the closing of a securitization. Our senior management team decides how many securitizations we conduct per year and what asset types and amounts to include in our securitization program, based on numerous facts and circumstances. If our senior management does not accurately gauge the appropriate asset mix or timing for a securitization, this may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be adversely affected if the Bankruptcy Code is changed or interpreted in a manner that affects our rights to scheduled payments with respect to a payment stream we have purchased.

If a holder of a structured settlement, annuity or lottery payment stream were to become a debtor in a case under the Bankruptcy Code, a court could hold that the scheduled payments transferred by the holder under the applicable purchase agreement do not constitute property of the estate of the claimant under the Bankruptcy Code. If, however, a trustee in bankruptcy or other receiver were to assert a contrary position, such as by requiring us, or any securitization vehicle, to establish our right to those payments under federal bankruptcy law or by persuading courts to recharacterize the transaction as secured loans, such result could have a material adverse effect on our business. If the rights to receive the scheduled payments are deemed to be property of the bankruptcy estate of the claimant, the trustee may be able to avoid assignment of the receivable to us.

Furthermore, a general creditor or representative of the creditors, such as a trustee in bankruptcy, of a special purpose vehicle to which an insurance company assigns its obligations to make payments under a structured settlement, annuity or lottery payment stream could make the argument that the payments due from the annuity provider are the property of the estate of such special purpose vehicle (as the named owner thereof). To the extent that a court accepted this argument, the resulting delays or reductions in payments on our receivables could have a material adverse effect on our business, financial condition and results of operations.

Also, many of our financing facilities are structured using “bankruptcy remote” special purpose entities to which structured settlement, annuity and lottery payment streams are sold in connection with such financing facilities. Under current case, law, courts generally uphold such structures, the separateness of such entities and the sales of such assets if certain factors are met. If, however, a bankruptcy court were to find that such factors did not exist in the financing facilities or current case law was to change, there would be a risk that defaults would occur under the financing facilities. Moreover, certain subsidiaries may be consolidated upon a bankruptcy of one of our subsidiaries or the sales may not be upheld as true sales by a reviewing court. This could have a material adverse effect on our business, financial condition and results of operations.

We have certain indemnification and repurchase obligations under our various financing facilities.

In the ordinary course of our financing activities, we provide customary indemnities to counterparties in certain financing and other transactions. No assurance can be given that these counterparties will not call upon us to discharge these obligations in the circumstances under which they are owed. In addition, in connection with financing transactions, in certain instances we retain customary repurchase obligations with respect to any assets sold into or financed under those transactions that fail to meet the represented objective eligibility criteria. Although we believe our origination practices are sufficient to assure material compliance with such criteria, certain instances have and may occur in which we are required to repurchase such assets.

Payor insolvency and similar events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In instances where insurance companies or other payors of the assets we purchase go bankrupt, become insolvent, or are otherwise unable to pay the purchased payment streams on time, we may not be able to collect all or any of the scheduled payments we have purchased. For example, on September 1, 2011, in the Matter of the Rehabilitation of Executive Life Company of New York, or ELNY, in the Supreme Court of the State of New York, County of Nassau, the Superintendent of Insurance of the State of New York filed an Agreement of Restructuring in connection with the liquidation of ELNY under Article 75 of the New York Insurance Laws. This restructuring plan was subsequently approved by the court. Under this plan, payment streams to be paid on certain receivables purchased by us were reduced. In the future, bankruptcies, additional insolvencies and other events may occur which limit the ability of payors to pay on time and in full, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related To Our Legal And Regulatory Environment

Certain changes in current tax law could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The use of structured settlements is largely the result of their favorable federal income tax treatment. In 1979, the Internal Revenue Service issued revenue rulings that the income tax exclusion of personal injury settlements applied to related periodic payments. Thus, claimants receiving installment payments as compensation for a personal injury were exempt from all federal income taxation, provided certain conditions were met. This ruling, and its subsequent codification into federal tax law in 1982 with the passing of the Settlement Act, resulted in the proliferation of structured settlements as a means of settling personal injury lawsuits. Changes to tax policies that eliminate this exemption of structured settlements from federal taxation could have a material adverse effect on our future profitability. Congress has previously considered and may revisit legislation that could make our transactions less attractive to prospective customers, including legislation that would reduce or eliminate the benefits derived from the tax deferred nature of structured settlements and annuity products. If the tax treatment for structured settlements was changed adversely by a statutory change or a change in interpretation, the dollar volume of structured settlements issued could be reduced significantly, which would, in turn, reduce the addressable market of our structured settlements payment purchasing business. In addition, if there were a change in the Internal Revenue Code of 1986 or a change in interpretation that would result in adverse tax consequences for the assignment or transfer of structured settlement payments, such change could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be assessed excise taxes that result from IRS audits of our subsidiaries’ compliance with Section 5891 of the Code which could have a material adverse impact on our business, results of operations and financial conditions in future periods.

Section 5891 of the Code, as amended by the Tax Relief Act, levies an excise tax upon those people or entities that acquire structured settlement payments from a seller on or after February 22, 2002, unless certain conditions are satisfied. Such tax equals 40% of the discount obtained by the purchaser of the structured settlement payments. However, no such tax is levied if the transfer of such structured settlement payments is approved in a qualified court order. A qualified court order under the Tax Relief Act means a final order, judgment or decree that finds that the transfer does not contravene any federal or state law or the order of any court or administrative authority and is in the best interest of the payee, taking into account the welfare and support of the payee’s dependents. The order must be issued under the authority of an applicable state statute of the state in which the seller is domiciled, or, if there is no such statute, under the authority of an applicable state statute of the state in which the seller or annuity provider is domiciled, and issued by a court of such state or the state of the seller’s domicile, or by the responsible administrative authority (if any) that has exclusive jurisdiction over the underlying action or proceeding.

The IRS completed an audit of the J.G. Wentworth origination entity in early 2008 during which it reviewed such subsidiary’s compliance with Section 5891 of the Code (which codifies the excise tax imposed by the Tax Relief Act) in connection with structured settlement receivables acquired by such subsidiary for the period covering February 2002 through June 2007. Because the IRS claimed that, based on its audit findings, we owed the relatively small amount of approximately $147,000 in excise tax, we determined that, even though it disagreed with the IRS’s findings on certain structured settlement receivables, it was not cost effective to challenge the IRS on such a small amount and paid the assessed amount in February 2008.

The IRS completed an audit of the Peachtree origination entity in 2011. The audit, which focused on our compliance with Section 5891 of the Code, related to transactions engaged in by us during the period ended July 2007. On August 25, 2011, we received a “30-day letter” from the IRS asserting an excise tax liability of approximately $1,130,000. We appealed this matter with the Appeals Division of the IRS. On April 26, 2012, the Kansas City Appeals Office decided in favor of the subsidiary and determined that no excise taxes were due.

Changes in existing state laws governing the transfer of structured settlement or lottery payments or in the interpretation thereof may adversely impact our business or reduce our growth.

The structured settlement and lottery payments secondary markets are highly regulated and require court approval for each sale under applicable transfer statutes. These transfer statutes, as well as states’ uniform commercial codes, insurance laws, and rules of civil procedure, help ensure the validity, enforceability and tax characteristics of the structured settlement payments and lottery receivables purchasing transactions in which we engage. States may amend their transfer statutes, uniform commercial codes and rules of civil procedure in a manner that inhibits our ability to conduct business, including by means of retroactive laws, which would adversely impact our business. In addition, courts may interpret transfer statutes in a manner that inhibits our ability to conduct business. Failing to comply with the terms of a transfer statute when purchasing payments could potentially result in forfeiture of both the right to receive the payments and any unrecovered portion of the purchase price we paid for the payments.

Changes to statutory, licensing and regulatory regimes governing structured settlement, annuity and lottery payment streams including the means by which we conduct such business, could have a material adverse effect on our activities and revenues.

The structured settlements, annuities and lottery payments industries are subject to extensive and evolving federal, state and local laws and regulations. As a purchaser of structured settlement, annuity and lottery payment streams, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels with respect to the above laws.

Changes to statutory, licensing and regulatory regimes could result in the enforcement of stricter compliance measures or adoption of additional measures on us or on the insurance companies and other payors that stand behind the structured settlement payments and other assets that we purchase, either of which could have a material adverse impact on our business, financial condition and results of operations. Any change to the regulatory regime covering the resale of any of such asset classes, including any change specifically applicable to our activities or to investor eligibility, could restrict our ability to finance, acquire or securitize such assets or could lead to significantly increased compliance costs.

In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to the specialty finance industry and how companies interact with potential customers. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. Any such investigation or action could force us to expend considerable resources to respond to or defend against such investigation or action and could adversely affect our business, financial condition, results of operations and cash flows.

The regulatory environment for pre-settlement funding, including the means by which we conduct such business, is uncertain, and changes to statutory, licensing and regulatory regimes governing pre-settlement funding could have a material adverse effect on our activities.

The regulatory framework for pre-settlement funding is still in its early stages and is evolving rapidly. Most states currently do not have any laws specifically addressing pre-settlement funding, and the regulatory framework is based on state-specific case laws. We expect that a consistent national regulatory framework will develop in the future, and while we are currently working with relevant trade organizations to draft a model act, there exists considerable uncertainty as to the form of this regulatory framework. This future regulation could force us to significantly alter our strategy or restrict our ability to provide pre-settlement funding.

Our purchases of certain assets may be viewed as consumer lending, which could subject us to adverse regulatory limitations and litigation.

From time to time, we have been named as defendant in suits involving attempts to recharacterize the purchase of non-court-ordered structured settlement payments or other assets as loan transactions. If a transaction is characterized as a loan rather than a sale, then various consumer lending laws apply, such as usury statutes, consumer credit statutes or truth-in-lending statutes. If a court finds any of our transactions are subject to consumer lending laws, we may not have complied in all respects with the requirements of the applicable statutes. The failure to comply could result in remedies including the rescission of the agreement under which we purchased the right to the stream of periodic payments and the repayment of amounts we received under that agreement.

Adverse judicial developments could have an adverse effect on our business, financial condition and results of operations.

Adverse judicial developments have occasionally occurred and could occur in the future in the industries in which we do business. In the structured settlement payment purchasing industry, adverse judicial developments have occurred with regard to anti-assignment concerns and issues associated with non-disclosure of material facts and associated misconduct. Most of the settlement agreements that give rise to the structured settlement receivables that we purchase contain anti-assignment provisions that purport to prohibit assignments or encumbrances of structured settlement payments due under the agreement. If anti-assignment provisions are included in an agreement, a claimant or a payor could attempt to invoke the anti-assignment provision to invalidate a claimant’s transfer of structured settlement payments to the purchaser, or to force the purchaser to pay damages. In addition, under certain circumstances, interested parties other than the related claimant or payor could challenge, and potentially invalidate, an assignment of structured settlement payments made in violation of an anti-assignment provision. Whether the presence of an anti-assignment provision in a settlement agreement can be used to invalidate a prior transfer depends on various aspects of state and federal law, including case law and the form of Article 9 of the Uniform Commercial Code adopted in the applicable state.

For example, in the 2008 case of 321 Henderson Receivables, LLC v. Tomahawk, the California County Superior Court (Fresno County, Case No. 08CECG00797—July 2008 Order (unreported)) ruled that (i) certain structured settlement payment sales were barred by anti-assignment provisions in the settlement documents, (ii) the transfers were loans, not sales, that violated California’s usury laws and (iii) for similar reasons numerous other court-approved structured settlement sales may be void. Although the Tomahawk decision was subsequently reversed by the California Court of Appeal, the Superior Court decision for a time had a negative effect on the structured settlement payment purchasing industry by casting doubt on the ability of a structured settlement recipient to sell the payment streams.

More recently, the Appellate Court of Illinois, 4th District (acting through the 5th District due to case assignment) held that Illinois courts did not have authority to approve certain sales of structured settlement payments due to anti-assignment provisions in the settlement documents. The court also concluded that the related court orders were void ab initio due to a finding by the Appellate Court that Peachtree Settlement Funding’s counsel had not adequately disclosed the anti-assignment provisions to the court approving the plaintiff’s transfers. Although the parties to that proceeding have agreed to a confidential settlement, subject to final court approval and certain other conditions, if this decision remains unchallenged , it may adversely impact other court-approved structured settlement payment sales previously approved in the state of Illinois and may adversely impact our ability to complete certain structured payment purchases in Illinois and possibly in other states. Any similar adverse judicial developments calling into doubt laws and regulations related to structured settlements, annuities, lotteries and pre-settlements could materially and adversely affect our investments in such assets and our financing market.

Potential litigation, regulatory proceedings or adverse federal or state tax rulings could have a material adverse impact on our business, results of operations and financial condition in future periods.

We are currently subject to lawsuits that could cause us to incur substantial expenditures and generate adverse publicity. We may also be subject to further litigation in the future, including potential class actions and/or trade practices litigation. For example, we are currently subject to allegations by a competitor of improper lead generation and customer acquisition practices, improper disclosure of information in connection with structured settlement payment transfer orders, violations of structured settlement payment transfer statutes and other similar claims. We may also become subject to attempted class action or similar types of mass transaction review due to negative court rulings, such as those described in the preceding risk factor. For example, on February 11, 2014 a purported class action was filed against us and several of our subsidiaries alleging violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaint alleges that via our advertising we materially misled consumers in Illinois into believing that they could sell their structured settlement payments in the face of anti-assignment language. We deny the allegations made in the complaint and intend to vigorously defend our position. In addition, we may be subject to litigation arising from the Peachtree Merger or other transactions we have undertaken, as well as possibly those engaged in by certain of our affiliates of former affiliates. For example, on October 30, 2013, a complaint was filed in the Court of Chancery of the State of Delaware against JGWPT Holdings, LLC and certain of its current directors, who also are directors of ours, by two individuals who are former employees and current stockholders of J.G. Wentworth, Inc., an entity that owns approximately 0.0001% of JGW Holdco, LLC (which is one of the entities through which JLL holds its interest in JGWPT Holdings, LLC). The lawsuit seeks payment of amounts claimed to be owed under a tax receivable agreement entered into between J.G. Wentworth, Inc. and these individuals in connection with a 2007 private offering of securities of J.G. Wentworth, Inc. and also alleges breaches of contractual and fiduciary duties. JGWPT Holdings, LLC and the other relevant parties believe that the claims referenced in the complaint are entirely without merit and intend to vigorously defend the lawsuit. On November 27, 2013, JGWPT Holdings, LLC and the other defendants moved to dismiss the complaint, and on December 11, 2013, filed their opening brief in support of the motion to dismiss. As a result of the filing, the plaintiffs filed an amended complaint, which JGWPT Holdings, LLC and other defendants moved to dismiss, and on March 10, 2014, JGWPT Holdings, LLC and the other defendants filed their brief in support of the motion to dismiss the amended complaint.

The consequences of an adverse ruling in any current or future litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows. Defense of any lawsuit, even if successful, could require substantial time and attention of our senior management that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to our operations.

We are also subject to regulatory proceedings and other governmental investigations, and we could suffer monetary losses or restrictions on our operations from interpretations of state laws in those regulatory proceedings, even if we are not a party to those proceedings. In addition, any adverse federal or state tax rulings or proceedings could have a material adverse effect on our business, financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank or the Dodd-Frank Act, authorizes the CFPB to adopt rules that could potentially have a serious impact on our business, and it also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

Title X of the Dodd-Frank Act established the CFPB, which has regulatory, supervisory and enforcement powers over providers of consumer financial products and services. Included in the powers afforded the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. The CFPB could adopt rules imposing new and potentially burdensome requirements and limitations with respect to our lines of business. In addition to Dodd-Frank’s grant of regulatory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws.

In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution, rescission or reformation of contracts, payment of damages, refund or disgorgement, as well as other kinds of affirmative relief) and civil monetary penalties ranging from $5,000 per day for violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In March 2014, the Company and certain of its affiliates were served with Civil Investigative Demands (“CIDs”) from the CFPB. The CIDs request various information and documents for the purpose of determining the Company’s compliance with Sections 1031 and 1036 of the Consumer Financial Protection Act of 2010, 12 U.S.C. §§ 5531, 5536; the Truth in Lending Act, 15 U.S.C. §§ 1601 et seq., or its implementing regulations, and other Federal-consumer financial laws.  The CIDs appear to be designed to broadly solicit general information about the Company and its business. We believe that the Company’s practices are fully compliant with applicable law, and we intend to cooperate with the CFPB.

Increased regulation of asset-backed securities offerings under the Dodd-Frank Act and other laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On March 29, 2011, the Office of the Comptroller of the Currency, the Treasury, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, the Federal Housing Finance Agency and Department of Housing and Urban Development issued a joint notice of proposed rulemaking proposing rules to implement the credit risk retention requirements of section 15G of the Securities Exchange Act of 1934, or the Exchange Act, as amended by section 941 of the Dodd-Frank Act. The Dodd-Frank Act provides that the sponsor or an affiliate of the sponsor must retain at least 5% of the credit risk of any asset pool that is securitized. The proposed rule outlines other requirements, options and exemptions that were not specified in the Dodd-Frank Act itself. The risk-retention requirements will become effective 2 years after the final rule is published. We cannot predict what effect the proposed rules will have, if adopted, on the marketability of our asset-backed securities or our ability to structure and complete future asset-backed securitizations and other financings. Moreover, we cannot predict whether other similar rules and restrictions will be promulgated in the future, including, without limitation, revisions by the Securities and Exchange Commission to Regulation AB. Such regulations, rules and laws could have a material adverse effect on our business, financial condition and results of operations.

Risks Related To Our Organizational Structure

Our only material asset is our economic interest in JGWPT Holdings, LLC, and we are accordingly dependent upon distributions from JGWPT Holdings, LLC to pay our expenses, taxes and dividends (if and when declared by our board of directors).

We are a holding company and have no material assets other than our ownership of Common Interests in JGWPT Holdings, LLC. We have no independent means of generating revenue. We intend to cause JGWPT Holdings, LLC to make distributions to us, as its managing member, in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. To the extent that we need funds and JGWPT Holdings, LLC is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, our senior secured credit agreement contains provisions that restrict our ability to pay dividends. These restrictions may in the future adversely affect our ability to pay distributions to our stockholders.

We are required to pay certain holders of Common Interests in JGWPT Holdings, LLC for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of any tax basis step-up we receive in connection with any future exchanges of such Common Interests and related transactions with JGWPT Holdings, LLC.

Holders of Common Interests in JGWPT Holdings, LLC other than us, or the Common Interestholders may in the future exchange Common Interests in JGWPT Holdings, LLC for Class A Shares or, in the case of PGHI Corp., shares of our Class C common stock, par value $0.00001 per share, or the “Class C Shares”, on a one-for-one basis (or, at JGWPT Holdings, LLC’s option, cash). JGWPT Holdings, LLC is expected to have in effect an election under Section 754 of the Code, which may result in an adjustment to our share of the tax basis of the assets owned by JGWPT Holdings, LLC at the time of such initial sale of and subsequent exchanges of Common Interests in JGWPT Holdings, LLC. The sale and exchanges may result in increases in our share of the tax basis of the tangible and intangible assets of JGWPT Holdings, LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that we would otherwise be required to pay in the future.

In connection with our IPO, we entered into a tax receivable agreement with all Common Interestholders who hold in excess of approximately 1% of the Common Interests in JGWPT Holdings, LLC outstanding immediately prior to our IPO requiring us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize in any tax year beginning with 2013 from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests in JGWPT Holdings, LLC for Class A Shares or Class C Shares (or cash). We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we actually realize during a covered tax year. The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to us for our operations and to make future distributions to holders of Class A Shares.

For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability for a covered tax year to the amount of such taxes that we would have been required to pay for such covered tax year had there been no increase to our share of the tax basis of the tangible and intangible assets of JGWPT Holdings, LLC as a result of such sale and any such exchanges and had we not entered into the tax receivable agreement. The tax receivable agreement continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the tax receivable agreement upon a change of control for an amount based on the remaining payments expected to be made under the tax receivable agreement.

JLL Partners and its affiliates, collectively “JLL”, owns a portion of its investment through an existing corporation. In the event we engage in a merger with such corporation in which the shareholders of that corporation receive the Class A Shares directly, we will succeed to certain tax attributes, if any, of such corporation. The tax receivable agreement requires us to pay the shareholders of such corporation for the use of any such attributes in the same manner as payments made for cash savings from increases in tax basis as described above.

The owners of PGHI Corp., including DLJ Merchant Banking Partners IV, L.P. and affiliates of Credit Suisse Group AG, own their investment through PGHI Corp. In the event we engage in a merger with such corporation in which the shareholders of that corporation receive the Class C Shares directly, we will succeed to certain tax attributes, if any, of such corporation. The tax receivable agreement requires us to pay the shareholders of such corporation for the use of any such attributes above a specific amount in the same manner as payments made for cash savings from increases in tax basis as described above.

While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors (including the timing of exchanges, the amount of gain recognized by an exchanging Common Interestholder, the amount and timing of our income and the tax rates in effect at the time any incremental tax deductions resulting from the increase in tax basis are utilized) we expect that the payments that we may make to the Common Interestholders that are parties to the tax receivable agreement could be substantial during the expected term of the tax receivable agreement. We will bear the costs of implementing the provisions of the tax receivable agreement. A tax authority may challenge all or part of the tax basis increases or the amount or availability of any tax attributes discussed above, as well as other related tax positions we take, and a court could sustain such a challenge. The Common Interestholders that are party to the tax receivable agreement will not reimburse us for any payments previously made to them in the event that, due to a successful challenge by the IRS or any other tax authority of the amount of any tax basis increase or the amount or availability of any tax attributes, our actual cash tax savings are less than the cash tax savings previously calculated and upon which prior payments under the tax receivables were based. As a result, in certain circumstances we could make payments under the tax receivable agreement to the Common Interestholders that are party thereto in excess of our cash tax savings. A successful challenge to our tax reporting positions could also adversely affect our other tax attributes and could materially increase our tax liabilities.

In certain cases, payments under the tax receivable agreement to the Common Interestholders may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and if the tax reporting positions we determine are not respected, our tax attributes could be adversely affected and the amount of our tax liabilities could materially increase.

The tax receivable agreement provides that upon certain changes of control, we will be required to pay the Common Interestholders amounts based on assumptions regarding the remaining payments expected to be made under the tax receivable agreement (at our option, these payments can be accelerated into a single payment at the time of the change of control). As a result, we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and the upfront payment may be made years in advance of any actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity, and there can be no assurance that we will be able to finance our obligations under the tax receivable agreement.

Payments under the tax receivable agreement will be based on the tax reporting positions that we determine, and we will not be reimbursed by the Common Interestholders for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments we make under the tax receivable agreement could significantly exceed the cash tax or other benefits, if any, that we actually realize. In addition, if the tax reporting positions we determine are not respected, our tax attributes could be adversely affected and the amount of our tax liabilities could materially increase.

Control by JLL of 62.8% of the combined voting power of our common stock and the fact that it is holding its economic interest through JGWPT Holdings, LLC may give rise to conflicts of interest.

As of February 4, 2014, JLL controlled 62.8% of the combined voting power of our common stock. As a result, JLL is able to significantly influence the outcome of all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders or deprive holders of Class A Shares of an opportunity to receive a premium for their Class A Shares as part of a sale of our business.

The interests of JLL may not always coincide with our interests or the interests of our other stockholders. JLL has significant relationships which it has developed over the years or may develop in the future and these relationships may affect who we work with to implement our strategy and could be influenced by motivations that may not directly benefit us, subject to applicable fiduciary or contractual duties. Also, JLL may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. This concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

In addition, because much of the JLL’s economic interests is held in JGWPT Holdings, LLC directly, rather than through us, the JLL may have conflicting interests with holders of Class A Shares. For example, JLL will have different tax positions from the holders of Class A Shares which could influence its decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration JLL’s tax considerations even where no similar benefit would accrue to us. Also, JGWPT Holdings, LLC may sell additional JGWPT Common Interests in JGWPT Holdings, LLC to its current equity holders or to third parties, which could dilute the indirect aggregate economic interest of the holders of the Class A Shares in JGWPT Holdings, LLC. Any such issuance would be subject to our approval as the managing member of JGWPT Holdings, LLC.

The influence of JLL over our policies is further enhanced by the terms of the Director Designation Agreement that we entered into with JLL and PGHI Corp. in connection with the IPO, the Voting Agreement that JLL, PGHI Corp., and certain other Common Interestholders entered into in connection with the IPO and by the provisions of our certificate of incorporation. Under the terms of the Director Designation Agreement, JLL has the right to designate four director designees to our board of directors so long as JLL owns at least 934,488 Common Interests in JGWPT Holdings, LLC and at least 20% of the aggregate number of Common Interests in JGWPT Holdings, LLC held on such date by members of JGWPT Holdings, LLC who were members of JGWPT Holdings, LLC (or its predecessor of the same name) on July 12, 2011, and PGHI Corp. have the right to designate one director so long as PGHI Corp. (together with its then-current stockholders) or its assignee holds in the aggregate at least 436,104 Common Interests in JGWPT Holdings, LLC. The parties to the Voting Agreement agree to vote all of their Class A Shares (if any) and their shares of our Class B common stock, par value $0.0001 per share (the “Class B Shares”), (if any) in favor of the election to our board of directors of our Chief Executive Officer, four designees of JLL and one designee of PGHI Corp. Pursuant to our certificate of incorporation, the four directors designated by JLL are each entitled to cast two votes on each matter presented to our board of directors until the earlier to occur of such time as we cease to be a “controlled company” within the meaning of the NYSE corporate governance standards or such time as JLL ceases to hold, in the aggregate, at least

934,488 Common Interests in JGWPT Holdings, LLC and at least 20% of the aggregate number of Common Interests in JGWPT Holdings, LLC held on such date by members of JGWPT Holdings, LLC who were members of JGWPT Holdings, LLC (or its predecessor of the same name) on July 12, 2011. Because our board consists of fewer than twelve directors, the four directors designated by JLL are, for so long as such directors have the right to cast two votes, able to determine the outcome of all matters presented to the board for approval.

Our directors who are affiliated with JLL DLJ Merchant Banking Partners IV, L.P., PGHI Corp. and their respective investment funds do not have any obligation to report corporate opportunities to us.

Alexander R. Castaldi, Kevin Hammond, Paul S. Levy, Robert N. Pomroy, and Francisco J. Rodriguez serve as our directors and also serve as partners, principals, directors, officers, members, managers, and/or employees of one or more of JLL, DLJ Merchant Banking Partners IV, L.P., PGHI Corp., and their respective affiliates and investment funds, which we refer to as the Corporate Opportunity Entities.  Because the Corporate Opportunity Entities may engage in similar lines of business to those in which we engage, our certificate of incorporation allocates corporate opportunities between us and these entities. Specifically, none of the Corporate Opportunity Entities has any duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as do we. In addition, if any of them acquires knowledge of a potential transaction that may be a corporate opportunity for us and for the Corporate Opportunity Entities, subject to certain exceptions, we will not have any expectancy in such corporate opportunity, and they will not have any obligation to communicate such opportunity to us. Our stockholders are deemed to have notice of and to have consented to these provisions of our certificate of incorporation.

The above provision shall automatically, without any need for any action by us, be terminated and void at such time as the Corporate Opportunity Entities beneficially own less than 15% of our shares of common stock.

Risks Related To Ownership Of Our Class A Shares

As a controlled company, we will not be subject to all of the corporate governance rules of the NYSE.

We are considered a “controlled company” under the rules of the NYSE. Controlled companies are exempt from the NYSE’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of the NYSE, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the NYSE’s requirements, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of the NYSE. As a result of relying on certain on these exemptions, we do not have a majority of independent directors, our nomination and corporate governance committee and compensation committee does not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE. See “Management” for further information.

We are a holding company with no operations and will rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and to pay dividends.

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our Class A Shares. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. If we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

As a result of our IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of some of these exemptions. As a result, we do not know if some investors will find our Class A Shares less attractive. The result may be a less active trading market for our Class A Shares and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. We could remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

We have not previously been required to assess the effectiveness of our internal controls over financial reporting and we may identify deficiencies when we are required to do so.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. We have not previously been subject to this requirement, and, in connection with the implementation of the necessary procedures and practices related to internal controls, including information technology controls, and over financial reporting, we may identify deficiencies. We may not be able to remediate any future deficiencies in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404(a) thereof. In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

The market price and trading volume of our Class A Shares may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our Class A Shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A Shares may fluctuate and cause significant price variations to occur. The market price of our Class A Shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A Shares include:

•                  variations in our quarterly or annual operating results;

•                  changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•                  the contents of published research reports about us or our industry or the failure of securities analysts to cover our Class A Shares;

•                  additions or departures of key management personnel;

•                  any increased indebtedness we may incur in the future;

•                  announcements by us or others and developments affecting us;

•                  actions by institutional stockholders;

•                  litigation and governmental investigations;

•                  legislative or regulatory changes;

•                  changes in government programs and policies;

•                  changes in market valuations of similar companies;

•                  speculation or reports by the press or investment community with respect to us or our industry in general;

•                  increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•                  announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and

•                  general market, political and economic conditions, including any such conditions and local conditions in the markets in which we conduct our operations.

These broad market and industry factors may decrease the market price of our Class A Shares, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A Shares.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional Class A Shares or offering debt or other equity securities. In particular, future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-based acquisition financing and/or cash from operations.

Issuing additional Class A Shares or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A Shares or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A Shares. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our Class A Shares bear the risk that our future offerings may reduce the market price of our Class A Shares and dilute their stockholdings in us. See “Description of Capital Stock.”

The market price of our Class A Shares could be negatively affected by sales of substantial amounts of our Class A Shares in the public markets.

In connection with our IPO, we have agreed to register the exchange of all Common Interests in JGWPT Holdings, LLC upon the expiration or earlier termination (if any) of the holders’ lock-up agreements with the underwriters of our IPO.  All such lock-up agreements, covering an aggregate of 18,366,135 Common Interests, in JGWPT Holdings, LLC will have expired on or before May 7, 2014. The Class A Shares received upon exchange of Common Interests in JGWPT Holdings, LLC may be freely resold into the public market unless held by a Common Interestholder which is an affiliate of us. Certain of these holders (as well as other Common Interestholders) will have the right to demand that we register the resale of their Class A Shares received upon exchange and certain “piggyback” registration rights.

The market price of our Class A Shares may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our Class A Shares might impede our ability to raise capital through the issuance of additional Class A Shares or other equity securities.

The future issuance of additional Class A Shares in connection with our incentive plans, acquisitions, warrants or otherwise will dilute all other stockholdings.

As of March 28, 2014, we have an aggregate of 487,966,113 Class A Shares authorized but unissued. We may issue all of these Class A Shares without any action or approval by our stockholders, subject to certain exceptions. Any Class A Shares issued in connection with our incentive plans, the exercise of outstanding stock options or warrants or otherwise would dilute the percentage ownership held by the investors who purchase Class A Shares in this offering.

Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. Among other things, these provisions:

•     provide for a classified board of directors with staggered three-year terms;

•     do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•     delegate the sole power of a majority of the board of directors to fix the number of directors;

•     provide the power of our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•     entitle the four directors designated by JLL pursuant to the Director Designation Agreement to cast two votes on each matter presented to the board of directors until the earlier to occur of such time as we cease to be a “controlled company” within the meaning of the NYSE corporate governance standards or such time as JLL ceases to hold, in the aggregate, at least 934,488 Common Interests in JGWPT Holdings, LLC and at least 20% of the aggregate number of Common Interests in JGWPT Holdings, LLC held on such date by members of JGWPT Holdings, LLC who were members of JGWPT Holdings, LLC (or its predecessor of the same name) on July 12, 2011;

•     authorize the issuance of “blank check” preferred stock without any need for action by stockholders;

•     eliminate the ability of stockholders to call special meetings of stockholders; and

•     establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, the documents governing certain of our debt agreements impose, and we anticipate documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. Under these documents, the occurrence of a change of control transaction could constitute an event of default permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

The foregoing factors, as well as the significant common stock ownership by JLL, could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.         Properties

Our principal executive offices are located at 201 King of Prussia Road, Suite 501, Radnor, Pennsylvania 19087-5148 and consist of approximately 62,000 square feet of leased office space. We consider our facilities to be adequate for our current operations.

Item 3.         Legal Proceedings

In the ordinary course of our business, we are party to various legal proceedings including but not limited to those brought by our current or former employees, customers and competitors, the outcome of which cannot be predicted with certainty. For example, a competitor has alleged that we have engaged in improper lead generation and customer acquisition practices, improper disclosure of information in connection with structured settlement payment transfer orders, violations of structured settlement payment transfer statutes and other similar claims. We believe that the allegations made against us in the claim are without merit and are vigorously defending against these allegations.

Other than as disclosed in this annual report below, we are not involved in any legal proceedings that are expected to have a material adverse effect on our business, results of operations or financial condition. To the knowledge of management, other than as disclosed in this annual report, no legal proceedings of a material nature involving us are pending or contemplated by any individuals, entities or governmental authorities.

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

Class Action Suits; Agreements with Attorneys General

In the late 1990s, we were served with complaints in Pennsylvania, California and New Jersey alleging that we engaged in fraud and unfair business practices and violated consumer protection laws and usury statutes, prior to the effective date of any structured settlement transfer statutes in these states. We filed pleadings denying liability or wrongdoing in connection with these allegations. We believe our defenses to the complaints were meritorious and that we would have prevailed in those proceedings. However, we and the representatives of the plaintiffs or potential class entered into two settlement agreements resolving those lawsuits.

In connection with one of the settlements, we placed one million dollars into escrow to satisfy those class members who were subject to a discount rate in excess of 25%. As of December 31, 2013, approximately $492,000 of the escrow remains and we believe that the escrowed amount will equal or exceed the amount of our liability to the members of the class. In connection with the settlements, we also modified certain provisions of our structured settlement agreement generally used by us to purchase structured settlements. The contract modifications do not restrict our ability to enter into future settlement purchase transactions.

At about the same time as the litigations described above, we and the Attorney General of the Commonwealth of Pennsylvania and the Attorney General of the State of New York entered into agreements where we agreed to refrain from enforcing certain provisions in already effective structured settlement payments purchase agreements, including provisions related to liquidated damages and attorneys’ fees and to limit our use of confession of judgment provisions. We also agreed to make certain changes in our settlement purchase agreements for future transactions. As part of the agreement with the Attorney General of the State of New York, New York residents who entered into settlement purchase transactions with us under terms that resulted in a discount rate (as defined in the agreement) greater than 25% are entitled to come forward and receive payments from us in the amount in excess of such amount. To date, no New York residents have come forward to demand such payment in connection with this agreement.

Fresno, California Litigation

In 2008 and 2009, the Fresno Superior Court issued a number of orders against us and other factoring companies, not only denying the petitions before them for court approval of structured settlement payment transfers pursuant to the California structured settlement transfer statute, but also raising and deciding other factual, procedural and legal issues not raised by any parties to the proceedings. The issues raised by the Court included the adequacy of the documents submitted by us; service and notice procedures in general; the independence of the claimants’ counsel from us; whether the structured settlement transfers at issue should be recharacterized as loans rather than sales (and thus subject to usury laws); the enforceability of assignment restrictions in the settlement annuity contracts or settlement agreements; and the validity of prior court orders approving transfers. We appealed, and in 2009, the Court of Appeal issued three published opinions reversing the challenged orders. In one of the opinions, the Court of Appeal held that a structured settlement payment transfer approved by a final court order cannot be attacked as void in the absence of direct and affirmative evidence of fraud, which the court determined had not been shown in the transaction at issue. In another opinion, the Court of Appeal held that in the absence of an objection by an interested person, an anti-assignment provision in a settlement annuity contract or settlement agreement does not bar the purchase of the structured settlement payments. In addition, the Court of Appeal held that the transfers were sales and not loans subject to the usury law. The Court of Appeal also ruled in favor of us on issues related to independent counsel. As the Court of Appeal ruled in favor of us, we believe that the litigation related to the Fresno Court orders is final.

California Proceedings

A purported class action lawsuit was filed against us in March 2009. Ceron v. 321 Henderson Receivables, L.P., et al., Case No. BC 409392. Raul Ceron, on behalf of himself and others, brought a purported class action against us in the Los Angeles County Superior Court in California. The purported class is defined as all persons who (i) sold structured settlement payment rights to us in a transaction approved by a California court pursuant to the California Structured Settlement Transfer Statute and (ii) were referred by us to a lawyer with respect to the sale of their structured settlement payment rights. The plaintiff claims that we referred him and other class members to particular lawyers to act as independent counsel and that the lawyers were not genuinely independent. He also alleged that we deducted the fees of such lawyers from the sale proceeds in violation of the California structured settlement transfer statute. The plaintiff sought a declaration that the prior court-approved transfers are void. In addition, the plaintiff sought unspecified general damages of $100 million, punitive damages and restitution. On March 29, 2010, the Superior Court sustained our demurrer to the complaint without leave to amend and entered a judgment of dismissal in favor of us. The plaintiff appealed. The Court of Appeal concluded the plaintiff could not recover any monetary damages, but permitted the plaintiff to seek injunctive relief as to any allegedly improper referrals or deduction of fees in the future. The time for any further appeal has expired with no further appeal having been taken. Because we neither refer California customers to attorneys nor deduct attorney fees from the proceeds of the sale, the plaintiff has elected not to pursue the case for injunctive relief. Plaintiff dismissed the lawsuit with prejudice in exchange for a nuisance value settlement of $5,000.

Illinois Proceedings

On March 12, 2011, a plaintiff filed a class action complaint against Settlement Funding, LLC d/b/a Peachtree Settlement Funding, in the Circuit Court of Cook County challenging four court-approved transfers of portions of her structured settlement payments to Peachtree Settlement Funding. The Court granted Peachtree Settlement Funding’s motion to compel individual arbitration, and the plaintiff filed an arbitration claim in September 2011 alleging, inter alia, that Peachtree Settlement Funding violated the Illinois Consumer Fraud Act.

The arbitration was subsequently stayed when the plaintiff’s counsel claimed he had become concerned about her mental competence. During the stay, a guardian was appointed over the plaintiff’s finances but not her person. Nonetheless, after the stay, the plaintiff introduced new allegations that she was incompetent to enter into the transactions with Peachtree Settlement Funding and/or the statute of limitations for her consumer fraud claims was tolled by her purported disability. The plaintiff has no contemporaneous diagnosis of mental incompetence from the time of the transfers and still no guardianship over her person.  The parties have negotiated a confidential settlement agreement resolving the arbitration on January 15, 2014, subject to the final court approval and certain other conditions.

The plaintiff also filed petitions to vacate the orders approving the four transfers before the Circuit Courts of Peoria County and Sangamon County. Both courts dismissed the plaintiff’s petitions to vacate as time-barred, and both ruled that the plaintiff failed to state a claim for tolling the statute of limitations on the basis of her purported disability. The plaintiff appealed both orders. The Appellate Court of Illinois, 4th District (acting through the 5th District due to case assignment) held that Illinois courts did not have authority to approve certain sales of structured settlement payments due to anti-assignment provisions in the settlement documents and concluded that the Sangamon County court orders were void ab initio due to a finding by the Appellate Court that Peachtree Settlement Funding’s counsel had not adequately disclosed the anti-assignment provisions to the court approving the plaintiff’s transfers. We believe that the Appellate Court erred in its decision on a number of points but the parties have agreed to resolve the matter in a confidential settlement agreement, subject to final court approval and certain other conditions.  This decision may still adversely impact other court-approved structured settlement payment sales previously approved in the state of Illinois and may adversely impact our ability to complete certain structural payment purchases in Illinois and perhaps in other states as well.

On October 24, 2011, a second plaintiff filed a demand for arbitration asserting largely the same claims against Peachtree Settlement Funding that the first plaintiff asserted with respect to twelve separate transfers made to Peachtree Settlement Funding in 2007, 2008 and 2009. The second plaintiff, however, included no allegations regarding his competence. The arbitration took place on October 17-19, 2012, and closing arguments took place January 18, 2013. On January 30, 2013, the arbitrator issued an award granting damages to the second plaintiff based on facts unique to the case, while agreeing with Peachtree Settlement Funding on most legal issues. Despite awarding the second plaintiff damages, the arbitrator did not disturb the transfer orders or grant any equitable relief. The parties subsequently entered into a confidential settlement agreement on April 19, 2013, pursuant to which all disputes between the second plaintiff and Peachtree Settlement Funding were resolved.

Additionally, on February 11, 2014 a purported class action was filed against us and several of our subsidiaries alleging violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The complaint alleges that our advertising materially misled consumers in Illinois into believing that they could sell their structured settlement payments notwithstanding anti-assignment language in the documents governing the structured settlement. On March 2, 2014, an amended complaint was filed setting out largely the same factual allegations but adding claims for common law fraud, breach of the implied contractual duty of good faith and fair dealing, and two counts for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act.  We deny the allegations made in the amended complaint and intend to vigorously defend our position.

Tax Receivable Agreement Complaint

On October 30, 2013, a complaint was filed in the Court of Chancery of the State of Delaware against JGWPT Holdings, LLC and certain of its current directors, who also are directors of ours, by two individuals who are former employees and current stockholders of J.G. Wentworth, Inc., an entity that owns approximately 0.0001% of JGW Holdco, LLC (which is one of the entities through which JLL holds its interest in JGWPT Holdings, LLC). The lawsuit seeks payment of amounts claimed to be owed under a tax receivable agreement entered into between J.G. Wentworth, Inc. and these individuals in connection with a 2007 private offering of securities of J.G. Wentworth, Inc. and also alleges breaches of contractual and fiduciary duties. JGWPT Holdings, LLC and the other relevant parties believe that the claims referenced in the complaint are entirely without merit and intend to vigorously defend the lawsuit.  On November 27, 2013, JGWPT Holdings, LLC and the other defendants moved to dismiss the complaint, and on December 11, 2013, filed their opening brief in support of the motion to dismiss.  As a result of the filing, the plaintiffs filed an amended complaint, which JGWPT Holdings, LLC and the other defendants moved to dismiss, and on March 10, 2014, JGWPT Holdings, LLC and the other defendants filed their brief in support of the motion to dismiss the amended complaint.

Consumer Lending Laws

From time to time, we or our subsidiaries have been named defendants in suits involving attempts to recharacterize the purchase of structured settlement payments as loans. Plaintiffs in these suits have asserted, among other things, that we and certain of our affiliates have engaged in deceptive loan practices in violation of state consumer credit statutes and state usury statutes or have otherwise failed to comply with certain statutory or regulatory requirements relating to consumer loan transactions. In some of these actions, the plaintiffs have also sought certification as a class and have requested relief including rescission of settlement contracts as well as monetary compensation. These suits were initiated in the structured settlement area before the Structured Settlement Model Act was developed and before states adopted transfer statutes modeled after the Model Act. We do not believe that we have any significant exposure in this area because all purchases since June 2000 have been made pursuant to a court order issued pursuant to a transfer statute. The litigation matters referenced above have been settled and any monetary obligations have been fully funded. In addition, we have complied with our other obligations by incorporating certain provisions into our purchase agreements.

It is possible that with our expansion into other areas, such as annuities and pre-settlement and other new asset classes, that we could come under attack by claiming that the purchase of those products should be recharacterized as loans. If a court of competent jurisdiction were to hold that any such transaction is subject to consumer lending laws, we will not have complied with all of the requirements of such statutes. Such failure could result in the rescission of the applicable purchase agreement and repayment to those sellers of amounts received by us or any of our subsidiaries, an annuity trust, the annuity seller, a seller or an issuer with respect to the affected product. In addition, violations of certain consumer lending laws could subject us as the owner of a recharacterized loan to damages and administrative enforcement.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Shares currently trade on the New York Stock Exchange under the symbol “JGW”. The following table sets forth, for the period indicated, the high and low sales prices per share of our Class A Shares as reported by the New York Stock Exchange from November 8, 2013, the first day of trading following our initial public offering, through our fiscal year end on December 31, 2013. The initial public offering price was $14.00 per Class A Share.

Fiscal 2013	Low	High

Fourth Quarter	$12.82	$17.46

Holders of Records

As of March 28, 2014, there were approximately 17 holders of record of our Class A Shares and 135 holders of record of our Class B Shares.

Item 6.         Selected Financial Data.

The selected financial data set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K is incorporated herein by reference.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” and the “Special Note Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K  for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $9.6 billion of undiscounted structured settlement payment streams and have completed 37 asset-backed securitizations totaling over $5.0 billion in discounted cash flow streams.

For each of the historical periods presented herein, revenues by our major products are described below.

•     Revenue generated from our structured settlement payment purchasing business was $402.1million, $416.0 million, and $248.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

•     Revenue generated from our annuity payment purchasing business was $11.2 million, $10.0 million and $6.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

•     Revenue generated from our lottery payment purchasing business was $34.3 million, $27.0 million, and ($8.0) million for the years ended December 31, 2013, 2012, and 2011, respectively.

•     Revenue from our pre-settlement funding business was $12.0 million, $14.0 million, and $7.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We purchase future payment streams from our customers for a single up-front cash payment. Such payment is based upon a discount rate that is negotiated with each of our customers. We fund our purchases of payment streams with  short and long-term non-recourse financing. We initially fund our purchase of structured settlement payments and annuities through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750 million at December 31, 2013. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment streams using a combination of other committed financing sources and our operating cash flow.

Because our purchase and financing of periodic payment streams is undertaken on a positive cash flow basis, we view our ability to purchase payment streams as key to our business model. Another key feature of our business model is our ability to aggregate payment streams from many individuals and from a well-diversified base of payment counterparties. We continuously monitor the efficiency of marketing expenses and the hiring and training of personnel engaged in the purchasing process.

On November 14, 2013, we consummated our IPO whereby 11,212,500 of our Class A Shares  were sold to the public (inclusive of  1,462,500 Class A Shares sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013).  The aggregate net proceeds received from our IPO were $141.3 million, after deducting underwriting discounts and offering expenses. We used the aggregate net proceeds to purchase 11,212,500 Common Interests of the newly formed JGWPT Holdings, LLC, representing 37.9% of the then outstanding Common Interests of JGWPT Holdings, LLC.  JGWPT Holdings, LLC used a portion of the net proceeds of our IPO to repay a portion of our senior secured term loan, with the remainder  used for general corporate purposes.

Results of Operations

	Years Ended December 31,
	2013	2012	2011

	(Dollars in thousands)
REVENUES

Interest income	$172,423	$177,748	$142,697
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	252,801	270,787	127,008
Gain (loss) on swap terminations, net	200	(2,326)	(11,728)
Servicing, broker, and other fees	5,276	9,303	7,425
Other	1,209	(856)	816
Realized loss on notes receivable, at fair value	(1,862)	-	-
Gain on extinguishment of debt, net	14,217	-	-
Realized and unrealized gains (losses) on marketable securities, net	15,299	12,741	(12,953)
Total Revenue	$459,563	$467,397	$253,265

EXPENSES

Advertising	$70,304	$73,307	$56,706
Interest expense	193,035	158,631	123,015
Compensation and benefits	42,595	43,584	34,635
General and administrative	20,179	14,613	12,934
Professional and consulting	18,820	15,874	14,589
Debt prepayment and termination	-	-	9,140
Debt issuance	8,930	9,124	6,230
Securitization debt maintenance	6,091	5,208	4,760
Provision for losses on finance receivables	5,695	3,805	727
Depreciation and amortization	5,703	6,385	3,908
Installment obligations expense (income), net	19,647	17,321	(9,778)
Loss on disposal/impairment of fixed assets	4,200	300	9
Total Expenses	$395,199	$348,152	$256,875
Income (loss) before income taxes	64,364	119,245	(3,610)
Provision (benefit) for income taxes	2,546	(227)	(345)
Net income (loss)	61,818	119,472	(3,265)
Less noncontrolling interest in earnings of affiliate	-	2,731	660
Net income (loss) attributable to J.G. Wentworth, LLC	61,818	$116,741	$(3,925)
Less net income attributable to non-controlling interests	67,395
Net loss attributable to JGWPT Holdings Inc.	$(5,577)

Comparison of Consolidated Results for the Years Ended December 31, 2013 and 2012

Revenues

Revenues for the year ended December 31, 2013 were $459.6 million, a decrease of $7.8 million, or 1.7%, from revenues of $467.4 million for the year ended December 31, 2012. The $7.8 million decrease was primarily attributable to an $18.0 million decrease in unrealized gains on VIE and other finance receivables, long term debt and derivatives, partially offset by a $14.2 million gain on extinguishment of debt, net. Interest income for the year ended December 31, 2013 was $172.4 million, a decrease of $5.3 million, or 3.0%, from $177.7 million for the year ended December 31, 2012, due to a reduction in interest income on finance receivables and pre-settlement funding transactions.

Unrealized gains on VIE and other finance receivables, long-term debt, and derivatives was $252.8 million for the year ended December 31, 2013, a decrease of $18.0 million from $270.8 million for the year ended December 31, 2012, due to the increasing interest rate environment (which impacts the fair value of our VIE and other finance receivables, long-term debt, and derivatives) that was partially offset by a 5.2% increase in total receivables purchased in the year ended December 31, 2013 over the prior year.

Realized and unrealized gain on marketable securities, net, was $15.3 million for the year ended December 31, 2013, an increase of $2.6 million from a $12.7 million gain for the year ended December 31, 2012.  This increase is primarily offset by a corresponding decrease in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable items on our consolidated balance sheet. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gain on marketable securities do not impact our net income.

In connection with our 2013-3 securitization, we repaid approximately $64.0 million of long term debt issued by a permanent financing VIE, and recorded a one-time gain on debt extinguishment of $22.1 million in the year ended December 31, 2013 that was reduced by a debt prepayment penalty and hedge breakage costs totaling $7.9 million in aggregate.  The $14.2 million net gain is reflected as gain on debt extinguishment, net in our consolidated statements of operations.

Operating Expenses

Total expenses for the year ended December 31, 2013 were $395.2 million, an increase of $47.0 million, or 13.5%, from $348.2 million for the year ended December 31, 2012.

Advertising expense, which consists of our marketing costs including direct mail, television, internet, and other related expenses, decreased 4.1% to $70.3 million for the year ended December 31, 2013, from $73.3 million for the year ended December 31, 2012, primarily due to the timing of our advertising initiatives.

Interest expense, which includes interest on our securitization debt, warehouse facilities and credit facility, increased 21.7% to $193.0 million for the year ended December 31, 2013, from $158.6 million for the year ended December 31, 2012, due primarily to the increase in the principal amount of  our term loan  in early 2013.

Compensation and benefits expense was largely unchanged at $42.6 million for the year ended December 31, 2013, compared to $43.6 million for the year ended December 31, 2012, due to employee severance cost offsetting cost savings associated with the downsizing of the Boynton Beach office.

 General and administrative costs increased $5.6 million to $20.2 million for the year ended December 31, 2013, from $14.6 million for the year ended December 31, 2012, and professional and consulting costs increased $2.9 million to $18.8 million for the year ended December 31, 2013 from $15.9 million for the year ended December 31, 2012. These increases are related to additional promotional expenses, outside legal fees associated with the term loan modification in December 2013 and litigation costs, and costs associated with the expansion of our office space, such as rent expense.

Provision for losses on finance receivables for the year ended December 31, 2013 was $5.7 million, an increase of $1.9 million, or 49.7%, from $3.8 million for the year ended December 31, 2012.  The increase is primarily attributable to increases in the provision for losses on pre-settlement funding transactions.

Loss on disposal/impairment of fixed assets for the year ended December 31, 2013 was $4.2 million, an increase of $3.9 million from the $0.3 million reported for the year ended December 31, 2012.  The increase is attributable to the $4.0 million loss associated with the impairment of fixed assets in the fourth quarter of 2013. During the latter part of the fourth quarter of 2013, we completed an evaluation of a project to develop a new software application to manage our structured settlement business and made a decision to discontinue the project. We determined the approximately $4.0 million of costs that had been capitalized in conjunction with the software development project were no longer recoverable and wrote them down to their fair value of zero.

Restructuring Expense

In April 2013, we announced our intention to restructure our Boynton Beach office. In connection with the announcement, we recorded a restructure charge of $3.6 million for, primarily, severance and related expenses. The $3.6 million charge for the year ended December31, 2013 was recorded in the following consolidated statement of operations line items: compensation and benefits, $2.9 million, and general and administrative, $0.7 million.

Income Before Taxes

For the year ended December 31, 2013, we earned income before taxes of $64.4 million, a decrease of $54.9 million, or 46.0%, from $119.2 million for the year ended December 31, 2012, primarily due to an increase in interest expense resulting from the increase in the principal amount of our term loan, an increase in general and administrative costs for the reasons noted above, and an increase in provision for losses on pre-settlement funding transactions.

Income Taxes

Until the time of our IPO in November 2013, we and the majority of our subsidiaries operated in the U.S. as non-income tax paying entities, and were treated as pass-through entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of our wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state income tax.  As non-income tax paying entities, the majority of our net income or loss is attributable to the members of Common Interests in JGWPT Holdings, LLC. In connection with our IPO, JGWPT Holdings Inc. was created to act as a holding company, holding an ownership interest in JGWPT Holdings, LLC, our partnership.  Following this structural change, we recorded an income tax provision/benefit relating to our share of JGWPT Holdings, LLC, and therefore the share of its earnings, held by the public. The increase in our tax provision from 2012 to 2013 relates primarily to additional income at our income tax paying subsidiaries during 2013 as well as a valuation allowance recorded against a portion of the Company’s deferred tax assets.

Net Income

Net income for the year ended December 31, 2013 was $61.8 million, a decrease of $57.6 million, or 48.3%, from $119.5 million for the year ended December 31, 2012, primarily due to an increase in interest expense primarily due to the increase in the principal amount of our term loan, an increase in general and administrative costs for the reasons noted above, a loss on disposal/impairment of fixed assets, and an increase in provision for losses on pre-settlement funding transactions.

Comparison of Consolidated Results for the Years Ended December 31, 2012 and 2011

Our results of operations for the year ended December 31, 2011 include the results of operations from our July 2011 merger with Orchard Acquisition Company, LLC and its subsidiaries, which we refer to as the Peachtree Merger, from July 12, 2011, which was the date of consummation of the merger. Our results of operations for the year ended December 31, 2012 include the results of operations from the Peachtree Merger for the full period.

Revenues

Revenues increased by $214.1 million, or 84.5%, to $467.4 million for the year ended December 31, 2012 from $253.3 million for the year ended December 31, 2011, due primarily to the Peachtree Merger and a lower interest rate environment. The average interest rate of our securitizations was 5.12% for the year ended December 31, 2011, versus 4.45% for the year ended December 31, 2012.

Unrealized gains on finance receivables, long-term debt, and derivatives was $270.8 million for the year ended December 31, 2012, an increase of $143.8 million, or 113.2%, from $127.0 million for the year ended December 31, 2011 due to the Peachtree Merger (approximately 56%), as well as funding volume increases (approximately 5%) and a lower interest rate environment (approximately 39%) which increased the net carrying value of our VIE and other finance receivables, long-term debt and derivatives at fair market value.

Interest income increased $35.1 million, or 24.6%, to $177.7 million for the year ended December 31, 2012, from $142.7 million for the year ended December 31, 2011, mainly as a result of increased accretion income on securitized assets from the Peachtree Merger as well as additional interest accretion from 2012 payment stream purchases. Servicing, broker, and other fees revenue increased 25.3% to $9.3 million for the year ended December 31, 2012, from $7.4 million for the year ended December 31, 2011, resulting mainly from the Peachtree Merger.

 Realized and unrealized gains on marketable securities, net, increased $25.7 million from a loss of $13.0 million for the year ended December 31, 2011, to a gain of $12.7 million for the year ended December 31, 2012. This increase was offset by a corresponding increase in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable items on our consolidated balance sheet. The marketable securities are owned by us, but are held to fully offset our installment obligation liability and therefore increases or decreases in marketable securities will have no impact on our net income.

Operating Expenses

Total expenses for the year ended December 31, 2012 were $348.2 million, an increase of $91.3 million, or 35.5%, from $256.9 million for the year ended December 31, 2011, due primarily to the Peachtree Merger, partially offset by decreases from synergies realized through the Peachtree Merger, such as reductions in compensation and general and administrative expense.

Advertising expenses, including direct mail, television, internet, radio, and other related expenses, increased 29.3% to $73.3 million for the year ended December 31, 2012, from $56.7 million for the year ended December 31, 2011, as a result of the Peachtree Merger as well as continued investment to increase awareness of our core product offerings.

Interest expense, which includes interest on our securitization debt, warehouse facilities, and credit facility, increased 29.0% to $158.6 million for the year ended December 31, 2012, from $123.0 million for the year ended December 31, 2011. This increase was driven by the additional securitizations and term loan debt acquired in the Peachtree Merger and an increase in our warehouse facility capacity during 2012, offset in part by decreases in rates on the securitizations completed during 2012.

Compensation and benefits increased 25.8% to $43.6 million for the year ended December 31, 2012, compared to $34.6 million for the year ended December 31, 2011, driven by increased costs related to retained employees from the Peachtree Merger, as well as an increase in costs to accommodate our growth and transaction volumes.

General and administrative costs increased $1.7 million, or 13.0%, to $14.6 million for the year ended December 31, 2012, from $12.9 million for the year ended December 31, 2011, and professional and consulting costs increased $1.3 million, or 8.8%, to $15.9 million for the year ended December 31, 2012, from $14.6 million for the year ended December 31, 2011, due primarily to the impact of a full year of the Peachtree Merger.

Installment obligations expense, net, increased $27.1 million to $17.3 million for the year ended December 31, 2012, from a gain of $9.8 million for the year ended December 31, 2011, offsetting the increase in realized and unrealized gains on marketable securities, net, which is included in revenues.

Income (Loss) Before Taxes

Income before taxes for the year ended December 31, 2012 was $119.2 million, compared to a loss of ($3.6) million for the year ended December 31, 2011. This includes the benefit of a lower interest rate environment and a full year of results of operations from the Peachtree Merger, as compared to the period from July 12, 2011 (the date of the consummation of the Peachtree Merger) to December 31, 2011.

Income Taxes

We and the majority of our subsidiaries operated in the U.S. as non-income tax paying entities, and were treated as pass-through entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of our wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state income tax. As non-income tax paying entities, the majority of our net income or loss is attributable to the members of JGWPT Holdings, LLC and included in the tax returns of its members.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2012 was $119.5 million, an increase of $122.8 million from a loss of ($3.3) million for the year ended December 31, 2011. The primary drivers were due to a lower interest rate environment impacting the value of our finance receivables as well as the results from the Peachtree Merger. See explanation under “Income (loss) before taxes” above.

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except for per share data)

Total revenue	$106,556	$103,138	$66,661	$183,208
Income (loss) before income taxes	(4,117)	(739)	(21,116)	90,336
Net income (loss)	(5,362)	(885)	(21,640)	89,705
Net income (loss) attributable to J.G. Wentworth, LLC	(5,362)	(885)	(21,640)	89,705
Net income (loss) attributable to non-controlling interests	67,395	-	-	-
Net income (loss) attributable to JGWPT Holdings Inc.	(5,577)	-	-	-

Net loss per Class A common stock of JGWPT Holdings Inc.
Basic	$(0.54)
Diluted	$(0.54)

	For the Year Ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except for per share data)

Total revenue	$126,202	$108,280	$97,083	$135,832
Net income before income taxes	38,733	20,958	20,208	39,346
Net income	38,607	21,227	20,436	39,202
Net income attributable to J.G. Wentworth, LLC	38,607	21,231	20,562	36,341

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2013, 2012, and 2011.

	For the Year Ended
	December 31,
	2013	2012	2011
	(In Thousands)
Net cash used in operating activities	$(312,763)	$(225,732)	$(296,754)
Net cash provided by (used in) investing activities	4,485	(4,317)	15,542
Net cash provided by financing activities	244,202	263,015	293,397
Net increase (decrease) in cash and cash equivalents	(64,076)	32,966	12,185
Cash and cash equivalents at beginning of period	103,137	70,171	57,986
Cash and cash equivalents at end of period	$39,061	$103,137	$70,171

Years Ended December 31, 2013 and 2012

Cash Flow from Operating Activities

Net cash used in operating activities was $312.8 million and $225.7 million for the years ended December 31, 2013 and 2012, respectively. This $87.0 million increase was primarily driven by a $56.4 million decrease in net income as a result of increasing interest rates and higher operating expenses, a $38.9 million reduction in the change in restricted cash and investments due to the timing of our securitizations in 2013, and a $20.9 million increase in the purchase of finance receivables. In addition, a $14.2 million gain on debt extinguishment was recognized when we repaid approximately $64.0 million of long term debt issued by a permanent financing VIE.

Cash Flow from Investment Activities

Net cash provided by investment activities was $4.5 million for the year ended December 31, 2013 compared to net cash used in investment activities of $4.3 million for the year ended December 31, 2012. This $8.8 million increase was driven by our collection during 2013 of the principal amount owed under a note receivable issued to an affiliate during the year ended December 31, 2012.

Cash Flow from Financing Activities

Net cash provided by financing activities was $244.2 million and $263.0 million for the years ended December 31, 2013 and 2012, respectively, representing a decrease of $18.8 million. During the year ended December 31, 2013, we entered into a new credit facility which generated net proceeds of $557.2 million. In connection with the entry into this new credit facility, we made a cash distribution of $459.6 million to Common Interestholders, we repaid $238.4 million under our existing debt obligations, and incurred $27.2 million of payments for debt issuance costs. In addition, the issuance of Class A Shares pursuant to our IPO in November 2013 generated net proceeds to us of $141.3 million, of which we used $123.0 million to repay a portion of our term loan and related fees.

Years Ended December 31, 2012 and 2011

Cash Flow from Operating Activities

Cash used in operating activities was $225.7 million for the year ended December 31, 2012, a decrease of $71.0 million from the $296.8 million of cash used in operating activities for the year ended December 31, 2011. The decrease in cash used in operating activities was driven primarily by a $122.7 million increase in net income due to a favorable interest rate environment and the Peachtree Merger, a $137.6 million increase in collections of finance receivables due to increasing portfolio balances and a $106.0 million increase in the change in restricted cash and investments driven by the timing of securitization financing. These factors were partially offset by a $143.8 million net increase in cash used in operating activities resulting from changes in unrealized gains/losses on finance receivables, long-term debt, and derivatives, an $87.7 million increase in purchases of finance receivables and a $64.8 million increase related to the accretion of interest income and interest expense.

Cash Flow from Investment Activities

Cash used in investing activities for the year ended December 31, 2012 was $4.3 million as compared to cash provided by investing activities of $15.5 million for the year ended December 31, 2011. The primary drivers for the difference between the periods was the $11.6 million in cash acquired from the Peachtree Merger in July 2011 and the $5.0 million note receivable from an affiliate executed in 2012.

Cash Flow from Financing Activities

Cash provided by financing activities for the year ended December 31, 2012 was $263.0 million, a decrease of $30.4 million from the $293.4 million in cash provided by financing activities for the year ended December 31, 2011. The decrease was primarily driven by an $84.2 million increase in net repayments on our revolving credit facility due to increased purchases of finance receivables, a $24.5 million increase in repayments under our term loan due to strong cash conversion, and a $17.4 million increase in distributions to non-controlling interest investors. These amounts were partially offset by a $95.1 million increase in long-term debt resulting from favorable interest rates and increased purchase volume.

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

We undertake non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in 2012, three securitizations in 2013 and have completed one securitization during the first quarter of

2014.  We intend, subject to market conditions, management discretion and other relevant factors, to continue to undertake approximately three securitizations per year in the future. The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. In 2013, approximately 90% of the counterparties to structured settlement payment streams that we purchased were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market. Since 1997, our securitization entities have undertaken over $5.1 billion in total issuance volume, representing $8.1 billion of payment streams over 37 securitizations.

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with PartnerRe with a capacity of $100 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of December 31, 2013, our permanent financing facility with PartnerRe had a capacity of $50 million. In March of 2014, we amended this facility to, among other things,  add an additional $50 million of financing capacity.

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

Recently, we have also been purchasing lottery payment streams utilizing our own balance sheet and we have structured two of our guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently securitize together with structured settlement and annuity payment streams. Lottery payment streams were included in our three securitizations during 2013 and in our first securitization in 2014.  We intend to continue to securitize lottery payment streams in the future. We believe that our ability to securitize lottery payment streams has the potential to assist us to achieve an industry-leading cost of capital and to drive our future growth in this asset class.

Pre-Settlement Funding

We finance our pre-settlement funding through a revolving credit facility with Capital One Bank. This $35.0 million facility, which was amended in October 2013, is structured with a revolving period that ends in December 2014 and a subsequent 24 month amortization period. The advance rate applicable to pre-settlement funding financed through the facility is 84%. Due to the shorter duration of pre-settlement funding, we do not require a facility with as large a capacity as for the other asset types above, as the pre-settlement funding transactions revolve more frequently. Positive cash flow is typically generated from the difference between the amount of proceeds we receive on settlement and the amount funded to the plaintiff.

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

Term Loan

We have a widely syndicated (i) senior secured term loan, held by our wholly-owned subsidiary Orchard Acquisition Company LLC, which required quarterly principal payments equal to 0.25% of the original term loan balance of $575 million and matures in February 2019, and (ii) a $20 million revolving commitment that matures in August 2017. On December 6, 2013, we repaid $123.0 million of our senior secured term loan with proceeds from our IPO, reducing the outstanding amount of our senior secured loan to $449.5 million immediately after repayment. In connection with the repayment, we amended the terms governing the loan to reduce the applicable margin from 6.5% to 5.0% for Base Rate Loans and from 7.5% to 6.0% for Eurodollar Loans and reduce the interest rate floor from 2.5% to 2.0% for Base Rate Loans and from 1.5% to 1.0% for Eurodollar Loans. No changes were made to the financial covenants contained in the credit agreement and as a result of the repayment, no further principal payments are required to be made on the senior secured term loan until its maturity in February 2019. The revolving commitment has the same interest rate terms as the senior secured term loan.

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

Initial Public Offering

On November 14, 2013, we consummated our IPO, in which we sold 11,212,500 of our Class A Shares to the public (including 1,462,500 Class A Shares sold pursuant to the full exercise of an overallotment option granted to the underwriters that was consummated on December 11, 2013). The aggregate net proceeds received from the offering were $141.4 million. We used $123 million of the net proceeds to repay a portion of our term loan, with the remainder used for general corporate purposes.

Other Financing

We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Long-Term Liquidity Needs

Our most significant needs for liquidity beyond the next 12 months are the repayment of the principal amount of our outstanding senior secured term loan as well as the repayment of our residual financing facility. We used a portion of the net proceeds of the IPO to repay a portion of our senior secured term loan. We expect to meet our remaining long-term liquidity needs through excess cash flow generated through our securitization program. However, there can be no assurances that we will be able to continue to securitize our payment streams at favorable rates or obtain financing through borrowing or other means.

As a consequence of the initial sales and any future exchanges of JGWPT Common Interests for our Class A Shares or Class C Shares, we may increase our share of the tax basis of the assets then owned by JGWPT Holdings, LLC. Any such increase in tax basis is anticipated to allow us the ability to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, pursuant to our tax receivable agreement with all Common Interestholders who hold in excess of approximately 1% of the JGWPT Common Interests as of immediately prior to our IPO, to pay to such Common Interestholders, 85% of the amount of income tax we save for each tax period as a result of the tax benefits generated from the initial sales and any subsequent exchange of JGWPT Common Interests for our Class A Shares or Class C Shares and from the use of certain tax attributes. We expect to fund these long-term requirements under the tax receivable agreement with tax distributions received from JGWPT Holdings, LLC and, if necessary, loans from JGWPT Holdings, LLC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments (excluding interest rate swaps which are discussed in “Derivatives and Other Hedging Instruments”) as of December 31, 2013, and the future periods in which such obligations are expected to be settled in cash. The table also reflects the timing of principal and interest payments on outstanding debt based on scheduled and/or expected repayment dates and the interest rates in effect as of December 31, 2013. Additional details regarding these obligations are provided in the notes to the consolidated financial statements as referenced in the table:

	Total	2014	2015	2016	2017	2018	Thereafter

	(Dollars in Thousands)
Operating leases (a)	$15,959	$1,910	$1,748	$1,766	$1,727	$1,770	$7,038
Revolving credit facilities & other similar borrowings	41,274	16,985	7,535	10,985	-	5,769	-
Related interest & fees (c)	23,435	7,266	6,412	5,210	3,111	1,436	-
Long-term debt (a) (c)	159,544	14,846	15,022	18,232	12,785	45,038	53,621
Related interest & fees	52,143	9,370	8,745	7,528	6,518	4,684	15,298
Long-term debt issued by securitization and permanent financing trusts (a) (c)	3,320,429	280,125	277,743	257,005	244,906	225,098	2,035,552
Related interest & fees	1,409,360	145,831	136,515	128,842	120,903	111,782	765,487
Term Loan (a) (b)	449,500	-	-	-	-	-	449,500
Related interest & fees	163,006	31,902	31,902	31,989	31,902	31,902	3,409
Installment obligation payable (a)	121,954	15,850	14,795	16,865	14,186	11,672	48,586
	$5,756,604	$524,085	$500,417	$478,422	$436,038	$439,151	$3,378,491

(a)	Included in the Consolidated Financial Statements.
(b)

In February 2013, the term loan payable assumed in connection with the Peachtree Merger was refinanced with a new senior secured credit facility consisting of a $425 million term loan and a $20 million revolving commitment maturing in February 2019 and August 2017, respectively. In May 2013, the senior secured credit facility was amended to provide for an additional term loan of $150 million on the same terms as the existing term loan. In December 2013, the senior secured facility was amended to reduce the applicable margin and the interest rate on the base loan and we repaid $123,000 on the new term loan. No principal payments are due on the term loan until the date of maturity.Total outstanding borrowings under the new senior secured credit facility was $449.5 million as of December 31, 2013.

(c)	Certain of our contractual obligations and commitments are funded through cash flows from certain VIE finance receivables included in our Consolidated Balance Sheet.

Critical Accounting Policies

The notes to our consolidated financial statements include disclosure of our significant accounting policies and estimates. In establishing these policies within the framework of U.S. GAAP, management must make certain assessments, estimates, and choices that will result in the application of these principals in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical. These critical policies, which are presented in detail in the notes to our consolidated financial statements, relate to the policies below.

Revenue Recognition

Servicing, broker, and other fees in the consolidated statements of operations primarily include broker fees and subservicing fees earned from servicing life settlement contracts.  Broker fee income is recognized when the contract between the purchasing counterparty and the seller is closed for the sale of lottery winnings receivables.

Debt Issuance Costs

Debt issuance costs related to liabilities for which we have elected the fair value option are expensed when incurred. Debt issuance costs related to liabilities for which we have not elected the fair value option are capitalized and amortized over the expected term of the borrowing or debt issuance. Capitalized amounts are included in other assets in our consolidated balance sheets and amortization of such costs is included in interest expense in the consolidated statements of operations over the life of the debt facility.

Share-Based Compensation

We apply ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 requires that the compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, be included in the Company’s consolidated statements of operations.  The Company has determined that these share-based payment transactions represent equity awards under ASC 718 and therefore measures the cost of employee services received in exchange for share based compensation on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award.  For all grants of stock options, the fair value at the grant date is calculated using option pricing models based on the value of the issuing entities shares at the award date.  Share-based compensation is included in compensation and benefits expense within the Company’s consolidated statements of operations.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. These three levels of fair value hierarchy are defined as follows:

•                  Level 1 – inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

•                  Level 2 – inputs to the valuation methodology include quoted prices in markets that are not active or quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                  Level 3 – inputs to the valuation methodology are unobservable, reflecting the entity’s own assumptions about assumptions market participants would use in pricing the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Fair value is a market based measure considered from the perspective of a market participant who holds the asset or owes the liabilities rather than an entity specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the assets or liabilities at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We also evaluates various factors to determine whether certain transactions are orderly and may make adjustments to transactions or quoted prices when the volume and level of activity for an asset or liability have decreased significantly.

The above conditions could cause certain assets and liabilities to be reclassified from Level 1 to Level 2/Level 3 or Level 2 to Level 3.  The inputs or methodology used for valuing the assets or liabilities are not necessarily an indication of the risk associated with the assets and liabilities.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the us, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) when we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, the ability to unilaterally cause the holder to return specific assets or through an agreement that permits the transferee to require the transferor to repurchase the transferred financial assets that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them.  Transfers that do not meet the criteria to be accounted for as sales are accounted for as secured borrowings.

The amendments to ASC 860, Transfers and Servicing (“ASC 860”), eliminated the concept of a qualified special purpose entity, changed the requirements for derecognizing financial assets, and required additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets.

Gains or Losses on Sales of Receivables

Gains or losses on transfers of receivables accounted for as sales are recognized based on the difference between the financial consideration received from the sale and the allocable portions of the carrying values of the receivables sold.

VIE and Other Finance Receivables, at fair market value

We acquire receivables associated with structured settlement payments from individuals in exchange for cash (purchase price).  These receivables are carried at fair value. Unearned income is determined as the amount the fair value exceeds the cost basis of the receivables. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlements. Changes in fair value are recorded in unrealized gains on finance receivables, long-term debt and derivatives in our consolidated statements of operations.

We, through our subsidiaries, sells finance receivables to Special Purpose Entities (“SPE”), as defined in ASC 860. An SPE issues notes secured by undivided interests in the receivables. Payments due on these notes generally correspond to receipts from the receivables in terms of the timing of payments due. We retain a retained interest in the SPEs and are deemed to have control over these SPEs due to its servicing or subservicing role and therefore consolidate these SPEs.

Allowances for Losses on Receivables

On an ongoing basis we review the ability to collect all amounts owed on VIE and other finance receivables carried at amortized cost.

We reduce the carrying value of finance receivables by the amount of projected losses. Our determination of the adequacy of the projected losses is based upon an evaluation of the finance receivables collateral, the financial strength of the related insurance company that issued the structured settlement, current economic conditions, historical loss experience, known and inherent risks in the portfolios and other relevant factors. We will charge-off the defaulted payment balances at the time it determines them to be uncollectible. Because the projected losses are dependent on general and other economic conditions beyond our control, it is reasonably possible that the losses projected could differ materially from the currently reported amount in the near term.

We suspend recognizing income on receivables when it is probable that we will be unable to collect all payments according to the contractual terms of the underlying agreements.  We consider all information available in assessing collectability.  Collectability is measured on a receivable-by-receivable basis by either the present value of estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent.  Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability.

Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest and fee income.  Additionally, the Company generally does not resume recognition of interest income on receivables once it has been suspended.

Notes Receivable, at fair market value

Notes receivable represent fixed rate obligations of a third party collateralized by retained interests from certain securitizations sponsored by us. Under the agreements, the obligor has the right to redeem the notes at fair value. The notes receivable are treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC Topic 320, “Investments – Debt and Equity Securities.” Unrealized gains on notes receivable arising during the period are reflected within accumulated other comprehensive gain (loss) in our consolidated statements of comprehensive income (loss) and consolidated statements of changes in stockholders’ equity/member’s capital. The notes receivable are analyzed annually for other than temporary impairment.

Intangible Assets and Goodwill

Identifiable intangible assets, which consist primarily of our database and non-compete agreements, are amortized over their estimated useful lives of ten and three years, respectively.  Customer relationships are amortized over useful lives of three to fifteen years.  Domain names are amortized over their estimated useful lives of ten years.  As of December 31, 2013, the weighted average remaining useful lives of the database, non-compete agreements, customer relationships and domain names are five, one, six, and nine years, respectively.  In addition, such identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable.  An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value.  Intangible assets deemed to have indefinite useful lives, which in our case includes a trade name, are not amortized and are subject to annual impairment tests.  Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value.  No impairment was recognized for the intangible assets for the years ended December 31, 2013, 2012 and 2011.

Goodwill results from the excess of the purchase price over the fair value of the net assets of an acquired business.  Goodwill has an indefinite useful life and is subject to annual impairment tests whereby impairment is recognized if the estimated fair value of the Company is less than its net book value.  Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount.  No impairment was recognized for goodwill for the years ended December 31, 2013, 2012 and 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our statement of operations. As of December 31, 2013, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points  are as follows:

		Impact as of	Impact as of
		December 31, 2013	December 31, 2013
	Balance as of	of a 100bp increase in	of a 100bp decrease in
	December 31, 2013	interest rates	interest rates
	(Dollars in Thousands)
Securitized receivables, at fair market value	$3,536,992	$(207,213)	$230,657
Company retained interests in finance receivables at fair market value	244,549	(35,956)	46,909 7,855
Unsecured finance receivables, at fair market value	89,108	(6,786)	-

VIE and other finance receivables, at fair market value	3,870,649	(249,955)	285,421
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,431,283	173,710	(196,559)
VIE derivative liabilities, at fair market value	70,296	29,341	(29,317)
Net Impact	N/A	(46,904)	59,545

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during 2013, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the year ended December 31, 2013 would have been reduced by approximately $13 million. If instead this increase of 1% in financing costs were to have only affected our

December payment stream purchases our income for the year ended December 31, 2013 would have been reduced by approximately $3.3 million.

Derivative and Other Hedging Instruments

Note 18 in the Notes to Consolidated Financial Statements set forth under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

JGWPT Holdings Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

JGWPT Holdings Inc.

We have audited the accompanying consolidated balance sheets of JGWPT Holdings Inc. as of December 31, 2013 and the consolidated balance sheets of J.G.Wentworth, LLC and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity/member’s capital, and cash flows of JGWPT Holdings Inc. (prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JGWPT Holdings Inc. at December 31, 2013 and the consolidated financial position of J.G. Wentworth, LLC and Subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows of JGWPT Holdings Inc. (prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries) for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

March 31, 2014

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
	(Dollars in thousands, except share data)

ASSETS
Cash and cash equivalents	$39,061	$103,137
Restricted cash and investments	109,338	112,878
VIE finance receivables, at fair market value (1)	3,818,704	3,586,465
Other finance receivables, at fair market value	51,945	28,723
VIE finance receivables, net of allowances for losses of $6,443 and $3,717, respectively (1)	117,826	128,737
Other finance receivables, net of allowances for losses of $1,899 and $933, respectively	15,166	21,616
Notes receivable, at fair market value (1)	5,610	8,074
Note receivable, due from affiliate	-	5,243
Other receivables, net of allowances for losses of $243 and $276, respectively	13,529	13,146
Fixed assets, net of accumulated depreciation of $4,544 and $3,128 respectively	3,112	6,321
Intangible assets, net of accumulated depreciation of $17,781 and $14,257 respectively	47,878	51,277
Goodwill	84,993	84,993
Marketable securities	121,954	131,114
Deferred tax assets	1,830	2,455
Other assets	41,151	14,418
Total Assets	$4,472,097	$4,298,597

LIABILITIES AND STOCKHOLDERS’ EQUITY/MEMBER’S CAPITAL
Accounts payable	$3,903	$8,630
Accrued expenses	21,181	12,440
Accrued Interest	14,485	11,687
VIE derivative liabilities, at fair market value	70,296	121,498
VIE borrowings under revolving credit facilities and other similar borrowings	41,274	27,380
VIE long-term debt	150,802	162,799
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,431,283	3,229,591
Term loan payable	434,184	142,441
Other liabilities	7,646	8,199
Deferred tax liabilities	1,707	-
Installment obligations payable	121,954	131,114
Total Liabilities	$4,298,715	$3,855,779
Member’s capital	-	442,818
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 11,220,358 issued as of December 31, 2013, 11,216,429 outstanding as of December 31, 2013.	-	-
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 14,001,583 issued as of December 31, 2013, 13,984,065 outstanding as of December 31, 2013.	-	-
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of December 31, 2013.	-	-
Additional paid-in-capital	70,236	-
Accumulated deficit	(5,577)	-
Accumulated other comprehensive income	612	-
Total stockholders’ equity/members’ capital, JGWPT Holdings, Inc.	65,271	442,818
Non-controlling interests	108,111	-
Total stockholders’ equity/member’s capital	173,382	442,818
Total Liabilities and Stockholders’ Equity/Member’s Capital	$4,472,097	$4,298,597

(1) Pledged as collateral to credit and long-term debt facilities

The accompanying notes are an integral part of these consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
REVENUES

Interest income	$172,423	$177,748	$142,697
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	252,801	270,787	127,008
Gain (loss) on swap terminations, net	200	(2,326)	(11,728)
Servicing, broker, and other fees	5,276	9,303	7,425
Other	1,209	(856)	816
Realized loss on notes receivable, at fair value	(1,862)	-	-
Gain on extinguishment of debt, net	14,217	-	-
Realized and unrealized gains (losses) on marketable securities, net	15,299	12,741	(12,953)
Total Revenue	$459,563	$467,397	$253,265

EXPENSES

Advertising	$70,304	$73,307	$56,706
Interest expense	193,035	158,631	123,015
Compensation and benefits	42,595	43,584	34,635
General and administrative	20,179	14,613	12,934
Professional and consulting	18,820	15,874	14,589
Debt prepayment and termination	-	-	9,140
Debt issuance	8,930	9,124	6,230
Securitization debt maintenance	6,091	5,208	4,760
Provision for losses on finance receivables	5,695	3,805	727
Depreciation and amortization	5,703	6,385	3,908
Installment obligations expense (income), net	19,647	17,321	(9,778)
Loss on disposal/impairment of fixed assets	4,200	300	9
Total Expenses	$395,199	$348,152	$256,875
Income (loss) before income taxes	64,364	119,245	(3,610)
Provision (benefit) for income taxes	2,546	(227)	(345)
Net income (loss)	61,818	119,472	(3,265)
Less noncontrolling interest in earnings of affiliate	-	2,731	660
Net income (loss) attributable to J.G. Wentworth, LLC	61,818	$116,741	$(3,925)
Less net income attributable to non-controlling interests	67,395
Net loss attributable to JGWPT Holdings Inc.	$(5,577)

	November 14,
	2013 through
	December 31,
	2013
Weighted average shares of Class A common stock outstanding:
Basic	10,395,574
Diluted	10,395,574

Net loss per share attributable to stockholders of Class A common stock of JGWPT Holdings Inc.
Basic	$(0.54)
Diluted	$(0.54)

The accompanying notes are an integral part of these consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31, 2013
	2013	2012	2011
	(Dollars in thousands)
Net income (loss)	$61,818	$119,472	$(3,265)
Other comprehensive gain:
Unrealized gains on notes receivable arising during the year	29	1	3
Reclassification adjustments for loss recognized in net income	1,862	-	-
Total other comprehensive gain	1,891	1	3
Total comprehensive income (loss)	63,709	119,473	(3,262)

Less: comprehensive income allocated to non-controlling interest in earnings of affiliate	-	2,731	660

Less: comprehensive income allocated to non-controlling interests	69,275	-	-

Comprehensive income (loss) attributable to JGWPT Holdings Inc.	$(5,566)	$116,742	$(3,922)

The accompanying notes are an integral part of these  consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Consolidated Statement of Changes in Stockholders’ Equity/Member’s Capital

							Common Stock- Class A		Common Stock- Class B
	Member’s Capital	Accumulated Other Comprehensive Income	Non- controlling Interest in Affiliate	Non-controlling Interest	Accumulated deficit	Additional Paid-In- Capital	Shares	Dollars	Shares	Dollars	Total Stockholders’ / Member’s Equity
Balance as of December 31, 2010	$193,733	$(281)	$-	$-	$-	$-		$-		$-	$193,452
Net loss	(3,925)		660								(3,265)
Repurchase of preferred interests	(30)										(30)
Share-based compensation	2,388										2,388
Unrealized gains on notes receivable arising during the period		3									3
Capital issued related to acquisition of Orchard Acquisition Company, LLC and subsidiaries	133,300		20,745								154,045
Acquisition of non-controlling interest	(465)		465
Non-controlling interest investors’ withdrawals and contributions, net		-	(3,610)	-	-	-					(3,610)
Balance as of December 31, 2011	325,001	(278)	18,260	-	-	-					342,983
Net loss	116,741		2,731								119,472
Share-based compensation	2,393										2,393
Redemption of share-based awards	(300)										(300)
Capital distributions	(740)										(740)
Unrealized gains on notes receivable arising during the period	-	1									1
Non-controlling interest investors’ withdrawals and contributions, net	-	-	(20,991)	-		-					(20,991)
Balance as of December 31, 2012	443,095	(277)	-	-	-	-					442,818
Capital distributions	(475,877)										(475,877)
Amounts reclassified from accumulated other comprehensive income		1,862									1,862
Net income	75,368										75,368
Share-based compensation	1,168		-	-	-	-					1,168
Balance prior to November 14, 2013	43,754	1,585	-	-	-	-					45,339
Effect of Reorganization on member’s capital	(43,754)		-	43,754	-	-					-
Issuance of Class A Shares in initial public offering, net of issuance cost	-	(984)		60,152		62,814	9,757,858		14,001,583		121,982
Balance as of November 14, 2013	-	601	-	103,906	-	62,814	9,757,858	-	14,001,583	-	167,321
Issuance of additional shares in connection with exercise of over-allotment		-	-	11,984	-	7,314	1,462,500	-	-		19,298
Net income (loss)	-	-	-	(7,973)	(5,577)	-	-	-	-		(13,550)
Share-based compensation	-	-	-	176	-	108	(3,929)	-	(17,518)		284
Unrealized gains on notes receivable arising during the period	-	11	-	18	-	-				-	29
Balance as of December 31, 2013	$-	$612	$-	$108,111	$(5,577)	$70,236	11,216,429	$-	$13,984,065	$-	$173,382

The accompanying notes are an integral part of these  consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$61,818	$119,472	$(3,265)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Loss on disposal/impairment of fixed assets	4,200	300	9
Provision for losses on finance and other receivables	5,695	3,805	852
Depreciation	2,179	1,644	1,023
Amortization of finance receivables acquisition costs	11	15	3
Amortization of intangibles	3,524	4,741	2,885
Amortization of debt issuance costs	5,740	1,444	1,486
Write-off of debt issuance costs	-	-	65
Change in unrealized gains/losses on finance receivables	(164,786)	(484,469)	(270,101)
Change in unrealized gains/losses on long-term debt	(36,858)	222,634	100,952
Change in unrealized gains/losses on derivatives	(51,157)	(8,952)	42,141
Net proceeds from sale of finance receivables	473	10,188	10,097
Loss on notes receivable at fair market value	1,862	-	-
Purchases of finance receivables	(410,121)	(389,205)	(301,543)
Collection on finance receivables	482,928	464,605	326,962
Gain on sale of finance receivables	(20)	(957)	(1,844)
Recoveries of finance receivables	16	652	6
Accretion of interest income	(171,926)	(176,810)	(141,351)
Accretion of interest expense	(42,393)	(34,863)	(5,488)
Gain on debt extinguishment	(22,109)	-	-
Share-based compensation expense	1,452	2,393	1,827
Change in marketable securities, net	(15,299)	(12,741)	12,953
Installment obligations (income) expense, net	19,647	17,321	(9,778)
Change in fair value of life settlement contracts	33	1,522	1,091
Premiums and other costs paid, and proceeds from sale of life settlement contracts	(200)	2,968	(193)
Deferred income taxes	2,332	(19)	(599)
Increase (decrease) in operating assets:
Restricted cash and investments	3,540	42,483	(63,518)
Other assets	(723)	(1,994)	3,095
Other receivables	375	(2,072)	2,144
Increase (decrease) in operating liabilities:
Accounts payable	(4,727)	4,216	(4,627)
Accrued expenses	8,741	(9,246)	(391)
Accrued interest	2,798	685	(901)
Other liabilities	192	(5,492)	(746)
Net cash used in operating activities	$(312,763)	$(225,732)	$(296,754)

The accompanying notes are an integral part of these  consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from investing activities:
Purchase of intangible assets	$(125)	$(1,460)	$-
Receipts from notes receivable	2,493	4,692	5,937
(Issuance of) collections on notes receivable from affiliate	5,243	(5,000)	-
Purchase of fixed assets, net of sales proceeds	(3,126)	(2,549)	(1,982)
Cash acquired on acquisition of Orchard Acquisition Company	-	-	11,587
Net cash provided by (used in) investing activities	$4,485	$(4,317)	$15,542
Cash flows from financing activities:
Distributions of member’s capital	(459,612)	-	-
Proceeds from Initial Public Offering, net	141,280	-	-
Repurchase of preferred interests	-	-	(30)
Issuance of VIE long-term debt	624,252	623,931	528,861
Payments for debt issuance costs	(33,518)	(6,297)	(4,370)
Payments on lease obligations	(745)	(990)	(597)
Repayment of long-term debt and derivatives	(330,551)	(248,555)	(251,779)
Gross proceeds from revolving credit facility	369,195	349,661	271,206
Repayments of revolving credit facilities	(355,333)	(403,929)	(241,313)
Issuance of installment obligations payable	2,782	-	500
Purchase of marketable securities	(2,782)	-	(500)
Repayments of installment obligations payable	(31,589)	(42,520)	(8,854)
Proceeds from sale of marketable securities	31,589	42,520	8,854
Repayments under term loan	(267,941)	(29,515)	(4,970)
Net proceeds from new term loan	557,175	-	-
Redemption of share based awards	-	(300)	-
Non-controlling interest investors’ distribution, net	-	(20,991)	(3,611)
Net cash provided by financing activities	$244,202	$263,015	$293,397
Net (decrease) increase in cash	(64,076)	32,966	12,185
Cash and cash equivalents at beginning of the period	103,137	70,171	57,986
Cash and cash equivalents at the end of the period	$39,061	$103,137	$70,171

Supplemental disclosure of cash flow information:
Cash paid for interest	$228,683	$176,243	$115,308
Capital distributions	$459,612	$740	$-
Supplemental disclosure of noncash items:
Non-cash asset distribution of members’ capital	$16,265	$-	$-
Issuance of note receivable from sale of finance receivables held for sale	$-	$606	$906

The accompanying notes are an integral part of these  consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

1. Background and Basis of Presentation

Organization and Description of Business Activities

JGWPT Holdings Inc. (the “Company”) was incorporated as a Delaware corporation on June 21, 2013.  The Company operates through its managing membership interest in JGWPT Holdings, LLC (“Holdings LLC”), the Company’s sole operating asset.  Holdings LLC, is a minority-owned, controlled and consolidated subsidiary of the Company.  Holdings LLC’s sole asset is its membership interest in J.G. Wentworth, LLC.

Prior to the completion of the Company’s reorganization and initial public offering (“IPO”) on November 14, 2013 which is described in Note 2, Holdings LLC was primarily owned by its members, JLL JGW Distribution, LLC, a Delaware limited liability company, and J.G. Wentworth, Inc.

As used in these notes, the term “Company” refers: (i) following the consummation of the above-referenced IPO and related concurrent transactions on November 14, 2013, collectively, to JGWPT Holdings Inc. and, unless otherwise stated, all of its subsidiaries, and (ii) prior to the completion of the above-referenced IPO and related concurrent transactions on November 14, 2013, collectively, to J.G. Wentworth, LLC and, unless otherwise stated, all of its subsidiaries.

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

A summary of some of the major products offered is included below.

Structured Settlements and Annuities

A structured settlement refers to the settlement of a personal injury claim with a series of future installment payments to an individual claimant. Annuities refer to financial instruments representing a series of future fixed installment payments. In many instances, individuals wish to monetize some or all of their future structured settlement and annuity payments in exchange for an immediate lump sum. With respect to settlements, this is accomplished through a court proceeding whereby the seller and buyer seek the court’s approval of the transaction. Upon issuance of a court order approving the sale and ordering the settlement obligor to make the structured settlement payments to the Company, the Company effectuates the purchase of the structured settlement. The negotiated purchase price for the structured settlement payments represents the present value of the future payments purchased. Structured settlement payments purchased by the Company are generally comprised of either guaranteed or life-contingent payments (“LCSS”). Guaranteed payments are contractually assured payments by the underlying insurance company to the Company for a specific period of time as determined by the settlement terms of each court order. LCSS are payments to the Company that are limited over time to the extent the claimant is alive.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Pre-Settlement Funding

The Company provides funding to litigants in exchange for a collateral assignment of a portion of the proceeds of pending litigation typically before a matter has been settled or otherwise resolved. The Company earns fees for such transactions based on the amount of the funding and the time to recovery of the proceeds.

Lottery Winnings

The purchase of annuitized lottery winnings is substantially similar to the purchase of structured settlement payments. The Company also brokers lottery winnings for which it earns brokers’ fees for facilitating sales of lottery prize payments to third party investors.

Attorney Cost Financing

The Company makes loans to certain law firms to finance certain litigation costs in pending personal injury cases. The Company establishes a revolving line of credit with these law firms and takes an assignment of the law firm’s contingency fee interest in their pending personal injury cases. The Company earns fees for such advances based on the amount of time the advance amount remains outstanding. The Company suspended making such loans effective January 1, 2012.

Life Settlement Contracts

The Company provides liquidity to persons or entities that own life insurance policies by facilitating the sale of their policies to affiliates or third-party investors. In addition, the Company performs subservicing functions related to mortality tracking, monthly reporting, payment of premiums, and collection and distribution of insurance proceeds. The Company suspended facilitating the sale of life insurance policies and performing subservicing functions during the year ended December 31, 2013.  For the years ended December 31, 2013, 2012 and 2011, the Company earned $0.9 million, $1.8 million and $1.3 million, respectively, for subservicing fees from these affiliates. The Company also owns certain life settlement contracts (Note 8).

Installment Sale Transaction Structure

Through its self-developed installment sale transaction structure (the “Structure”), the Company conducts certain transactions that are intended to qualify for installment sale treatment under the Internal Revenue Code (such as the sale of lottery winnings). In the case of lottery winnings, the Company’s internal purchasing personnel market the Structure under the name Asset Advantage ®.  Assets involved in these transactions are acquired from lottery winners by Delaware statutory trusts and the proceeds from the monetization of these assets are invested in marketable securities in a manner that is intended to fully defease any and all market risk under the related installment obligations. The trusts issue installment obligations to the transferors of the assets. The Company earns initial origination-related income and other ongoing fees in connection with these transactions which are reflected in servicing, broker, and other fees in the Company’s consolidated statements of operations.

2. Business Changes and Developments

Initial Public Offering & Reorganization

On November 14, 2013, the Company consummated an IPO whereby 11,212,500 Class A shares of common stock were sold to the public for net proceeds of $141.3 million, after payment of underwriting discounts and offering expenses. The 11,212,500 shares sold were inclusive of 1,462,500 Class A shares sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013. The net proceeds from the IPO were used to purchase 11,212,500 newly issued common interests directly from Holdings LLC representing 37.9% of the then outstanding membership interests of Holdings LLC. Concurrent with the consummation of the Company’s IPO, the Company amended and restated its certificate of incorporation to provide for, among other things, the issuance of Class A, Class B and Class C shares of common stock. Also

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

concurrent with the consummation of the Company’s IPO, Holdings LLC merged with and into a newly formed subsidiary of the Company and the surviving, newly formed subsidiary changed its name to JGWPT Holdings, LLC.

Pursuant to this merger, the operating agreement of Holdings LLC was amended and restated such that, among other things, (i) the Company became the sole managing member of Holdings LLC, (ii) Holdings LLC common interests became exchangeable for one share of Class A common stock, or in the case of PGHI Corp., one share of the Company’s Class C common stock.  Additionally, in connection with merger, each holder of Holdings LLC common interests, other than PGHI Corp., was issued an equivalent number of shares of the Company’s “vote-only” Class B common stock. As a result of these transactions, as of and subsequent to November 14, 2013, the Company will consolidate the financial results of Holdings LLC with its own and reflect the 62.1% membership interest in Holdings LLC it does not own as a non-controlling interest in its consolidated financial statements.

Tax Receivable Agreement

Common Interestholders may, in the future, exchange their common interests for shares of JGWPT Holdings Inc. Class A common stock or, in the case of PGHI Corp., shares of JGWPT Holdings Inc. Class C common stock, on a one-for-one basis or, in each case, at the option of Holdings LLC, cash.  Holdings LLC intends to make an election under Section 754 of the Code, which may result in an adjustment to the JGWPT Holdings Inc.’s share of the tax basis of the assets owned by Holdings LLC at the time of such initial sale of and subsequent exchanges of Holdings LLC common interests. The sale and exchanges may result in increases in the JGWPT Holdings Inc.’s share of the tax basis of the tangible and intangible assets of Holdings LLC that otherwise would not have been available.  Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that JGWPT Holdings Inc. would otherwise be required to pay in the future.

In connection with our IPO, JGWPT Holdings Inc. entered into a tax receivable agreement with Common Interestholders who held in excess of approximately 1% of Holdings LLC common interests outstanding immediately prior to the IPO. The tax receivable agreement requires JGWPT Holdings Inc. to pay those Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that JGWPT Holdings Inc. actually realizes in any tax year beginning with 2013, from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Holdings LLC common interests for shares of Class A or Class C common stock (or cash).  The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to JGWPT Holdings Inc. for operations and to make future distributions to holders of Class A common stock.

For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing JGWPT Holdings Inc.’s actual income tax liability for a covered tax year to the amount of such taxes that the JGWPT Holdings Inc. would have been required to pay for such covered tax year had there been no increase to the JGWPT Holdings Inc.’s share of the tax basis of the tangible and intangible assets of Holdings, LLC as a result of such sale and any such exchanges and had JGWPT Holdings Inc. not entered into the tax receivable agreement. The tax receivable agreement continues until all such tax benefits have been utilized or expired, unless JGWPT Holdings Inc. exercise its right to terminate the tax receivable agreement upon a change of control for an amount based on the remaining payments expected to be made under the tax receivable agreement.

Business Combination

On February 19, 2011, the Company entered into an agreement and plan of merger with Peach Group Holdings, Inc. (“PGHI”) and Orchard Acquisition Company, LLC (“OAC”) which was subsequently amended whereby PGHI exchanged its interest in OAC for a 25% non-voting economic interest in Holdings LLC.  OAC was engaged in the same business as the Company of purchasing, selling and financing structured settlement payments and other receivables.  The Company accounted for this merger as an acquisition under ASC 805, Business Combinations (the “OAC Merger”), which required that the assets and liabilities of OAC be initially reported at fair value.  The results of operations of the Company include OAC’s results of operations from July 12, 2011, the date of the merger.  None of the goodwill recognized for accounting purposes is expected to be deductible for tax purposes.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The Company incurred approximately $3.1 million in 2011 in merger related costs which was recognized as an expense and included in professional and consulting expense in the Company’s consolidated statements of operations.

PGHI also received profit interests in Holdings, LLC representing up to an additional 5% economic interest in Holdings, LLC, after certain distributions and future profit thresholds are achieved. In addition, PGHI was entitled to receive preferential distribution relating to certain specific assets acquired. During the year ended December 31, 2013, $38.4 million in such assets was distributed to PGHI. No value was attributed to the profit interests.

The purchase price was valued at $133.3 million, which is based on 25% of the valuation of the Company as of July 12, 2011 and was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of July 12, 2011 as follows:

(Dollars in thousands)
Purchase price	$133,300

Allocation of purchase price
Cash and cash equivalents	11,587
Restricted cash	36,836
VIE and other finance receivables	1,159,286
Fixed assets	1,241
Intangible assets	50,375
Other receivables	11,536
Marketable securities	174,445
Deferred tax assets	1,837
Other assets	11,523
Total Assets	1,458,666

Accounts payable and accrued expenses	16,351
Accrued interest	8,277
Derivative liabilities	38,635
Borrowings under revolving credit facilities and other similar borrowings	21,982
Long-term debt	45,113
Long-term debt issued by securitization trusts, net	54,878
Long-term debt issued by securitization trusts, at fair market value	842,103
Other liabilities	11,341
Installment obligations payable	174,445
Term loan payable	176,489
Total Liabilities	1,389,614
Noncontrolling interest in affiliates	20,745
Goodwill	$84,993

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying audited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, including those entities that are considered variable interest entities (“VIE”), and where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).

As indicated above, the Company operates and controls all of the businesses and affairs of Holdings LLC and its subsidiaries. As such, Holdings LLC meets the definition of a VIE under ASC 810. Further, the Company is the primary beneficiary of Holdings LLC as a result of its 100% voting power and control over Holdings LLC. As a result, the Company consolidates the financial results of Holdings LLC and records a non-controlling interest for the economic interest in Holdings LLC held by existing holders of Holdings LLC’s common interests. The Company’s and the non-controlling common interest holders’ economic interest in Holdings LLC as of December 31, 2013 was 37.9% and 62.1%, respectively.

Excluded from the consolidated financial statements of the Company are those entities that are considered VIEs where the Company has been deemed not to be the primary beneficiary according to ASC 810.  The December 31, 2012 and 2011 consolidated financial statements also included the accounts of American Insurance Strategies Fund II, LP (“AIS Fund II”) for which the Company was the general partner.  The limited partners’ interests were reflected as noncontrolling interests in the Company’s 2012 and 2011 consolidated financial statements.  In 2012, the assets of the AIS Fund II were liquidated and distributed to the partners.

All material inter-company balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  The most significant balance sheet accounts that could be affected by such estimates are VIE and other finance receivables, at fair market value, VIE derivative liabilities at fair market value, VIE long-term debt issued by securitization and permanent financing trusts at fair market value, intangible assets and goodwill. Actual results could differ from those estimates and such differences could be material.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels are defined as follows:

•                  Level 1 – inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

•                  Level 2 – inputs to the valuation methodology include quoted prices in markets that are not active or quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

•                  Level 3 – inputs to the valuation methodology are unobservable, reflecting the entity’s own assumptions about assumptions market participants would use in pricing the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement (Note 5).  Fair value is a market based measure considered from the perspective of a market participant who holds the asset or owes the liabilities rather than an entity specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the assets or liabilities at the measurement date.  The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company also evaluates various factors to determine whether certain transactions are orderly and may make adjustments to transactions or quoted prices when the volume and level of activity for an asset or liability have decreased significantly.

The above conditions could cause certain assets and liabilities to be reclassified from Level 1 to Level 2/Level 3 or Level 2 to Level 3.  The inputs or methodology used for valuing the assets or liabilities are not necessarily an indication of the risk associated with the assets and liabilities.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, the ability to unilaterally cause the holder to return specific assets or through an agreement that permits the transferee to require the transferor to repurchase the transferred financial assets that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them.  Transfers that do not meet the criteria to be accounted for as sales are accounted for as secured borrowings.

The amendments to ASC 860, Transfers and Servicing (“ASC 860”), eliminated the concept of a qualified special purpose entity, changed the requirements for derecognizing financial assets, and required additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets.

Gains or Losses on Sales of Receivables

Gains or losses on transfers of receivables accounted for as sales are recognized based on the difference between the financial consideration received from the sale and the allocable portions of the carrying values of the receivables sold.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an initial maturity of three-months or less to be cash equivalents.

At December 31, 2013 and 2012, the Company held cash and cash equivalents at US and non-US financial institutions.  At December 31, 2013 and 2012, substantially all cash and cash equivalents is held by US financial institutions.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, an entity’s US non-interest bearing and interest bearing accounts are insured in total up to approximately $0.3 million by the Federal Deposit Insurance Corporation.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Restricted Cash and Investments

Restricted cash balances represent the use of trust or escrow accounts to secure the cash assets managed by the Company, certificates of deposit supporting letters of credit, customer purchase holdbacks, collateral collections and split payment collections. The Company acts as servicer and/or subservicer for structured settlements and annuities, lottery winnings, life settlements, and pre-settlements. Trust accounts are established for collections with payments being made from the restricted cash accounts to the lenders and other appropriate parties on a monthly basis in accordance with the applicable loan agreements or indentures. At certain times, the Company has cash balances in excess of FDIC insurance limits of $0.3 million for interest-bearing accounts, which potentially subject the Company to market and credit risks. The Company has not experienced any losses to date as a result of these risks.

Restricted investments in the amounts of $1.4 million and $1.8 million as of December 31, 2013 and 2012, respectively, include certificates of deposit which are pledged to meet certain state requirements in order to conduct business in certain states. The certificates of deposit are carried at face value inclusive of interest, which approximates fair value as such instruments are renewed annually.

VIE and Other Finance Receivables, at Fair Market Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 810. The Company acquires receivables associated with structured settlement payments from individuals in exchange for cash (purchase price).  These receivables are carried at fair value. Additionally, as a result of the Company including lottery winning finance receivables in its 2013-1 asset securitization (Note 16), the Company also elected to fair value newly originated lottery winnings effective January 1, 2013.

Unearned income is determined as the amount the fair value exceeds the cost basis of the receivables. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlements. Changes in fair value are recorded in unrealized gains on finance receivables, long-term debt and derivatives in the Company’s consolidated statements of operations.

The Company, through its subsidiaries, sells finance receivables to Special Purpose Entities (“SPE”), as defined in ASC 860. An SPE issues notes secured by undivided interests in the receivables. Payments due on these notes generally correspond to receipts from the receivables in terms of the timing of payments due. The Company retains a retained interest in the SPEs and is deemed to have control over these SPEs due to its servicing or subservicing role and therefore consolidates these SPEs (Note 4).

VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables carried at amortized cost include primarily pre-settlement funding transactions, LCSS, lottery winnings, and attorney cost financing, which are reported at the amount outstanding, adjusted for deferred fees and costs and allowance for losses.  Interest income on fees earned on pre-settlement funding transactions is recognized over their respective terms using the effective interest method based on principal amounts outstanding.  The Company’s policy is to discontinue the recognition of interest income on finance receivables not fair valued once it has been determined that collection of future interest or fees are unlikely.

Fees charged upon the origination of finance receivables and certain direct origination costs, including personnel, travel, postage, legal fees and other associated costs, are deferred and the net amount is amortized using the effective interest method over the estimated life of the related receivables.

Allowance for Losses on Receivables

On an ongoing basis the Company reviews the ability to collect all amounts owed on VIE and other finance receivables carried at amortized cost.

The Company reduces the carrying value of finance receivables by the amount of projected losses. The Company’s determination of the adequacy of the projected losses is based upon an evaluation of the finance receivables collateral, the financial strength of the related insurance company that issued the structured settlement,

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

current economic conditions, historical loss experience, known and inherent risks in the portfolios and other relevant factors. The Company will charge-off the defaulted payment balances at the time it determines them to be uncollectible. Because the projected losses are dependent on general and other economic conditions beyond the Company’s control, it is reasonably possible that the losses projected could differ materially from the currently reported amount in the near term.

The Company suspends recognizing interest income on receivables when it is probable that the Company will be unable to collect all payments according to the contractual terms of the underlying agreements.  Management considers all information available in assessing collectability.  Collectability is measured on a receivable-by-receivable basis by either the present value of estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent.  Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability.

Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended.

Life Settlement Contracts

The Company’s life settlement contracts are accounted for using the fair value method.  Under the fair value method, life settlement contracts are remeasured at fair value at each reporting period and changes in fair value are recognized in earnings (Note 5).  The Company’s life settlement contracts are included in other assets in the Company’s consolidated balance sheets and any gains or losses are included in other revenue in the Company’s consolidated statements of operations.

Marketable Securities

Assets acquired through the Company’s installment sale transaction structure are invested in a diverse portfolio of marketable debt and equity securities.  Marketable securities are carried using the fair value method in accordance with ASC 820 with realized and unrealized gains and losses included in realized and unrealized gains (losses) on marketable securities, net in the Company’s consolidated statements of operations (Note 5).  Fair value is generally based on quoted market prices.  Management has classified these investments as Level 1 assets in the valuation hierarchy of fair value measurements. Marketable securities are held for resale in anticipation of fluctuations in market prices.

Interest on debt securities is recognized in interest income as earned and dividend income on marketable equity securities is recognized in interest income on the ex-dividend date.

Share-Based Compensation

The Company applies ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 requires that the compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, be included in the Company’s consolidated statements of operations.  The Company has determined that these share-based payment transactions represent equity awards under ASC 718 and therefore measures the cost of employee services received in exchange for share based compensation on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award.  For all grants of stock options, the fair value at the grant date is calculated using option pricing models based on the value of the issuing entities shares at the award date.  Share-based compensation is included in compensation and benefits expense within the Company’s consolidated statements of operations.

Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements are stated at cost, net of accumulated depreciation or amortization and are comprised primarily of computer equipment, office furniture, and software licensed from third parties. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the individual assets.  For leasehold improvements, amortization is computed over the lesser of the estimated useful lives of the improvements or the lease term. The estimated useful lives of the assets range from 3 to 10 years.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Notes Receivable, at Fair Market Value

Notes receivable represent fixed rate obligations of a third party collateralized by retained interests from certain securitizations sponsored by the Company. Under the agreements, the obligor has the right to redeem the notes at fair value. The notes receivable are treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC Topic 320, “Investments – Debt and Equity Securities.” Unrealized gains on notes receivable arising during the period are reflected within accumulated other comprehensive gain (loss) in the Company’s consolidated statements of comprehensive income (loss) and consolidated statements of changes in stockholders’ equity/members’ capital. The notes receivable are analyzed annually for other than temporary impairment. No impairment expense was recognized during the years ended December 31, 2013, 2012 and 2011.  The declines in value were deemed to be due to interest rates and pay down of the notes receivable and the Company has the intent and ability to hold the notes until such time as their initial investment is fully recovered.  The Company recorded a realized loss of $1.9 million when one of notes matured in 2013 that was included in realized loss on notes receivable, at fair value in the Company’s consolidated statements of operations. The other note receivable is expected to mature in 2018.

The fair value and amortized costs of these notes receivable are as follows:

	December 31, 2013	December 31 2012
	(Dollars in thousands)
Amortized Cost	$6,168	$8,297
Fair Market Value	$5,610	$8,074

Note Receivable due from affiliate

Note receivable due from affiliate represented a $5.0 million secured note the Company executed in August 2012 with PGHI.  The note accrued interest in arrears at a rate of 13.75% per annum and is paid quarterly.  The note was secured by PGHI’s interest in the Company, and was scheduled to mature in August 2015.  For the years ended December 31, 2013 and 2012, the Company recognized $0.1 and $0.2 million, respectively, of interest income on the note receivable which is included in interest income in the Company’s consolidated statements of operations.  The note, including accrued interest, was fully repaid in February 2013.

Intangible Assets

Identifiable intangible assets, which consist primarily of the Company’s database and non-compete agreements, are amortized over their estimated useful lives of 10 and 3 years, respectively.  Customer relationships are amortized over useful lives of 3 to 15 years.  Domain names are amortized over their estimated useful lives of 10 years.  As of December 31, 2013, the weighted average remaining useful lives of the database, non-compete agreements, customer relationships and domain names are 5, 1, 6 and 9 years, respectively.  In addition, such identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable.  An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value.  Intangible assets deemed to have indefinite useful lives, which in the Company’s case includes a trade name, are not amortized and are subject to annual impairment tests.  Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value.  No impairment was recognized for the intangible assets for the years ended December 31, 2013, 2012 and 2011.

Goodwill

Goodwill results from the excess of the purchase price over the fair value of the net assets of an acquired business.  Goodwill has an indefinite useful life and is subject to annual impairment tests whereby impairment is recognized if the estimated fair value of the Company is less than its net book value.  Such loss is calculated as the

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

difference between the estimated implied fair value of goodwill and its carrying amount.  No impairment was recognized for goodwill for the years ended December 31, 2013, 2012 and 2011.

Income Taxes

The Company and the majority of its subsidiaries operate in the U.S. as non-tax paying entities, and are treated as disregarded entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of the Company’s wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state tax. As non-tax paying entities, the majority of the Company’s net income or loss is attributable to the members of Holding LLC and included in the tax returns of its members.

The current and deferred taxes relates to both the income attributable to the Company from Holdings LLC and to the tax-paying subsidiaries of Holdings LLC.

Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of the differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a reserve will be established.  The Company will recognize accrued interest and penalties related to uncertain tax positions in the consolidated statements of operations.

Tax laws are complex and subject to different interpretations by the taxpayer and respective taxing authorities. Significant judgment is required in determining tax expense and evaluating tax positions, including evaluating uncertainties under US GAAP. The Company reviews its tax positions periodically and adjusts its tax balances as new information becomes available.

Other Revenue Recognition

Servicing, broker, and other fees in the Company’s consolidated statements of operations primarily include broker fees and subservicing fees earned from servicing life settlement contracts.  Broker fee income is recognized when the contract between the purchasing counterparty and the seller is closed for the sale of lottery winnings receivables.

Debt Issuance Costs

Debt issuance costs related to liabilities for which the Company has elected the fair value option are expensed when incurred. Debt issuance costs related to liabilities for which the Company has not elected the fair value option are capitalized and amortized over the expected term of the borrowing or debt issuance. Capitalized amounts are included in other assets in the Company’s consolidated balance sheets and amortization of such costs is included in interest expense in the Company’s consolidated statements of operations over the life of the debt facility.

Advertising Expenses

The Company expenses advertising costs as incurred.  The costs are included in advertising expense in the Company’s consolidated statements of operations.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company holds derivative instruments that do not qualify as hedging instruments as defined by ASC Topic 815, “Derivatives and Hedging”. The objective for holding these instruments is to offset variability in forecasted cash flows associated with interest rate fluctuations. Derivatives are recorded at fair value with changes in fair value recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s consolidated statements of operations.

Recently Issued Accounting Statements

Effective January 1, 2013, the Company adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires disclosures that affect all entities with certain financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. Entities should provide the disclosures required by ASU No. 2011-11 retrospectively for all comparative periods presented.  Adoption of ASU 2011-11 did not impact the Company’s financial statements.

Effective January 1, 2013, the Company early adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from AOCI to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company did not record any reclassifications out of accumulated other comprehensive income during the years ended December 2012 and 2011. The Company did record the following reclassification out of accumulated other comprehensive income during the year ended December 2013 as a result of the associated notes maturing during the period:

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the
comprehensive income components	comprehensive income	consolidated statement of operations
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$1,862	Realized loss on notes receivable, at fair market value

As discussed more fully in Note 5, the notes receivable are treated as debt securities, classified as available-for-sale, and carried at fair value.  The remaining $5.6 million of notes receivable, at fair market value at December 31, 2013, are expected to mature in 2018.

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

Reclassifications

Certain items in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

4. Variable Interest Entities

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

The debt issued by the Company’s securitization VIEs is reported on the Company’s consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value (“VIE securitization debt”).  The VIE securitization debt is recourse solely to the VIE finance receivables held by such special purpose entities (Note 6 and 7) and thus is non-recourse to the other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. As a result of the long lives of many finance receivables purchased and securitized by the Company, most consolidated VIEs have expected lives in excess of 20 years.

5. Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Assets and liabilities measured at fair value in the consolidated balance sheets:

Marketable securities – The estimated fair value of investments in marketable securities is based on quoted market prices.

VIE and other finance receivables and VIE long-term debt issued by securitization and permanent financing trusts, at fair market value – The estimated fair value of VIE and other finance receivables and VIE long-term debt issued by securitization and permanent financing trusts, at fair value is determined based on a discounted cash flow model using expected future collections discounted at a calculated rate as described below.

For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the “Trusts”).  The waterfall includes fees to operate the Trusts (servicing fees, admin fees, etc.), note holder principal and note holder interest.  Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation (Note 16). The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the Company’s retained interest holders.

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts.  The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread using the Company’s most recent securitization as a benchmark.  The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade.   The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value.   The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate; this rate is used to determine the value of the finance receivables’ asset cash flows.  In addition, the Company considers transformation cost and

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows.  The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche.  The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche (7.85% and 9.34% at December 31, 2013 and December 31, 2012, respectively, with a weighted average life of 20 years as of both dates).

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

For the Company’s Life Contingent Structured Settlements (“LCSS”) receivables and long-term debt issued by its related permanent financing trusts, the blended weighted average discount rate of the LCSS receivables at the time of borrowing (which occurs frequently throughout the year) is used to determine the fair value of the receivables’ cash flows.  The residual cash flows relating to the LCSS receivables are discounted using a separate yield based on the assumed rating to the residual tranche reflecting the life contingent feature of these receivables.

Life settlement contracts, at fair market value – The fair values of life settlement contracts are determined by reference to the transfer price of similar life settlement contracts under a discounted cash flow calculation that takes into account the net death benefit under the policy, estimated future premium payments and the life expectancy of the insured, as well as other qualitative factors regarding market participants assumptions.  Life expectancy is determined on a policy-by-policy basis using the results of medical underwriting performed by independent agencies.

Notes receivable, at fair market value – The fair values of notes receivables are determined based on the discounted present value of future expected cash flows using management’s best estimates of the key assumptions regarding credit losses and discount rates determined to be commensurate with the risks involved. The Company does not expect prepayment on the finance receivables underlying the notes receivable and accordingly, no significant change in the fair value is expected as a result of prepayment.

VIE derivative liabilities, at fair value – The fair value of interest rate swaps, is based on pricing models which consider current interest rates, and the amount and timing of cash flows (Note 18).

Assets and liabilities for which fair value is only disclosed:

VIE and other finance receivables, net of allowance for losses – The fair value of structured settlement, annuity, and lottery receivables was estimated based on the present value of future expected cash flows using discount rates commensurate with the risks involved.  The fair value of pre-settlement funding transactions and attorney cost financing was based on expected losses and historical loss experience associated with the respective receivables using management’s best estimates of the key assumptions regarding credit losses.

Note receivable due from affiliate – The estimated fair value of note receivable due from affiliate was assumed to equal its carrying amount.  The note receivable was repaid in full in February 2013.

Other receivables, net of allowance for losses – The estimated fair value of advances receivable and certain other receivables, which are generally recovered in less than three months, is equal to the carrying amount.  The carrying value of other receivables which have expected recoverability of greater than three months, which consist primarily of a note receivable (Note 9), have been estimated based on the present value of future expected cash

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

flows using management’s best estimate of the key assumptions, including discount rates commensurate with the risks involved.

Installment obligations payable – Installment obligations payable are reported at contract value determined based on changes in the measuring indices selected by the obligees under the terms of the obligations over the lives of the obligations.  The fair value of installment obligations payable is estimated to be equal to carrying value.

Term loan payable – The carrying value of the term loan approximates its fair value.  In February 2013, the term loan was refinanced with a new senior secured credit facility and in May 2013, the new credit facility was amended to provide an additional term loan with the same terms as the new credit facility. Additionally, in December 2013, and in connection with the Company’s repayment of $123 million of the new term loan, the new senior secured credit facility was further amended to, among other things, adjust the Company’s interest rate (Note 17).

VIE borrowings under revolving credit facilities and other similar borrowings – The estimated fair value of borrowings under revolving credit facilities and other similar borrowings is based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.  The Company estimates that the carrying value of its lines of credit, which bear interest at a variable rate, approximates fair value.

VIE long-term debt – The estimated fair value of VIE long-term debt is based on fair value borrowing rates available to the Company based on recently executed transactions with similar underlying collateral characteristics, reflecting the specific terms and conditions of the debt.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The following table sets forth the Company’s assets and liabilities that are carried at fair value on the Company’s consolidated balance sheets as of December 31, 2013 and 2012:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Total at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
December 31, 2013:
Assets
Marketable Securities:
Equity securities
US large cap	$41,821	$-	$-	$41,821
US mid cap	9,769	-	-	9,769
US small cap	10,212	-	-	10,212
International	19,938	-	-	19,938
Other equity	936	-	-	936
Total equity securities	$82,676	$-	$-	$82,676
Fixed income securities
US fixed income	26,713	-	-	26,713
International fixed income	4,089	-	-	4,089
Other fixed income	29	-	-	29
Total fixed income securities	30,831	-	-	30,831
Other securities
Cash & cash equivalents	5,534	-	-	5,534
Alternative investments	705	-	-	705
Annuities	2,208	-	-	2,208
Total other securities	8,447	-	-	8,447
Total marketable securities	121,954			121,954
VIE and other finance receivables at fair market value	-	-	3,870,649	3,870,649
Notes receivable at fair market value	-	-	5,610	5,610
Life settlements contracts, at fair market value (1)	-	-	-	-
Total Assets	$121,954	$-	$3,876,259	$3,998,213

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts at fair market value	-	-	3,431,283	3,431,283
VIE derivative liabilities at fair market value	-	70,296	-	70,296
Total Liabilities	$-	$70,296	$3,431,283	3,501,579

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Total at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
December 31, 2012:
Assets
Marketable Securities:
Equity securities
US large cap	$40,446	$-	$-	$40,446
US mid cap	8,472	-	-	8,472
US small cap	9,224	-	-	9,224
International	22,651	-	-	22,651
Other equity	789	-	-	789
Total equity securities	$81,582	$-	$-	$81,582
Fixed income securities
US fixed income	36,047	-	-	36,047
International fixed income	5,963	-	-	5,963
Other fixed income	11	-	-	11
Total fixed income securities	42,021	-	-	42,021
Other securities
Cash & cash equivalents	4,789	-	-	4,789
Alternative investments	483	-	-	483
Annuities	2,239	-	-	2,239
Total other securities	7,511	-	-	7,511
Total marketable securities	131,114	-	-	131,114
VIE and other finance receivables at fair market value	-	-	3,615,188	3,615,188
Notes receivable at fair market value	-	-	8,074	8,074
Life settlements contracts, at fair market value (1)	-	-	1,724	1,724
Total Assets	$131,114	$-	$3,624,986	$3,756,100

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts at fair market value	-	-	3,229,591	3,229,591
VIE derivative liabilities at fair market value	-	121,498	-	121,498
Total Liabilities	$-	$121,498	$3,229,591	$3,351,089

(1) Included in other assets on the Company’s consolidated balance sheet

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of December 31, 2013 and 2012, respectively:

December 31, 2013:	Fair Value	Valuation Technique	Unobservable Input	Average
Assets	(Dollars in thousands)

VIE and other finance receivables, at fair market value	$3,870,649	Discounted cash flow	Discount rate	2.79% - 13.69% (4.33%)

Notes receivable, at fair market value	5,610	Discounted cash flow	Discount rate	7.85% (7.85%)

Life settlement contracts, at fair market value	-	Model actuarial pricing	Life expectancy Discount rate	14 to 250 (148) 18.50% (18.50%)
Total Assets	$3,876,259

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$3,431,283	Discounted cash flow	Discount rate	0.73% - 12.70% (3.94%)
Total Liabilities	$3,431,283

December 31, 2012:	Fair Value	Valuation Technique	Unobservable Input	Average
Assets	(Dollars in thousands)

VIE and other finance receivables, at fair market value	$3,615,188	Discounted cash flow	Discount rate	2.68% - 12.52% (3.99%)

Notes receivable, at fair market value	8,074	Discounted cash flow	Discount rate	9.78% (9.78%)

Life settlement contracts, at fair market value	1,724	Model actuarial pricing	Life expectancy Discount rate	16 to 260 months (147) 18.50% (18.50%)
Total Assets	$3,624,986

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$3,229,591	Discounted cash flow	Discount rate	0.53% - 12.38% (3.43%)
Total Liabilities	$3,229,591

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

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012 were as follows:

	VIE and other finance receivables, at fair market value	Life settlement contracts, at fair market value	Notes receivable, at fair market value	Total
	(Dollars in thousands)
Balance at December 31, 2011	$3,041,090	$6,214	$12,765	$3,060,069
Total gains (losses):
Included in earnings / losses	484,469	(1,757)	-	482,712
Included in other comprehensive gain	-	-	1	1
Purchases	355,916	-	-	355,916
Premiums paid	-	1,431	-	1,431
Sales	(1,778)	(4,148)	-	(5,926)
Lapsed policies	-	(16)	-	(16)
Interest accreted	149,292	-	-	149,292
Payments received	(413,801)	-	(4,692)	(418,493)
Maturities	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at December 31, 2012	$3,615,188	$1,724	$8,074	$3,624,986

Total gains (losses):
Included in earnings / losses	$164,823	$(22)	$(1,862)	$162,939
Included in other comprehensive gain	-	-	1,891	1,891
Purchases	388,401	-	-	388,401
Premiums paid	-	241	-	241
Sales	-	-	-	-
Lapsed policies	-	-	-	-
Interest accreted	147,063	-	-	147,063
Payments received	(435,211)	-	(2,493)	(437,704)
Maturities	-	(51)	-	(51)
Asset distribution	(9,615)	(1,892)	-	(11,507)
Transfers in and/or out of Level 3	-	-	-	-
Balance at December 31, 2013	$3,870,649	$-	$5,610	$3,876,259
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at:
December 31, 2013	$164,823	$(20)	$-	$164,803
December 31, 2012	$483,878	$(1,370)	$-	$482,508
December 31, 2011	$270,385	$(817)	$-	$269,568

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2013, 2012 and 2011 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts

(Dollars in thousands)
Balance at December 31, 2011	$2,663,873
Total (gains) losses:
Included in earnings / losses	222,634
Issuances	607,468
Interest accreted	(35,576)
Repayments	(228,808)
Transfers in and/or out of Level 3	-
Balance at December 31, 2012	$3,229,591
Total (gains) losses:
Included in earnings / losses	(58,968)
Issuances	624,252
Interest accreted	(46,425)
Repayments	(317,167)
Transfers in and/or out of Level 3	-
Balance at December 31, 2013	$3,431,283
The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized gains or losses relating to long- term debt still held at:
December 31, 2013	$(34,475)
December 31, 2012	$222,634
December 31, 2011	$100,952

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt	Life settlement contracts income

	(Dollars in thousands)
Total gains (losses) included in earnings in 2013	$223,791	$(22)

2013 change in unrealized gains (losses) relating to assets still held at December 31, 2013	$199,298	$(20)

Total gains (losses) included in earnings in 2012	$261,835	$(1,757)

2012 change in unrealized gains (losses) relating to assets still held at December 31, 2012	$261,244	$(1,370)

Total gains (losses) included in earnings in 2011	$169,149	$(1,091)

2011 change in unrealized gains (losses) relating to assets still held at December 31, 2011	$169,433	$(817)

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s consolidated balance sheets, for which it is practicable to estimate that value.  As such, the estimated fair values of the Company’s financial instruments are as follows:

	December 31,		December 31,
	2013		2012

	(Dollars in thousands)
	Estimated		Estimated
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount

Financial assets
Marketable securities	$121,954	$121,954	$131,114	$131,114
VIE and other finance receivables, at fair market value	3,870,649	3,870,649	3,615,188	3,615,188
VIE and other finance receivables, net of allowance for losses (1)	126,502	132,992	145,155	150,353
Life settlement contracts, at fair market value	-	-	1,724	1,724
Notes receivable, at fair market value	5,610	5,610	8,074	8,074
Notes receivable, due from affiliate (1)	-	-	5,243	5,243
Other receivables, net of allowance for losses (1)	13,529	13,529	13,146	13,146

Financial liabilities
VIE derivative liabilities, at fair market value	70,296	70,296	121,498	121,498
VIE borrowings under revolving credit facilities and other similar borrowings (1)	42,275	41,274	28,198	27,380
VIE long-term debt (1)	147,112	150,802	158,801	162,799
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,431,283	3,431,283	3,229,591	3,229,591
Installment obligations payable (1)	121,954	121,954	131,114	131,114
Term loan payable (1)	434,184	434,184	142,441	142,441

(1) These represent financial instruments not recorded in the consolidated balance sheets at fair value.  Such financial instruments would be classified as Level 3 within the fair value hierarchy.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

6. VIE and Other Finance Receivables, at Fair Market Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 810.  Additionally, as a result of the Company including lottery winning finance receivables in its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. As of December 31, 2013 and 2012, VIE and other finance receivables for which the fair value option was elected consist of the following:

	December 31, 2013	December 31, 2012

	(Dollars in thousands)
Maturity value	$5,917,596	$5,335,328
Unearned income	(2,046,947)	(1,720,140)
Net carrying amount	$3,870,649	$3,615,188

Encumbrances on VIE and other finance receivables, at fair market value are as follows:

Encumbrance	December 31, 2013	December 31, 2012

	(Dollars in thousands)
VIE securitization debt (2)	$3,742,218	$3,550,394
$250 million credit facility (1)	-	-
$100 million credit facility (1)	11,073	230
$50 million credit facility (1)	-	7,059
$275 million credit facility (1)	16,681	8,277
$300 million credit facility (1)	7,568	-
$50 million permanent financing related to 2011-A (2)	41,164	20,505
Total VIE finance receivables at fair value	3,818,704	3,586,465
Not encumbered	51,945	28,723
Total VIE and other finance receivables at fair value	$3,870,649	$3,615,188

(1) See Note 14

(2) See Note 16

Notes receivable, at fair market value and residual cash flows from finance receivables, at fair market value held in securitizations are pledged as collateral for the residual term debt (Note 15) at December 31, 2013 and 2012.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

At December 31, 2013 the expected cash flows of VIE and other finance receivables, at fair market value based on maturity value were as follows:

Year ended	Expected cash flows

(Dollars in thousands)
2014	$460,001
2015	455,136
2016	420,561
2017	397,443
2018	367,049
Thereafter	3,817,406
Total	$5,917,596

The Company is engaged to service certain finance receivables it sells to third parties.  Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s consolidated statements of operations, and for the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011

	(Dollars in thousands)
Servicing fees	$948	$1,051	$1,049

7. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses, as of December 31, 2013 and 2012 consist of the following:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Structured settlements and annuities	$75,894	$79,653
Less: unearned income	(49,751)	(53,398)
	26,143	26,255
Lottery winnings	87,495	97,204
Less: unearned income	(28,442)	(33,768)
	59,053	63,436
Pre-settlement funding transactions	56,309	62,775
Less: deferred revenue	(2,240)	(4,296)
	54,069	58,479
Life insurance premium financing	-	3,807
Less: deferred revenue	-	(43)
	-	3,764
Attorney cost financing	2,069	3,072
Less: deferred revenue	-	(3)
	2,069	3,069
VIE and other finance receivables, gross	141,334	155,003
Less: allowance for losses	(8,342)	(4,650)
VIE and other finance receivables, net	$132,992	$150,353

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	December 31, 2013	December 31, 2012

	(Dollars in thousands)
VIE securitization debt (2)	78,575	80,826
$35 million pre-settlement credit facility (1)	25,047	25,859
$45.1 million long-term pre-settlement facility (2)	11,680	19,389
$2.4 million long-term facility (2)	2,524	2,663
Total VIE finance receivables, net of allowances	117,826	128,737
Not encumbered	15,166	21,616
Total VIE and other finance receivables, net of allowances	$132,992	$150,353

(1) See Note 14

(2) See Note 15

At December 31, 2013 the expected cash flows of structured settlements, annuities and lottery winnings based on maturity value were as follows:

Year Ended	Expected cash flows

(Dollars in thousands)
2014	$13,399
2015	11,677
2016	11,472
2017	10,676
2018	10,291
Thereafter	105,874
Total	$163,389

Excluded from the above table are pre-settlement funding transactions and attorney cost financing receivable balances of $58.4 million at December 31, 2013, which do not have specified maturity dates.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Activity in the allowance for losses for VIE and other finance receivables for the years ended December 31, 2013 and 2012 was as follows:

	Structured settlements and annuities	Lottery	Pre-settlement funding transactions	Life insurance premium financing	Attorney cost financing	Total
December 31, 2013:	(Dollars in thousands)
Allowance for losses:
Balance at beginning of year	$(181)	$(6)	$(4,194)	$-	$(269)	$(4,650)
Provision for loss	(86)	99	(5,694)	-	(14)	(5,695)
Charge-offs	225	38	1,877	-	-	2,140
Recoveries	(6)	(131)	-	-	-	(137)
Balance at end of year	$(48)	$-	$(8,011)	$-	$(283)	$(8,342)

Individually evaluated for impairment	$(48)	$-	$-	$-	$-	$(48)
Collectively evaluated for impairment	-	-	(8,011)	-	(283)	(8,294)
Balance at end of year	$(48)	$-	$(8,011)	$-	$(283)	$(8,342)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,095	$59,053	$4,283	$-	$-	$89,431
Collectively evaluated for impairment	-	-	41,777	-	1,784	43,561
Ending Balance	$26,095	$59,053	$46,060	$-	$1,784	$132,992

December 31, 2012:
Allowance for losses:
Balance at beginning of year	$(345)	$(1)	$(670)	$-	$(5)	$(1,021)
Provision for loss	(57)	(5)	(3,360)	-	(278)	(3,700)
Charge-offs	257	-	351	-	14	622
Recoveries	(36)	-	(515)	-	-	(551)
Balance at end of year	$(181)	$(6)	$(4,194)	$-	$(269)	$(4,650)

Individually evaluated for impairment	$(181)	$(6)	$(2,032)	$-	$-	$(2,219)
Collectively evaluated for impairment	-	-	(2,162)	-	(269)	(2,431)
Balance at end of year	$(181)	$(6)	$(4,194)	$-	$(269)	$(4,650)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,074	$63,430	$2,470	$-	$-	$91,974
Collectively evaluated for impairment	-	-	51,815	3,764	2,800	58,379
Ending Balance	$26,074	$63,430	$54,285	$3,764	$2,800	$150,353

Management makes significant estimates in determining the allowance for losses on finance receivables. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions and anticipated delinquencies. Since the allowance for losses is dependent on general and other economic conditions beyond the Company’s control, it is at least reasonably possible that the estimate for the allowance for losses could differ materially from the currently reported amount in the near term.  At December 31, 2013, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $11.5 million and $0.8 million, respectively. At December 31, 2012, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $5.5 million and $0.8 million, respectively.

Pre-settlement funding transactions and attorney cost financing are usually outstanding for a period of time exceeding one year.  The Company performs underwriting procedures to assess the quality of the underlying pending litigation collateral prior to executing such transactions.  The underwriting process involves an evaluation of each transaction’s case merits, counsel track record, and case concentration.

The Company assesses the status of the individual pre-settlement funding transactions at least once every 120 days to determine whether there are any case specific concerns that need to be addressed and included in the allowance for losses on finance receivables.  The Company also analyzes pre-settlement funding transactions on a portfolio basis based on the advances’ age as the ability to collect is correlated to the duration of time the advances are outstanding.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The following table presents gross pre-settlement funding transactions as of December 31, 2013 and 2012, based on their year of origination:

Year of Origination	December 31, 2013	December 31, 2012
	(Dollars in thousands)
2009	$4,578	$6,276
2010	5,740	9,891
2011	10,915	17,770
2012	17,527	28,838
2013	17,549	-
	$56,309	$62,775

Based on historical portfolio experience, the Company has reserved for pre-settlement funding transactions and attorney cost financing $8.0 million and $0.3 million as of December 31, 2013 and $4.2 million and $0.3 million as of December 31, 2012, respectively.

The following table presents portfolio delinquency status at December 31, 2013 and 2012, respectively, excluding presettlment funding transactions and attorney cost financing:

	30-59	60-89	Greater			VIE and Other Finance	VIE and Other Finance Receivables, net
	Days	Days	than	Total		Receivables,	> 90 days
	Past Due	Past Due	90 Days	Past Due	Current	net	accruing
December 31, 2013:	(Dollars in thousands)
Structured settlements and annuities	$4	$1	$62	$67	$26,028	$26,095	$-
Lottery winnings	-	-	18	18	59,035	$59,053	-
Life insurance premium financing	-	-	-	-	-	-	-
Total	$4	$1	$80	$85	$85,063	$85,148	$-

December 31, 2012:
Structured settlements and annuities	$8	$-	$54	$62	$26,012	$26,074	$-
Lottery winnings	-	-	-	-	63,430	63,430	-
Life insurance premium financing	-	-	-	-	3,764	3,764	-
Total	$8	$-	$54	$62	$93,206	$93,268	$-

Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

8. Life Settlement Contracts, at Fair Market Value

Information about life settlement contracts, all of which are reported at fair value at December 31, 2013 and included in other assets in the Company’s consolidated balance sheets, based on estimated remaining life expectancy for each of the next five succeeding years and in the aggregate, at December 31, 2013 was as follows:

Period ending	Number of
December 31,	Contracts	Carrying Value	Face Value
		(Dollars in thousands)
Year ending 2014	-	$-	$-
Year ending 2015	1	-	500
Year ending 2016	-	-	-
Year ending 2017	-	-	-
Year ending 2018	-	-	-
Thereafter	26	-	8,044
Total	27	$-	$8,544

Key assumptions in measuring the fair value of life settlement contracts were as follows:

	December 31, 2013	December 31, 2012
Discount Rate	18.50%	18.50%
Life expectancies range (months)	14 to 250	16 to 260
Average life expectancy (months)	148	147

The Company is required to pay certain life insurance premiums to keep the life settlement contracts in force.  Premiums are required to be paid throughout the life of the insured.  At December 31, 2013, the anticipated amount of life insurance premiums to be paid by the Company for the next 5 years was as follows:

Year Ended	Amount
(Dollars in thousands)
2014	$359
2015	218
2016	191
2017	204
2018	221
$1,193

The Company recorded fair market value losses in the amount of $0, $1.5 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  There were no encumbrances on life settlement contracts as of December 31, 2013 and 2012.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

9. Other Receivables, net of Allowance for Losses

Other receivables include the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Advances receivable	$3,146	$2,996
Notes receivable	7,317	6,642
Tax withholding receivables on lottery winnings	1,992	2,461
Due from affiliates	271	324
Other	1,046	999
	13,772	13,422
Less allowance for losses	(243)	(276)
Other receivables, net	$13,529	$13,146

The Company’s lottery and structured settlements businesses in some cases will advance a portion of the purchase price to a customer prior to the closing of the transaction, which are included in advances receivable above.

Notes receivable represents receivables from a third party for the sale of LCSS assets.

Tax withholding receivables on lottery winnings represents the portion of lottery collections withheld for state and federal agencies.  The Company obtains the withholding refund once appropriate tax filings are completed for the respective jurisdictions.

Due from affiliates represents amounts due to the Company for subservicer services fees.

Activity in the allowance for doubtful accounts for other receivables for the years ended December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Balance, beginning	$(276)	$(108)
Provision for losses	8	(105)
Recoveries	-	(101)
Other	25	38
Balance, ending	$(243)	$(276)

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

10. Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements at December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Computer software and equipment	$3,222	$3,689
Furniture, fixtures and equipment	2,964	2,195
Leasehold improvements	985	466
Software development costs and assets not put in service	485	3,099
	7,656	9,449
Less accumulated depreciation and amortization	(4,544)	(3,128)
Equipment and leasehold improvements	$3,112	$6,321

During the fourth quarter of 2013, the Company completed an evaluation of an internal use software application project that had been undertaken to develop a new software application related to its structured settlement business.  Based on its decision to discontinue the project, the Company determined that the $4.0 million of costs that had been capitalized in conjunction with the software development project were no longer recoverable and wrote them down to their fair value of zero. The $4.0 million is included in the loss on disposal/impairment of fixed assets within the Company’s consolidated statement of operations.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011, which includes amortization of assets recorded under capital leases, was $2.2 million, $1.6 million and $1.0 million, respectively.

11. Intangible Assets

Intangible assets subject to amortization at December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013		December 31, 2012
	(Dollars in thousands)
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Database	$4,609	$(3,623)	$4,609	$(3,206)
Customer relationships	18,844	(12,491)	18,844	(10,147)
Domain names	1,585	(167)	1,460	(10)
Non-compete agreements	1,821	(1,500)	1,821	(894)
Total	$26,859	$(17,781)	$26,734	$(14,257)

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

As of December 31, 2013 the carrying value of the Company’s unamortized trade name is $38.8 million which was acquired in connection with the OAC Merger (Note 2).  As of December 31, 2013, estimated future amortization expense for amortizable intangible assets for the next five years and thereafter was as follows:

Year Ending December 31,
(Dollars in thousands)
2014	$2,490
2015	1,658
2016	1,251
2017	1,122
2018	1,122
Thereafter	1,435
Total	$9,078

Amortization of intangible assets is included in depreciation and amortization in the Company’s consolidated statements of operations and is comprised of the following:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Database/IT system	$417	$452
Customer relationships	2,345	3,671
Domain names	156	10
Non-compete agreements	606	608
	$3,524	$4,741

12. Debt Issuance Costs

Debt issuance costs are included in other assets in the Company’s consolidated balance sheets and consist of the following:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Debt issuance costs	$43,694	$13,392
Less: accumulated amortization	(6,418)	(4,348)
Unamortized debt issuance costs at period end	$37,276	$9,044

Amortization expense for capitalized debt issuance cost for the years ended December 31, 2013, 2012 and 2011 was $5.7 million, $1.4 million and $1.5 million, respectively, and is included in interest expense in the Company’s consolidated statements of operations.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Debt issuance costs related to long-term debt, issued by securitization trusts, at fair market value are expensed as incurred and included in debt issuance expense in the Company’s consolidated statements of operations and relate to the following securitizations:

	December 31, 2013	December 31, 2012	December 31, 2011
	(Dollars in thousands)
2013-1	$3,019	$-	$-
2013-2	2,670	-	-
2013-3	3,180	-	-
2012-1	-	3,571	-
2012-2	12	2,508	-
2012-3	49	2,937	-
2011-1	-	-	3,164
2011-2	-	57	2,532
2011-A	-	51	534
Total	$8,930	$9,124	$6,230

13. Operating and Capital Leases

The Company has commitments under operating leases, principally for office space, with various expiration dates through 2022.  As of December 31, 2013, the following summarizes future minimum lease payments due under non-cancelable operating leases for the years ended December 31,

Year Ended	Operating Leases
(Dollars in thousands)
2014	$1,910
2015	1,748
2016	1,766
2017	1,727
2018	1,770
Thereafter	7,038
Total	$15,959

Rent expense for office and equipment is included in general and administrative expense in the Company’s consolidated statements of operations and was as follows:

	2013	2012	2011
	(Dollars in thousands)
Rent expense	$3,152	$2,007	$2,419

As of December 31, 2013, the Company has no future commitments for capital lease obligations.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

14. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

At December 31, 2013 and 2012, VIE borrowings under revolving credit facilities and other similar borrowings on the consolidated balance sheets consist of the following:

		December 31,	December 31,
	Entity	2013	2012
	(Dollars in thousands)
$100 million variable funding note facility with interest payable monthly at 9.0%, collateralized by JGW-S III’s structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee of 1.00% per annum for the undrawn balance of its line of credit.	JGW-S III	$7,535	$183

$250 million credit facility, interest payable monthly at 3-month LIBOR plus 5.0% (5.21% at December 31, 2012), maturing May 27, 2013, collateralized by JGW II’s structured settlements and annuity receivables. JGW II was charged monthly an unused fee of 0.75% per annum for the undrawn balance. On January 28, 2013, the Company with the consent of the lender, terminated this facility.	JGW II	-	-

$50 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.42% at December 31, 2013) maturing on April 2, 2017, collateralized by JGW IV’s structured settlements and annuity receivables. JGW IV, LLC is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit. (1)	JGW IV	-	4,171

$300 million multi-tranche and lender credit facility with interest payable monthly. The Facility was revised on July 24, 2013 as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.17% and 3.29% at December 31, 2013). Tranche B rate is 5.5% plus LIBOR (5.67% at December 31, 2013). The facility matures on July 24, 2016 and is collateralized by JGW V’s structured settlements and annuity receivables. JGW V, LLC is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit. (2)	JGW V	10,985	5,530

$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (2.95% at December 31, 2013), maturing on November 15, 2018, collateralized by JGW VII’s structured settlements and annuity receivables. JGW VII, LLC is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW VII	5,769	-

$35 million credit facility with interest payable monthly at the lender’s “prime rate” plus 1.00%, subject to a floor of 4.50% (4.50% at December 31, 2013 and December 31, 2012), maturing December 31, 2014. The line of credit is collateralized by certain pre-settlement receivables. Peach One is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	16,985	17,527

Life settlements financing facility, interest payable quarterly at three-month Euribor plus 7.30% (7.49% at December 31, 2012). The facility was collateralized by assigned life settlement contracts from Immram and matured on August 23, 2013.	Skolvus 1 GMbh & Co. KG	-	(31)

		$41,274	$27,380

(1) This facility was revised in October and December 2013. The previous agreement provided for a $200 million credit facility with interest payable monthly at a rate equal to the greater of 5.00% or the sum of Libor plus an applicable margin (5.0% at December 31, 2012).

(2) The previous agreement provided for a $275 million facility, a Tranche A rate comprised of 3.50% and either the LIBOR or the Commerical Paper rate depending on the lender (3.71% or 3.90% at December 31, 2012), a Tranche B rate of 6.0% plus LIBOR (6.21% at December 31, 2012), and a monthly unused fee of 0.75% per annum for the undrawn balance of the line of credit.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Interest expense, including unused fees, for the years ended December 31, 2013, 2012 and 2011 related to borrowings under revolving credit facilities and other similar borrowings were $8.7 million, $9.3 million and $5.9 million, respectively.

The weighted average interest rate on outstanding borrowings under revolving credit facilities and other similar borrowings as of December 31, 2013 and 2012 was 4.81% and 4.49%, respectively.

15. VIE Long-Term Debt

At December 31, 2013 and 2012, the VIE long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
PLMT Permanent Facility	$47,267	$50,008
Residual Term Facility	68,785	70,000
Long-Term Presettlement Facility	12,435	20,289
2012-A Facility	2,276	2,463
LCSS Facility (2010-C)	12,880	12,880
LCSS Facility (2010-D)	7,159	7,159
	$150,802	$162,799

PLMT Permanent Facility

The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The loan matures on November 1, 2038.

The debt agreement with the counterparty requires Peachtree Lottery Master Trust (“PLMT”)  to hedge each lottery receivable with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are recorded at fair value in derivative liabilities, at fair market value on the consolidated balance sheets.

The Company assumed this debt through the OAC Merger (Note 2).

Residual Term Facility

In September 2011, the Company issued term debt of $56.0 million to a financial institution.  In August 2012, the Company issued additional term debt of $14.0 million to the same financial institution.  The residual term debt is collateralized by notes receivable and the cash flows from securitization residuals related to certain securitizations.  Interest on the residual term debt facility is payable monthly at 8.0% until September 15, 2014 and 9.0% thereafter.  The $56.0 million term debt matures on September 15, 2018 and the $14.0 million term debt matures on September 15, 2019.  Principal payments from collateral cash flows begin on September 15, 2014 and continue through 2018; the $14.0 million term debt requires annual principal payments of $2.0 million beginning on September 15, 2014 and continuing through 2019.

Long-Term Presettlement Facility

The Company has a $45.1 million fixed rate note, of which, $12.4 million is outstanding at December 31, 2013 and bearing interest at 9.25% annually.   Interest and principal is payable monthly from the cash receipts of collateralized pre-settlement receivables.  The note matures on June 6, 2016.

The Company assumed this debt through the OAC Merger (Note 2).

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

2012-A Facility

In December 2012, the Company issued a series of notes collateralized by structured settlements.  The proceeds of the notes were $2.5 million at a fixed interest rate of 9.25%.  Interest and principal are payable monthly from cash receipts of collateralized structured settlement receivables. The notes mature on June 15, 2024.

Long-term Debt for Life Contingent Structured Settlements (2010-C & 2010-D)

Long-term Debt (2010-C)

In November 2010, the Company issued a private asset class securitization note registered under Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”). The 2010-C bond issuance of $12.9 million is collateralized by life-contingent structured settlements.  2010-C accrues interest at 10% per annum and matures on March 15, 2039.

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.

Long-term Debt (2010-D)

In December 2010, the Company paid $0.2 million to purchase the membership interests of LCSS, LLC from JLL Partners. LCSS, LLC owns 100% of the membership interests of LCSS II, which owns 100% of the membership interests of LCSS III.  In November 2010, LCSS III issued $7.2 million long-term debt 2010-D collateralized by life-contingent structured settlements.   2010-D accrues interest at 10% per annum and matures on July 15, 2040.

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.

As of December 31, 2013, estimated principal payments on VIE long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,
(Dollars in thousands)
2014	$9,533
2015	12,536
2016	12,545
2017	12,426
2018	41,794
Thereafter	58,502
Total	$147,336

Excluded from the above table is a debt balance of $12.4 million as of December 31, 2013 which does not have specified due principal payments as the timing of those payments depend on collections of the underlying collateral pre-settlement funding transactions.

Interest expense for the years ended December 31, 2013, 2012 and 2011 related to VIE long-term debt were $12.9 million, $12.3 million and $9.9 million, respectively.

16. VIE Long-term Debt Issued by Securitization and Permanent Financing trusts, at Fair Market Value

Securitization Debt

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2012, the Company completed three asset securitization transactions that were registered according to Rule 144A.  The following table summarizes these securitization SPE transactions:

	2012-3	2012-2	2012-1
		(bond proceeds in $ millions)
Issue date	11/19/2012	7/25/2012	3/16/2012
Bond proceeds	$200.2	$158.0	$232.4
Receivables securitized	3,946	3,016	4,476
Deal discount rate	3.77%	4.27%	4.62%
Retained interest %	6.75%	6.75%	6.75%
Class allocation (Moody’s)
Aaa	85.25%	85.00%	85.00%
Baa2	8.00%	8.25%	8.25%

During the year ended December 31, 2013, the Company completed three asset securitization transactions that were registered according to Rule 144A.  The following table summarizes these securitization SPE transactions:

	2013-3	2013-2	2013-1
		(bond proceeds in $ millions)
Issue date	10/18/2013	7/30/2013	3/20/2013
Bond proceeds	$212.6	$174.6	$216.5
Receivables securitized	3,790	3,410	2,425
Deal discount rate	4.37%	4.49%	3.65%
Retained interest %	6.75%	6.75%	6.75%
Class allocation (Moody’s)
Aaa	85.25%	85.25%	85.25%
Baa2	8.00%	8.00%	8.00%

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The following table summarizes notes issued by securitization trusts as of December 31, 2013 and 2012 for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value in the Company’s consolidated balance sheets:

			Outstanding	Outstanding
			Principal	Principal		Fair Value	Fair Value
Securitization		Maturity	at December 31,	at December 31,	Stated	at December 31,	at December 31,
VIE Issuer	Note(s)	Date	2013	2012	Rate	2013	2012
			(Dollars in thousands)			(Dollars in thousands)
321 Henderson Receivables I, LLC	2002-A	11/15/2029	$8,197	$11,034	4.74%	$8,657	$11,799
321 Henderson Receivables I, LLC	2003-A	11/15/2033	21,830	26,055	4.86%	23,846	28,777
321 Henderson Receivables I, LLC	2004-A A-1	9/15/2045	40,734	50,858	Libor+0.35%	40,744	48,653
321 Henderson Receivables I, LLC	2004-A A-2	9/15/2045	20,010	20,576	5.54%	21,339	21,683
321 Henderson Receivables I, LLC	2005-1 A-1	11/15/2040	73,269	86,766	Libor+0.23%	71,972	79,645
321 Henderson Receivables I, LLC	2005-1 A-2	11/15/2046	37,858	38,301	5.58%	38,136	37,540
321 Henderson Receivables I, LLC	2005-1 B	10/15/2055	2,307	2,334	5.24%	2,275	2,183
321 Henderson Receivables II, LLC	2006-1 A-1	3/15/2041	20,976	26,307	Libor+0.20%	20,997	25,043
321 Henderson Receivables II, LLC	2006-1 A-2	3/15/2047	18,635	18,874	5.56%	19,335	19,168
321 Henderson Receivables II, LLC	2006-2 A-1	6/15/2041	23,621	27,560	Libor+0.20%	23,189	25,203
321 Henderson Receivables II, LLC	2006-2 A-2	6/15/2047	20,930	21,070	5.93%	21,481	21,062
321 Henderson Receivables II, LLC	2006-3 A-1	9/15/2041	25,902	30,492	Libor+0.20%	25,617	28,241
321 Henderson Receivables II, LLC	2006-3 A-2	9/15/2047	26,543	26,654	5.60%	26,766	26,165
321 Henderson Receivables II, LLC	2006-4 A-1	12/15/2041	23,842	27,402	Libor+0.20%	23,491	25,299
321 Henderson Receivables II, LLC	2006-4 A-2	12/15/2047	21,424	21,633	5.43%	20,997	20,549
321 Henderson Receivables II, LLC	2007-1 A-1	3/15/2042	38,248	42,670	Libor+0.20%	35,818	36,108
321 Henderson Receivables II, LLC	2007-1 A-2	3/15/2048	17,598	17,929	5.59%	16,843	16,510
321 Henderson Receivables II, LLC	2007-2 A-1	6/15/2035	41,544	46,087	Libor+0.21%	35,473	36,214
321 Henderson Receivables II, LLC	2007-2 A-2	7/16/2040	17,289	17,574	6.21%	16,520	16,864
321 Henderson Receivables II, LLC	2007-3 A-1	10/15/2048	64,936	70,471	6.15%	69,777	75,067
321 Henderson Receivables III, LLC	2008-1 A	1/15/2044	63,988	69,880	6.19%	75,044	83,378
321 Henderson Receivables III, LLC	2008-1 B	1/15/2046	3,235	3,235	8.37%	4,268	4,334
321 Henderson Receivables III, LLC	2008-1 C	1/15/2048	3,235	3,235	9.36%	4,163	4,250
321 Henderson Receivables III, LLC	2008-1 D	1/15/2050	3,529	3,529	10.81%	4,860	4,837
321 Henderson Receivables IV, LLC	2008-2 A	11/15/2037	76,855	83,059	6.27%	88,573	99,935
321 Henderson Receivables IV, LLC	2008-2 B	3/15/2040	6,194	6,194	8.63%	7,491	7,717
321 Henderson Receivables V, LLC	2008-3 A-1	6/15/2045	53,694	57,311	8.00%	68,155	77,272
321 Henderson Receivables V, LLC	2008-3 A-2	6/15/2045	6,637	7,084	8.00%	8,154	9,216
321 Henderson Receivables V, LLC	2008-3 B	3/15/2051	4,695	4,695	10.00%	5,342	4,618
321 Henderson Receivables VI, LLC	2010-1 A-1	7/15/2059	152,587	165,762	5.56%	173,907	194,124
321 Henderson Receivables VI, LLC	2010-1 B	7/15/2061	26,470	26,470	9.31%	33,559	35,205

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

			Outstanding	Outstanding
			Principal	Principal		Fair Value	Fair Value
Securitization		Maturity	at December 31,	at December 31,	Stated	at December 31,	at December 31,
VIE Issuer	Note(s)	Date	2013	2012	Rate	2013	2012
			(Dollars in thousands)			(Dollars in thousands)
JG Wentworth XXI, LLC	2010-2 A	1/15/2048	66,831	77,113	4.07%	71,443	84,111
JG Wentworth XXI, LLC	2010-2 B	1/15/2050	8,914	8,914	7.45%	10,590	10,985
JG Wentworth XXII, LLC	2010-3 A	10/15/2048	131,690	148,881	3.82%	139,382	160,487
JG Wentworth XXII, LLC	2010-3 B	10/15/2050	17,009	17,009	6.85%	19,457	20,118
JG Wentworth XXIII, LLC	2011-1 A	10/15/2056	193,099	209,040	4.89%	203,018	232,367
JG Wentworth XXIII, LLC	2011-1 B	10/15/2058	21,212	21,212	7.68%	24,424	23,664
JGWPT XXIV, LLC	2011-2 A	1/15/2063	157,977	168,192	5.13%	165,749	186,828
JGWPT XXIV, LLC	2011-2 B	1/15/2065	15,580	15,580	8.54%	18,882	18,057
JGWPT XXV, LLC	2012-1 A	2/16/2065	195,431	207,315	4.21%	195,181	218,912
JGWPT XXV, LLC	2012-1 B	2/15/2067	20,564	20,564	7.14%	23,012	21,892
JGWPT XXVI, LLC	2012-2 A	10/15/2059	136,962	143,245	3.84%	132,465	146,005
JGWPT XXVI, LLC	2012-2 B	10/17/2061	13,985	13,985	6.77%	15,172	14,325
JGWPT XXVII, LLC	2012-3 A	9/15/2065	176,599	183,032	3.22%	164,682	179,369
JGWPT XXVII, LLC	2012-3 B	9/15/2067	17,181	17,181	6.17%	17,910	16,918
JGWPT XXVIII, LLC	2013-1 A	4/15/2067	192,104	-	3.22%	177,316	-
JGWPT XXVIII, LLC	2013-1 B	4/15/2069	18,589	-	4.94%	17,379	-
JGWPT XXIX, LLC	2013-2 A	3/15/2062	156,815	-	4.21%	154,903	-
JGWPT XXIX, LLC	2013-2 B	3/17/2064	14,985	-	5.68%	14,756	-
JGWPT XXX, LLC	2013-3 A	1/17/2073	193,197	-	4.08%	190,531	-
JGWPT XXX, LLC	2013-3 B	1/15/2075	18,248	-	5.54%	17,900	-
Structured Receivables Finance #1, LLC	2004-A A	5/15/2028	2,895	5,981	4.06%	2,952	6,193
Structured Receivables Finance #1, LLC	2004-A B	5/15/2028	7,832	8,453	7.50%	8,909	9,979
Structured Receivables Finance #2, LLC	2005-A A	5/15/2025	18,142	23,807	5.05%	19,617	26,056
Structured Receivables Finance #2, LLC	2005-A B	5/15/2025	10,030	11,029	6.95%	11,940	13,166
Peachtree Finance Company #2, LLC	2005-B A	4/15/2048	21,676	28,627	4.71%	23,212	30,992
Peachtree Finance Company #2, LLC	2005-B B	4/15/2048	5,933	6,497	6.21%	6,706	7,517
Structured Receivables Finance #3, LLC	2006-A A	1/15/2030	36,858	43,000	5.55%	41,489	49,200
Structured Receivables Finance #3, LLC	2006-A B	1/15/2030	10,224	11,122	6.82%	11,826	13,194
Structured Receivables Finance 2006-B, LLC	2006-B A	3/15/2038	46,486	51,457	5.19%	52,276	59,160
Structured Receivables Finance 2006-B, LLC	2006-B B	3/15/2038	8,425	8,977	6.30%	8,899	9,663
Structured Receivables Finance 2010-A, LLC	2010-A A	1/16/2046	75,258	86,302	5.22%	84,777	99,108
Structured Receivables Finance 2010-A, LLC	2010-A B	1/16/2046	12,355	12,355	7.61%	14,251	15,004
Structured Receivables Finance 2010-B, LLC	2010-B A	8/15/2036	59,622	69,986	3.73%	62,977	75,262
Structured Receivables Finance 2010-B, LLC	2010-B B	8/15/2036	14,000	14,000	7.97%	16,637	17,275
Total			$3,063,520	$2,693,957		$3,177,409	$2,892,466

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Permanent financing

The following table summarizes notes issued by permanent financing VIEs as of December 31, 2013 and 2012, respectively, for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value on the consolidated balance sheets:

			Outstanding
			Principal		Fair Value
Securitization	Maturity		at December 31,	Stated	at December 31,
VIE Issuer	Date	Note(s)	2013	Rate	2013
			(Dollars in thousands)		(Dollars in thousands)
JGW-S LC II	8/15/2040	2011-A	$39,598	12.70%	$39,598
PSS	7/14/2033	-	184,304	Libor + 1%	172,184
Crescit	6/15/2039	-	33,012	8.10%	42,097
Total			$256,914		$253,879

			Outstanding
			Principal		Fair Value
Securitization	Maturity		at December 31,	Stated	at December 31,
VIE Issuer	Date	Note(s)	2012	Rate	2012
			(Dollars in thousands)		(Dollars in thousands)
JGW-S LC II	8/15/2040	2011-A	$19,484	12.38%	$19,484
PSS	7/14/2033	-	197,765	Libor + 1%	177,352
Crescit	6/15/2039	-	34,577	8.10%	46,755
SRF6	7/7/2017	-	67,556	8.50%	93,534
Total			$319,382		$337,125

In connection with its 2013-3 securitization, the Company repaid in October 2013 approximately $64.0 million of long term debt issued by SRF 6 and recorded a gain on debt extinguishment of approximately $22.1 million. As a result of the repayment of debt, the Company was required to pay approximately $3.4 million in various prepayment fees and approximately $4.5 million for hedge breakage costs that were included in gain on extinguishment of debt, net in the Company’s consolidated statements of operations.

Future repayment of VIE long-term debt issued by securitization trusts and permanent financing facilities is dependent on the receipt of cash flows from the corresponding encumbered VIE finance receivables at fair market value (Note 6).  As of December 31, 2013, estimated maturities for VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair market value, for the next five years and thereafter are as follows:

Year Ending December 31,
(Dollars in thousands)
2014	$280,125
2015	277,743
2016	257,005
2017	244,906
2018	225,098
Thereafter	2,035,557
Total	$3,320,434

Interest expense for the years ended December 31, 2013, 2012 and 2011 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair market value, were $120.4 million, $119.2 million and $97.1 million, respectively.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

17. Term Loan Payable

In connection with the OAC Merger, the Company assumed OAC’s term loan payable in the amount of $176.5 million, with interest payable at Eurodollar base rate plus applicable and additional margins (8.75% as of December 31, 2012), maturing on November 21, 2013 (the “Term Loan”).  As part of the merger, the term loan payable agreement was amended and restated to allow OAC to make distributions of up to $9.0 million to PGHI to fund the costs of defending certain litigation that remained a PGHI obligation post-merger and costs of operating certain subsidiaries of PGHI.  The amended and restated credit agreement required a $10.0 million principal payment at the time of closing as well as specified consent payments to the lenders of the Term Loan.  The amortization schedule was modified to provide accelerated repayment of the indebtedness and the Consolidated Leverage Ratio and Interest Coverage Ratio covenants were amended. Also, certain subsidiaries of the Company became guarantors pursuant to the terms of the amended and restated agreement.  The collateral agreement relating to their guarantee calls for a security interest in the assets of the subsidiaries as collateral to the guarantee.  The subsidiaries are released from the collateral agreement once the Term Loan is paid in full.

Under the terms of the restated and amended Term Loan, J.G. Wentworth LLC was prohibited, with certain exceptions, from making distributions or paying dividends.

Interest expense relating to the term loan for the years ending December 31, 2012 and 2011 was $14.5 million and $9.1 million, respectively.

On February 8, 2013, the Term Loan was refinanced with a new senior secured credit facility (the “Credit Facility”) that consisted of a $425.0 million term loan (the “New Term Loan”) and a $20.0 million revolving commitment maturing in February 2019 and August 2017, respectively.  The Company and certain of its subsidiaries are guarantors of the Credit Facility. Substantially all of the non-securitized and non-collateralized assets of the Company were pledged as security for the repayment of borrowings outstanding under the Credit Facility. In connection with the issuance of the Credit Facility, the Company paid approximately $15.0 million in amendment, legal and other fees.

At each interest reset date, the Company has the option to elect that the New Term Loan be either a eurodollar loan or a base rate loan.  If a eurodollar loan, interest on the New Term Loan accrues at either Libor or 1.5% (whichever is greater) plus a spread of 7.5%.  If a base rate loan, interest accrues at prime or 2.5% (whichever is greater) plus a spread of 6.5%.  The revolving commitment has the same interest rate terms as the New Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds, to comply with a maximum total leverage ratio. As of December 31, 2013, there were no outstanding borrowings under the revolving commitment and, as a result, the maximum total leverage ratio requirement was not applicable.  The Company is also limited in engaging in certain activities, including mergers and acquisitions, incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities. The Credit Facility also limits, with certain exceptions, the Company’s subsidiaries from making cash dividends and loans to the Company. As a result, essentially none of the Company’s $173.4 million in stockholders’ equity was free of limitations on the payment of dividends at December 31, 2013.

In conjunction with the refinancing, Holdings, LLC  made a cash distribution to its members in the amount of $309.6 million as well as an asset distribution in the amount of $16.3 million to PGHI Corp. The distribution assets were originally acquired by Holdings, LLC as part of the OAC Merger.

On May 31, 2013, the Credit Facility was amended to provide for an additional term loan of $150.0 million on the same terms as the New Term Loan. In conjunction with this refinancing, Holdings, LLC  made a cash

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

distribution to its members in the amount of $150.0 million and paid approximately $2.9 million in amendment, legal and other fees.

As a result of the aggregate distributions Holdings, LLC paid its members, each outstanding preferred interest was converted into one common interest on May 31, 2013 in accordance with the Amended and Restated Limited Liability Company Agreement of JGWPT Holdings, LLC.

On December 6, 2013, the Company repaid $123 million of its New Term Loan from the proceeds of its initial public offering and amended the terms of the associated Credit Facility. The amendment, among other things: (i) reduced the applicable margin on the initial term loans from 7.50% to 6.00% for eurodollar loans and from 6.50% to 5.00% for base rate loans, and (ii) reduced the interest rate floor on the initial term loans from 1.50% to 1.00% for eurodollars loans and from 2.50% to 2.00% for base rate loans.  As of December 31, 2013, the New Term Loan’s interest rate was 7.0%.  The maturity date for the New Term Loan remains February 2019 and no changes were made to the financial covenants contained in the original Credit Facility. In connection with the repayment and amendment of the New Term Loan, the Company paid approximately $13.1 million in amendment, legal and other fees.  Additionally, as a result of the Company’s repayment, no further principal payments are due on the New Term Loan until its maturity in 2019.

Interest expense relating to the New Term loan for the year ended December 31, 2013 was approximately $46.5 million.

18. Derivative Financial Instruments

The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities.  Hedge accounting has not been applied to any of the Company’s interest rate swaps.

As of December 31, 2013, the Company held an interest rate swap related to its JGW V revolving credit facility with a total notional value of $11.0 million. The Company pays a fixed rate of 2.44% and receives a floating rate equal to 1-month LIBOR rate.  As of December 31, 2013, the term of the interest rate swap is approximately 12 years.

For the year ended December 31, 2011, and in connection with its securitizations, the Company terminated $272.9 million in interest rate swap notional value. For the year ended December 31, 2013 and 2012, and with its securitizations, the Company terminated $112.9 million and $179.7 million of interest rate swap notional value, respectively.

The total gain (loss) on the terminations of these interest rate swaps for the years ended December 31, 2013, 2012 and 2011 was $0.2 million, ($2.3) million and ($11.7) million, respectively, and was recorded in gain (loss) on swap termination, net in the Company’s consolidated statements of operations. The unrealized gain for these swaps for the years ended December 31, 2013, 2012 and 2011 was $0, $0 and $3.5 million, respectively, and  was recorded in unrealized gains on VIE finance receivables, long-term debt and derivatives in the Company’s consolidated statements of operations.

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain long-term debt issued by securitization and permanent financing trusts.  As of December 31, 2013, the Company had 8 outstanding swaps with total notional amounts of approximately $289.3 million.  The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  At December 31, 2013, the term of these interest rate swaps range from approximately 9 to approximately 22 years.  For the years ended December 31, 2013, 2012, and 2011, the amount of unrealized gain recognized was $24.5 million, $7.8 million, and $22.6 million, respectively.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC, a permanent financing VIE (“PSS”) (Note 16), and PLMT (Note 15).  At December 31, 2013, the Company had 162 outstanding swaps with total notional amount of approximately $249.4 million.  The Company pays fixed rates ranging from 4.38% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  At December 31, 2013, the term of the interest rate swaps for PSS and PLMT range from approximately 3 months to approximately 21 years.  For the years ended December 31, 2013, 2012, and 2011 the amount of unrealized gain recognized was $26.6 million, $1.1 million, and $23.0 million, respectively, which was included in unrealized gains on VIE and other finance receivables, long term debt and derivatives in the Company’s consolidated statements of operations.

The notional amounts and fair values of interest rate swaps as of December 31, 2013 and 2012 are as follows:

		Notional at	Fair Market Value at	Notional at	Fair Market Value at
Entity	Securitization	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
		(Dollars in Thousands)
321 Henderson I	2004-A A-1	$40,734	$(3,745)	$50,858	$(6,492)
321 Henderson I	2005-1 A-1	73,269	(8,559)	86,766	(14,362)
321 Henderson II	2006-1 A-1	20,976	(2,137)	26,307	(3,581)
322 Henderson II	2006-2 A-1	23,620	(3,202)	27,560	(5,181)
323 Henderson II	2006-3 A-1	25,902	(3,023)	30,493	(5,001)
324 Henderson II	2006-4 A-1	23,842	(2,643)	27,402	(4,271)
325 Henderson II	2007-1 A-2	39,364	(5,159)	42,670	(9,031)
326 Henderson II	2007-2 A-3	41,544	(8,015)	46,087	(13,072)
JGW V, LLC	--	10,985	16	-	-
PSS	--	192,444	(25,120)	205,180	(46,407)
PLMT	--	56,942	(8,709)	61,701	(14,100)
Total		$549,622	$(70,296)	$605,024	$(121,498)

19. Installment Obligations Payable

The Company’s Asset Advantage® program generates income and losses from both the related trust accounts and the corresponding installment obligation for each trust account.  Income or loss from the trust accounts will be offset in equal amount with income or loss from the installment obligations.  Each obligation has an installment payment schedule agreed to by the obligee prior to the time of issuance of the obligation.  An obligee may request an unscheduled installment payment, which must be agreed to by the Company, and if so agreed, the Company may generally charge a penalty of up to 20% of the unscheduled installment amount.  Virtually all of the obligations are guaranteed by corporate guarantees issued by third party financial institutions to the extent of assets held in related trust accounts.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The actual maturities of the obligations depend on, among other things, the obligees’ designated payment schedules, the performance of the obligees’ index choices and the extent to which the obligees have taken any unscheduled installment payments.  As of December 31, 2013, estimated maturities for the next five years and thereafter are as follows:

Year Ended
(Dollars in thousands)
2014	$15,848
2015	14,795
2016	16,865
2017	14,186
2018	11,672
Thereafter	48,588
$121,954

20. Income Taxes

JGWPT Holdings Inc. is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share (approximately 37.9% effective November 15, 2013) of JGWPT Holdings LLC’s pre-tax income. JGWPT Holdings LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes. As a result, the JGWPT Holdings Inc. consolidated financial statements do not reflect a benefit or provision for income taxes for JGWPT Holdings LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interest in JGWPT Holdings LLC.

The provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011, respectively, consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$177	$1	$218
State	35	-	36
	212	1	254

Deferred:
Federal	1,990	(195)	(514)
State	344	(33)	(85)
	2,334	(228)	(599)
Income tax provision (benefit)	$2,546	$(227)	$(345)

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The difference between the JGWPT Holdings Inc.’s effective income tax rate and the United States statutory rate is reconciled below:

	Year Ended December 31,
	2013	2012	2011
Federal	35.0%	35.0%	35.0%

Income passed through to Non-Corporate members	-35.1%	-35.2%	-24.1%

Permanent Items	0.2%	-	-

State Income Tax	-0.1%	-	-1.3%

Valuation Allowance	3.9%	-	-

Effective Tax Rate	3.9%	-0.2%	9.6%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates for the year in which the differences are expected to reverse.  A summary of the components of deferred tax assets and deferred tax liabilities follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Deferred tax assets:
Swap liability	$840	$1,360
Lottery winnings	-	1,466
Net operating loss carryforwards	5,523	606
Total deferred tax assets	6,363	3,432
Valuation allowance	(2,553)	-
Total deferred tax assets, net	3,810	3,432

Deferred tax liabilities:
Basis difference in partnership	2,538	-
Lottery winnings	164	-
Lottery fair market value adjustments	973	977
Other	13	-
Total deferred tax liabilities	3,688	977
Deferred tax assets, net	$122	$2,455

As of December 31, 2013, the Company has federal and state income tax net operating loss carry forwards of $13.4 million and $13.4 million, respectively, which will expire at various dates from 2031 through 2033.

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse.  The Company assesses available positive and negative evidence to determine if it is more likely than not that it will be able to realize its deferred tax assets prior to expiration.  As of December 31, 2013 the Company has recorded a valuation allowance in the amount of $2.6 million against the portion of its federal and state net operating losses associated with JGWPT Holdings, Inc. that it has determined is not more likely than not of being realized.

As of December 31, 2013 and 2012 the Company had no gross unrecognized tax benefits.  The Company does not expect any material increase or decrease in its gross unrecognized tax benefits during the next twelve months.  If and when the Company does record unrecognized tax benefits in the future, any interest and penalties

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

related to these unrecognized tax benefits will be recorded in the income tax expense line in the applicable statement of operations.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2013, the Company and its subsidiaries’ U.S. federal income tax returns for the years 2010 through 2013 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2009 through 2013. Currently, no tax authorities are auditing the Company on any income tax matters.

21. Share-based Compensation

JGWPT Holdings, Inc. Stock Options and Restricted Common Stock

In connection with the IPO and reorganization, the Company adopted the JGWPT Holdings Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”). Under the 2013 Incentive Plan, stock options, restricted stock, restricted stock units, and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company.  At December 31, 2013, 2.6 million shares of unissued Class A common stock of JGWPT Holdings Inc. were available for granting under this plan.

As of December 31, 2013, the Company had granted non-qualified stock options to its employees and restricted stock shares to independent directors under the 2013 Incentive Plan. The Company recognizes compensation cost net of a forfeiture rate within the consolidated statement of operations for only those awards expected to vest. The company estimates the forfeiture rate based on its expectations about future forfeitures.

 Options were granted to purchase the Company’s Class A common stock at exercise prices equal to or greater than the fair value market value on the date of grant, have a contractual term of ten years, and vest in equal annual installments over a five-year period following the date of grant, subject to the holder’s continued employment with the Company through the applicable vesting date.   Restricted stock granted to directors under the 2013 Incentive Plan cliff vest on the first anniversary after the grant date.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes valuation model for options granted during the year ended December 31, 2013 were as follows:

Year ended December 31, 2013
Weighted average fair value of grant	$6.55
Risk-free interest rate	1.87%
Expected volatility	45.0%
Expected life of options in years	6.5
Expected dividend yield	-

The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the year ended December 31, 2013, the Company recognized less than $0.1 million of share based compensation expense in connection with the stock options under the 2013 Incentive Plan.

A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of December 31, 2012	-	-	-	-
Granted	264,047	$14.00	9.87	$0.9
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2013	264,047	14.00	9.87	0.9
Outstanding and expected to vest as of December 31, 2013	251,106	14.00	9.87	0.9
Vested as of December 31, 2013	-	-	-	-

The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of the Company’s Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercise their options on December 31, 2013. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. As of December 31, 2013, $1.6 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 4.9 years.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

A summary of restricted stock activity for the year ended December 31, 2013 is as follows:

		Weighted-
	Restricted	Average Grant-
	Stock Shares	Date Fair Value
Outstanding as of December 31, 2012	-	$-
Granted	7,858	14.00
Exercised	-	-
Forfeited	(3,929)	14.00
Outstanding as of December 31, 2013	3,929	14.00

The fair value of restricted stock is determined based on the trading price of the Company’s Class A common shares on the date of grant. The aggregate weighted-average grant date fair value of the restricted stock granted in the year ended December 31, 2013 was $0.1 million. As of December 31, 2013, there was $0.1 million of total unrecognized compensation cost relating to outstanding restricted stock granted under the 2013 Incentive Plan that is expected to be recognized over a weighted average period of 0.9 years. None of the restricted stock shares were vested as of December 31, 2013.

The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During the year ended December 31, 2013, the Company recognized less than $0.1 million of share based compensation expense in connection with the restricted stock granted under the 2013 Incentive Plan.

J.G. Wentworth, LLC Class A Management Profit Interests and JGWPT Holdings, LLC Class B Management Profit Interests

JGWPT Holdings, LLC Class B Management Profit Interests (“Class B Management Interests”)

Effective July 12, 2011, Holdings LLC adopted the JGWPT Holdings, LLC 2011 Equity Compensation Plan (the “Plan”).  The purpose of the Plan was to provide eligible participants, as defined in the Plan, with an opportunity to acquire equity interests of Holdings LLC designated as common interests and to receive grants of equity interests of Holdings LLC’s designated as Class B Management Interests subject to the terms and provisions of the Amended and Restated Limited liability Company Agreement of Holdings LLC.

The Class B Management Interests were subject to forfeiture restrictions that lapsed in equal 20% installments over a five-year period, subject to the recipient’s continued employment.

The aggregate weighted average grant-date fair value of Class B Management Interests granted during the years ended December 31, 2013 and 2012 was $1.5 million and $2.6 million, respectively.  The aggregate weighted average grant-date fair value of Class B Management Interests for which forfeiture restrictions lapsed during the years ended December 31, 2013 and 2012 was $0.5 million and $0.4 million, respectively.

On November 14, 2013 and in connection with the IPO and reorganization (Note 2), each Class B Management Interest was converted into newly issued Holdings LLC Restricted Common Interests (with a corresponding equal number of shares of Class B common stock) in a manner that reflected the percentage of Holdings, LLC owned by the Class B Management Interest holders, and taking into account their current

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

distribution entitlement and the fair value of Holdings, LLC at the time of the IPO based on the IPO offering price. A substantial amount of these converted interests remain subject to forfeiture and will only vest if the holder remains employed through the applicable period.  A summary of Class B Management Interest activity from January 1, 2013 through November 14, 2013 (the date such interests were converted into newly issued Holdings LLC Restricted Common Interests) is as follows:

	Outstanding at December 31, 2012	Granted during the period January 1 - November 14, 2013	Forfeited during the period January 1 - November 14, 2013	Converted to Restricted Common Interests	Outstanding at December 31, 2013
Tranche B-1	883,345	-	(48,105)	(835,240)	-
Tranche B-1a	-	217,500		(217,500)	-
Tranche B-2	629,075	50,000	(25,575)	(653,500)	-
Tranche B-3	527,955	50,000	(4,000)	(573,955)	-
Tranche B-4	495,000	-	-	(495,000)	-
	2,535,375	317,500	(77,680)	(2,775,195)	-

The following table summarizes the conversion of Class B Management Interests into Holdings LLC Restricted Common Interests on November 14, 2013 in connection with the IPO and reorganization:

	Outstanding at November 14, 2013	Derived Conversion Factor	Restricted Common Interests at November 14, 2013
Tranche B-1	835,240	1.108223	925,632
Tranche B-1a	217,500	0.426041	92,664
Tranche B-2	653,500	-	-
Tranche B-3	573,955	-	-
Tranche B-4	495,000	-	-
	2,775,195	-	1,018,296

As of November 14, 2013, the B-2, B-3 and B-4 Management Interests had no value and were extinguished. As a result, Holdings LLC recognized $0.4 million in additional stock compensation expense in 2013 which represented the previously unrecognized compensation expense associated with the Class B Management Interests that were extinguished.

J.G. Wentworth, LLC Class A Management Profit Interests (“Class A Management Interests”)

Prior to July 11, 2011, J.G. Wentworth, LLC had granted Class A Management Interests to certain employees that were similar in nature to the Class B Management Interests. In 2009 and 2010, J.G. Wentworth, LLC issued Tranche A-1, Tranche A-2, Tranche A-3, and Tranche A-4 Management Profit Interests to certain employees. In July 2010, the J.G. Wentworth operating agreement was amended to bifurcate the Tranche A-1 into two sub-tranches. Tranche A-1a represented A-1a profit interests issued in 2009 and early 2010 and Tranche A-1b represented A-1 profit interests issued in July 2010 and later.

On July 12, 2011 and in conjunction with the OAC Merger (Note 2), all the outstanding Class A Management Profit Interests were converted into restricted common interests.  The conversion ratios for the Class A Management Interests were determined using the pro-rata distribution amounts available by tranche based on the estimated fair

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

value of the Company’s equity on the conversion date.  The following table summarizes the conversion of the Class A Management Interests into restricted common interests on July 12, 2011:

			Restricted
	Outstanding at	Derived	Common
	July 12,	Conversion	Interests
	2011	Factor	at July 12, 2011
Tranche A-1a	746,900	108.40363	6,890.0
Tranche A-1b	171,750	108.40363	1,584.4
Tranche A-2	700,500	340.88253	2,055.0
Tranche A-3	710,500	-	-
Tranche A-4	695,500	-	-
	3,025,150		10,529.3

The restricted common interests were subject to forfeiture restrictions that lapsed in 20% installments over a five year period, subject to the recipient’s continued employment.

The aggregate weighted average grant-date fair value of Class A Management Interests granted during the year ended December 31, 2011 was immaterial.  No Class A Management Interests were issued in either 2012 or 2013. The aggregate weighted average grant-date fair value of Class A Management Interests for which forfeiture restrictions lapsed during the years ended December 31, 2013,  2012 and 2011 was $0.9 million, $1.0 million, and $1.1 million, respectively.

Similar to the Class B Management Interests, each restricted common interest was converted on November 14, 2013 into newly issued Holdings LLC Restricted Common Interests in a manner that reflected the percentage of Holdings LLC that were owned by the restricted common interest holders, taking into account the fair value of Holdings LLC at the time of the IPO and based on the IPO offering price.  A summary of restricted common interest activity from January 1, 2013 through November 14, 2013 (the date such interests were converted into newly issued Holdings LLC Restricted Common Interests) is as follows:

Restricted common interests
Outstanding as of December 31, 2012	9,477.5
Granted during the period January 1 - November 14, 2013	-
Forfeited during the period January 1 - November 14, 2013	(307.0)
Converted to Restricted Common Interests	(9,170.5)
Outstanding as of November 14, 2013	-

Each restricted common interest was converted into newly issued Holdings LLC Restricted Common Interests at the derived conversion factor of 72.0, which resulted in 660,276 Restricted Common Interests being issued and outstanding as of November 14, 2013.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Restricted Common Interests

The following table summarizes the activity of Restricted Common Interests that were issued as a result of the conversion of Class A Management Profit Interests (subsequently converted into restricted common interests) and Class B Management Profit Interests from November 14, 2013 (the date of the IPO and reorganization) through December 31, 2013:

	Restricted Common Interests	Weighted Average Grant-Date Fair Value (a)
Oustanding as of November 14, 2013	1,678,572	$4.94
Granted	-	-
Forfeited	(17,518)	3.14
Outstanding as of December 31, 2013	1,661,054	$4.95
Outstanding and expected to vest as of December 31, 2013	1,640,954	$4.98
Vested as of December 31, 2013	870,410	$5.18

(a) The weighted average grant-date fair value is stated in terms of dollar per converted Restricted Common Unit.

Total stock compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 related to the former Class A and B Management Profit Interests that were converted into Restricted Common Interests on November 14, 2013 was $1.3 million, $1.8 million, and $1.3 million, respectively.  As of December 31, 2013, there was $3.2 million of unrecognized compensation cost related to outstanding Restricted Common Interests that is expected to be recognized over a weighted average period of 1.1 years.

22. Risks and Uncertainties

The Company’s finance receivables are primarily obligations of insurance companies. The exposure to credit risk with respect to these finance receivables is generally limited due to the large number of insurance companies of generally high credit quality comprising the receivable base, their dispersion across geographical areas, and possible availability of state insurance guarantee funds. As of December 31, 2013 and 2012, three insurance companies and related subsidiaries, rated A or better, comprised approximately 33% and 31%, respectively, of the gross finance receivables balance. The Company is also subject to numerous risks associated with structured settlements. These risks include, but are not limited to, restrictions on assignability of structured settlements, potential changes in the U.S. tax law related to taxation of structured settlements, diversion by a seller of scheduled payments to the Company, and other potential risks of regulation and/or legislation. A majority of states have regulated the business by passing statutes that govern the sale of structured settlement payments. Generally, the laws require a court approval to consummate a sale. The Company’s earnings are dependent upon the fair value of the finance receivables it purchases relative to the value it can obtain by financing these assets in securitization or other transactions. Accordingly, earnings are subject to risks and uncertainties surrounding exposure to changes in the interest rate environment, competitive pressures affecting the ability to maintain sufficient effective purchase yields, and the ability to sell or securitize finance receivables at profitable levels in the future.  For the years ended December 31, 2013, 2012 and 2011, the Company’s structured settlement business accounted for 88%, 89%, and 98% of total revenue, respectively.

23. Commitments and Contingencies

In accordance with the SRF6 facility, the Company was required to fund a Hedge Breakage Reserve Account to the extent that the Lender entered into hedges and such hedges subsequently incurred negative valuations.    The Lender also had a Right of First Refusal to purchase 25% of any securitization notes at current market terms when such a securitization contained Eligible Receivables financed under the SRF6 Loan Agreement. In October 2013 and in connection with its 2013-3 securitization, the Company fully repaid and terminated the SRF6 facility (Note 16).  As of December 31, 2013 and 2012, the Hedge Breakage Reserve Account had a balance of $0 and $11.8 million, respectively.

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that meet certain eligibility criteria.  The Arrangement called for the counterparty to utilize funds raised of up to $50.0

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

million to purchase LCSS assets from the Company.  The Arrangement expired on June 30, 2012.  For the year ended December 31, 2012, the counterparty purchased approximately $3.2 million of LCSS assets, respectively from the Company which substantially met the counterparty’s current purchase capacity.  Pursuant to the Arrangement, the Company also has a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gives the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets.  The borrowing capacity is capped at a percentage of total funds raised by the counterparty or $11.3 million, whichever is lower.  As of December 31, 2013 and 2012, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $9.1 million and $8.6 million, respectively and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s consolidated balance sheets (Note 9).

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

24. Employee Benefit Plan

The Company maintains a Savings Plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers all employees who have attained 21 years of age and achieved three months of employment. Under the Plan, matching contributions are at the discretion of the Board of Directors. During the years ended December 31, 2013 and 2012, the matching contributions by the Company were 50% on the first 8% of compensation contributed on a per pay basis. Employee benefit plan expense was included in compensation and benefits expense in the Company’s consolidated statements of operations and was as follows:

	2013	2012	2011
		(Dollars in thousands)
Employee benefit plan expense	$505	$525	$346

25. Segment Reporting

ASC 280, Segment Reporting, establishes standards for segment reporting in the financial statements. Management has determined that all of the operations have similar economic characteristics and may be aggregated into a single segment for disclosure under ASC 280.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

26. Restructure Expense

In April 2013, the Company announced its intention to close its Boynton Beach office.  In connection with the announcement, the Company recorded a restructure charge of $3.6 million for primarily severance and related expense. The $3.6 million charge for the year ended December 31, 2013 was recorded in the following statement of operations line items: compensation and benefits, $2.9 million; and general and administrative, $0.7 million.  The associated workforce reductions were substantially complete as of December 31, 2013.  A reconciliation of the associated restructuring liability is as follows:

Total
(Dollars in thousands)
Balance at December 31, 2012	$-
Restructure expense	3,625
Payments for restructure charges	(2,704)
Balance at december 31, 2013	$921

27. Earnings per share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. In accordance with ASC 260, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends and participate in the undistributed earnings with the common stockholders are considered participating securities. The shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. Further, EPS for the periods prior to the IPO is not presented since the Company was not a public company and did not have any participating securities.

In connection with the IPO, an aggregate of 264,047 stock options were granted to certain employees and members of the board of directors but were not included in the computation of earnings per common share because they were antidilutive.

Additionally, as discussed in Note 2, Holdings LLC’s existing common interest holders also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein) to exchange their common interests for shares of the Company’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These shares were also excluded from the computation of earnings per common share because they were antidilutive.

The following table shows how the loss per common share attributable to JGWPT Holdings Inc. was computed for the period November 14, 2013 through December 31, 2013:

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)	November 14, 2013 through December 31, 2013
Basic loss per share computation:
Net loss attributable to holders of JGWPT Holdings Inc. Class A common stock	$(5,577)
Weighted average shares of Class A common stock	10,395,574
Basic loss per share of JGWPT Holdings Inc. Class A common stock	$(0.54)
Diluted loss per share computation:
Net loss attributable to JGWPT Holdings Inc. for diluted loss per share	$(5,577)
Weighted average shares of Class A common stock	10,395,574
Add dilutive effect of the following:
Stock options	-
Assumed conversion of Holdings LLC common interests and warrants for Class A common stock	-
Dilutive weighted average shares of Class A common stock	10,395,574
Diluted loss per share of Class A common stock	$(0.54)

28. Stockholders’ Equity

Refer to the description of the IPO and Reorganization as described in Note 2 for further information regarding the current capital structure of the Company.

The Company’s authorized capital stock consists of 500,000,000 shares of Class A common stock, par value $.00001 per share, 500,000,000 shares of Class B common stock, par value $.00001 per share, 500,000,000 shares of Class C common stock, par value $.00001 per share, and 100,000,000 shares of blank check preferred stock.

As of December 31, 2013, there were 11,220,358 shares of the Company’s Class A common stock issued and 11,216,429 shares outstanding. Additionally, there were 14,001,583 and 13,984,065 shares of the Company’s Class B common stock issued and outstanding, respectively, as of December 31, 2013.

Class A Common Stock

Class A stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Class A stockholders are entitled to share ratably (based on the number of shares of Class A common stock held) if and when any dividend is declared by the JGWPT Holdings Inc.’s board of directors.  Upon dissolution, liquidation or winding up, Class A stockholders are entitled to a pro rata distribution of any assets available for distribution to common stockholders.  Class A stockholders do not have preemptive, subscription, redemption or conversion rights.

Class B Common Stock

Shares of Class B common stock will only be issued in the future to the extent that additional common interests are issued by Holdings LLC, in which case JGWPT Holdings Inc. would issue a corresponding number of shares of Class B common stock.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

Class B stockholders are entitled to ten votes for each share held of record on all matters submitted to a vote of stockholders.  Class B common stockholders do not have any right to receive dividends and upon liquidation, dissolution or winding up, will only be entitled to receive an amount per share equal to the $0.00001 par value. Class B stockholders do not have preemptive rights to purchase additional shares of Class B common stock.

Subject to the terms and conditions of the operating agreement of Holdings LLC, each Common Interestholder has the right to exchange their common interests in Holdings LLC together with the corresponding number of shares of Class B common stock, for shares of Class A common stock, or at the option of Holdings LLC, cash equal to the market value of one share of JGWPT Holdings Inc.’s Class A common stock.

Class C Common Stock

Class C stockholders generally are not entitled to vote on any matters. Class C stockholders are entitled to share ratably (based on the number of shares of Class C common stock held) if and when any dividend is declared by the Company’s board of directors.  Upon dissolution, liquidation or winding up, Class C stockholders will be entitled to a pro rata distribution of any assets available for distribution to common stockholders (except the de minimis par value of the Class B common stock). Class C stockholders do not have preemptive rights to purchase additional shares of Class C common stock.

Subject to the terms and conditions of the operating agreement of Holdings LLC, PGHI Corp. and its permitted transferees have the right to exchange the non-voting common interests in Holdings LLC they hold for shares of Class C common stock, or at the option of Holdings LLC, cash equal to the market value of JGWPT Holdings Inc.’s Class C common stock.

Each share of Class C common stock may, at the option of the holder, be converted at any time into a share of Class A common stock on a one-for-one basis.

Preferred Stock

JGWPT Holdings Inc.’s certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock.  No preferred stock had been issued or was outstanding as of December 31, 2013.

Warrants Issued to PGHI Corp.

In connection with the IPO and restructuring, the Class C Profits Interests of Holdings LLC held by PGHI Corp. were cancelled and holders received in-exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share.  The warrants issued in respect of the Tranche C-2 profits interests also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share.  All of the warrants issued are exercisable beginning on May 13, 2014 (i.e., 180 days after the consummation of the IPO), terminate on January 8, 2022, and may not be transferred.

29. Non-controlling Interests

JGWPT Holdings Inc. consolidates the financial results of Holdings LLC whereby it records a non-controlling interest for the economic interest in Holdings LLC held by the Common Interestholders (see Note 2). Pursuant to an agreement between JGWPT Holdings Inc. and Holdings LLC, anytime JGWPT Holdings Inc. cancels, issues or repurchases shares of its Class A common stock, Holdings LLC enters into an equivalent common interest transaction with JGWPT Holdings Inc. In addition, anytime Common Interestholders exchange their

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to Consolidated Financial Statements

common interests for shares of JGWPT Holdings Inc.’s Class A common stock, Holdings LLC is required to transfer an equal amount of common interests to JGWPT Holdings Inc. Changes in the non-controlling and JGWPT Holdings Inc.’s interests in Holdings LLC for the period November 14, 2013 through December 31, 2013 are presented in the following table:

	Total Common Interests Held By:

	JGWPT Holding Inc.	Non-controlling Interests	Total
Common interests issued in connection with initial public offering and reorganization	9,750,000	18,362,206	28,112,206
Common interests issued to Directors	7,858		7,858
Common interests issued in connection with exercise of over-allotment	1,462,500		1,462,500
Common interests forfeited	(3,929)	(17,518)	(21,447)
Balance as of December 31, 2013	11,216,429	18,344,688	29,561,117

30. Subsequent Events

On February 10, 2014, the Company priced its 2014-1 securitization. The aggregate issuance amount of the 2014-1 securitization was $233.9 million and the discount rate was 4.24%. The 2014-1 securitization closed on February 18, 2014.

On March 18, 2014, the Company amended the terms of its $50 million permanent financing related to the 2011-A noted issued by JGW-S LC II, LLC to, among other things, increase the maximum borrowing capacity to $100 million.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintain adequate controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder   Matters

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(a)(3) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of JGWPT Holdings Inc.**
3.2	Amended and Restated Bylaws of JGWPT Holdings Inc.**
4.1	Specimen Class A common stock certificate of JGWPT Holdings Inc.*
4.2	Warrant Certificate No. 1, issued to PGHI Corp. on November 14, 2013.**
4.3	Warrant Certificate No. 1, issued to PGHI Corp. on November 14, 2013.**
4.3	Registration Rights Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., JLL JGW Distribution, LLC and JGW Holdco, LLC and the other stockholders signatory thereto.**
4.4	Voting Agreement, dated as of November 14, 2013, by and among JLL JGW Distribution, LLC, JGW Holdco, LLC, PGHI Corp., and the other stockholders named therein.**
4.5	Director Designation Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., JLL JGW Distribution, LLC, JGW Holdco, LLC and PGHI Corp.**
4.6

Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of February 8, 2013*

4.7

First Amendment to Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer*

4.8

Second Amendment to Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer***

9.1	Voting Trust Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., the trustees named therein, and the stockholders named therein.**
10.1	Amended and Restated Limited Liability Company Agreement, dated as of November 13, 2013, of JGWPT Holdings, LLC.**
10.2

Tax Receivable Agreement, dated as of November 14, 2013, by and among JGWPT Holdings Inc., JLL JGW Distribution LLC, JGW Holdco, LLC, Candlewood Special Situations Fund L.P., R3 Capital Partners Master, L.P., The Royal Bank of Scotland PLC, DLJ Merchant Banking Funding, Inc., PGHI Corp., David Miller, Randi Sellari, and Stefano Sola and, to the extent described therein, JLL Fund V AIF II, L.P. and the shareholders of PGHI Corp.**

10.3	Administrative Services Agreement, dated as of July 12, 2011, by and between Settlement Funding, LLC and PGHI Corp.*

10.4	Custodial Agreement, dated July 12, 2011, by and between J.G. Wentworth, LLC and PGHI Corp.*
10.5	Employment Agreement by and between J.G. Wentworth, LLC and David Miller, dated November 1, 2010, as amended March 11, 2013*#
10.6	Amended and Restated Employment Agreement by and between J.G. Wentworth, LLC and Randi Sellari, dated July 23, 2007*#
10.7	Employment Agreement by and between JGWPT Holdings, LLC and John Schwab, dated March 26, 2013*#
10.8	Severance Arrangement by and between JG Wentworth, LLC and John Schwab, dated March 26, 2013*#
10.9

Agreement and Plan of Merger, dated as of February 19, 2011, by and among JGWPT Holdings, LLC, J.G. Wentworth, LLC, Peach Acquisition LLC, PeachHI, LLC, PGHI Corp. and Orchard Acquisition Company LLC, as amended*

10.10

Lease by and between Radnor Properties-201 KOP, L.P. and Green Apple Management Company, LLC, dated September 9, 2010, as amended by the First Amendment, dated February 21, 2011, the Second Amendment, dated January 9, 2012, the Third Amendment, dated August 23, 2012, and the Fourth Amendment, dated March 29, 2013*

10.11	Form of JGWPT Holdings Inc. 2013 Omnibus Incentive Plan*#
10.12	Form of JGWPT Holdings Inc. 2013 Omnibus Incentive Plan Stock Option Agreement (Employees)*
10.13	Form of JGWPT Holdings Inc. 2013 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors)*
10.14	Form of Director Indemnification Agreement*
21.1	Subsidiaries of JGWPT Holdings Inc.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Rules 13a-14(a)
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Rules 13a-14(a)
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*

Filed as an exhibit to JGWPT Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

**	Filed as an exhibit to JGWPT Holdings Inc.’s Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated by reference herein.
***	Filed as an exhibit to JGWPT Holdings Inc.’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on December 9, 2013, and incorporated by reference herein.
#	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JGWPT HOLDINGS INC.

By:	/s/ David Miller
Name:	David Miller
Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Miller	Chief Executive Officer, Chairman and
David Miller	Director (Principal Executive Officer)	March 31, 2014

/s/ John Schwab	Chief Financial Officer, (Principal Financial
John Schwab	and Accounting Officer)	March 31, 2014

/s/ Alexander R. Castaldi
Alexander R. Castaldi	Director	March 31, 2014

/s/ Robert C. Griffin
Robert C. Griffin	Director	March 31, 2014

/s/ Kevin Hammond
Kevin Hammond	Director	March 31, 2014

/s/ Paul S. Levy
Paul S. Levy	Director	March 31, 2014

/s/ William J. Morgan
William J. Morgan	Director	March 31, 2014

/s/ Robert N. Pomroy
Robert N. Pomroy	Director	March 31, 2014

/s/ Francisco J. Rodriguez
Francisco J. Rodriguez	Director	March 31, 2014