Form 10-Q
period 2014-03-31
JGWPT Holdings Inc.
filed 2014-05-15
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s Class A common stock, par value $0.00001 per share, outstanding was 12,881,296 as of May 13, 2014.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. All statements, other than statements of historical fact, are forward-looking statements. You can identify such statements because they contain words such as ‘‘plans,’’ ‘‘expects,’’ or ‘‘does expect,’’ ‘‘budget,’’ ‘‘forecasts,’’ ‘‘anticipates,’’ or ‘‘does not anticipate,’’ ‘‘believes,’’ ‘‘intends,’’ and similar expressions or statements that certain actions, events or results ‘‘may,’’ ‘‘could,’’ ‘‘would,’’ ‘‘might,’’ or ‘‘will,’’ be taken, occur or be achieved. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q reflect management’s current beliefs based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.

A number of factors could cause actual results, performance or achievements to differ materially from the results expressed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. As set forth more fully under “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, these risks and uncertainties include, among other things:

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

•                  the insolvency or downgrade of a material number of structured settlement issuers;

•                  any change in current tax law relating to the tax treatment of structured settlements;

•                  changes to state or federal, licensing and regulatory regimes;

•                  the impact of the March 2014 Consumer Financial Protection Bureau inquiry and any findings or regulations it issues as related to us, our industries, or products or in general;

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

i

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

ii

PART I. FINANCIAL INFORMATION

Explanatory Note

On November 14, 2013, JGWPT Holdings Inc. consummated an initial public offering (the “IPO”), whereby 11,212,500 shares of its Class A common stock, par value $0.00001 per share, were sold to the public.  The aggregate net proceeds received from the IPO were $141.4 million and were used to purchase 11,212,500 common membership interests (the “Common Interests”), of the newly formed JGWPT Holdings, LLC (“Holdings LLC”), representing 37.9% of the then outstanding Common Interests of Holdings LLC.  Concurrently with the consummation of our IPO, (i) the operating agreement of Holdings LLC was amended and restated such that, among other things, JGWPT Holdings Inc. became the sole managing member of Holdings LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to November 14, 2013, JGWPT Holdings Inc. consolidates the financial results of Holdings LLC with its own and reflects the proportional interest in Holdings LLC not held by it as a non-controlling interest in its unaudited condensed consolidated financial statements.

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

Item 1.         Financial Statements

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
	(In thousands, except for shares and per share data)
ASSETS
Cash and cash equivalents	$34,651	$39,061
Restricted cash and investments	214,768	109,338
VIE finance receivables, at fair market value (1)	4,017,985	3,818,704
Other finance receivables, at fair market value	42,147	51,945
VIE finance receivables, net of allowances for losses of $6,832 and $6,443, respectively (1)	116,222	117,826
Other finance receivables, net of allowances for losses of $1,684 and $1,899, respectively	17,835	15,166
Notes receivable, at fair market value (1)	5,855	5,610
Other receivables, net of allowances for losses of $252 and $243, respectively	12,912	13,529
Fixed assets, net of accumulated depreciation of $4,933 and $4,544, respectively	3,232	3,112
Intangible assets, net of accumulated amortization of $18,472 and $17,781, respectively	47,186	47,878
Goodwill	84,993	84,993
Marketable securities	116,682	121,954
Deferred tax assets, net	—	1,830
Other assets	38,600	41,151
Total Assets	$4,753,068	$4,472,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,416	$3,903
Accrued expenses	13,738	21,181
Accrued interest	15,473	14,485
VIE derivative liabilities, at fair market value	71,488	70,296
VIE borrowings under revolving credit facilities and other similar borrowings	55,519	41,274
VIE long-term debt	148,329	150,802
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,666,583	3,431,283
Term loan payable	434,934	434,184
Other liabilities	7,215	7,646
Deferred tax liabilities, net	7,333	1,707
Installment obligations payable	116,682	121,954
Total Liabilities	4,544,710	4,298,715
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 12,037,816 and 12,033,887 issued and outstanding as of March 31, 2014, respectively, 11,220,358 and 11,216,429 issued and outstanding as of December 31, 2013, respectively.	—	—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 14,001,583 and 13,161,563 issued and outstanding as of March 31, 2014, respectively, 14,001,583 and 13,984,065 issued and outstanding as of December 31, 2013, respectively.	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in-capital	75,188	70,236
Retained earnings (accumulated deficit)	3,445	(5,577)
Accumulated other comprehensive income	771	612
Total stockholders’ equity, JGWPT Holdings Inc.	79,404	65,271
Non-controlling interests	128,954	108,111
Total Stockholders’ Equity	208,358	173,382
Total Liabilities and Stockholders’ Equity	$4,753,068	$4,472,097

(1) Pledged as collateral to credit and long-term debt facilities

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except for shares and per share data)
REVENUES

Interest income	$47,822	$42,639
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	87,311	133,598
Loss on swap terminations, net	(574)	(174)
Servicing, broker, and other fees	1,142	1,113
Realized and unrealized gains on marketable securities, net	889	6,077
Other	—	(45)
Total Revenues	$136,590	$183,208

EXPENSES

Advertising	$17,493	$16,454
Interest expense	51,230	42,624
Compensation and benefits	9,286	11,845
General and administrative	4,470	4,135
Professional and consulting	3,444	4,123
Debt issuance	3,001	3,028
Securitization debt maintenance	1,557	1,440
Provision for losses on finance receivables	1,091	1,096
Depreciation and amortization	1,081	1,377
Installment obligations expense, net	1,492	6,750
Total Expenses	$94,145	$92,872
Income before income taxes	42,445	90,336
Provision for income taxes	7,912	631
Net Income	$34,533	$89,705
Less net income attributable to non-controlling interests	25,511
Net income attributable to JGWPT Holdings Inc.	$9,022

Three Months Ended March 31, 2014
Weighted average shares of Class A common stock outstanding:
Basic	11,641,617
Diluted	11,642,283

Net income per share attributable to stockholders of Class A common stock of JGWPT Holdings Inc.
Basic	$0.77
Diluted	$0.77

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$34,533	$89,705
Other comprehensive gain:
Unrealized gains on notes receivable arising during the year	404	154
Total other comprehensive gain	404	154
Total comprehensive income	34,937	89,859
Less: comprehensive income allocated to non-controlling interests	25,756	—
Comprehensive income attributable to JGWPT Holdings Inc.	$9,181	$89,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Accumulated Other Comprehensive	Non-controlling	Retained Earnings (Accumulated	Additional Paid-In-	Common Stock- Class A		Common Stock- Class B		Total Stockholders’
	Income	Interests	Deficit)	Capital	Shares	Dollars	Shares	Dollars	Equity
Balance as of December 31, 2013	$612	$108,111	$(5,577)	$70,236	11,216,429	$—	13,984,065	$—	$173,382
Net income	—	25,511	9,022	—	—	—	—	—	34,533
Share-based compensation	—	304	—	198	3,268	—	(8,312)	—	502
Unrealized gains on notes receivable arising during the period	159	245	—	—	—	—	—	—	404
Exchange of JGWPT Holdings LLC common interests into Class A common stock	—	(4,936)	—	4,936	814,190	—	(814,190)	—	—
Other initial public offering costs	—	(281)	—	(182)	—	—	—	—	(463)
Balance as of March 31, 2014	$771	$128,954	$3,445	$75,188	12,033,887	$—	13,161,563	$—	$208,358

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$34,533	$89,705
Adjustments to reconcile net income to net cash used in operating activities:
Provision for losses on finance and other receivables	1,091	1,096
Depreciation	389	500
Amortization of finance receivables acquisition costs	85	3
Amortization of intangibles	692	877
Amortization of debt issuance costs	1,949	1,104
Change in unrealized gains/losses on finance receivables	(165,714)	(289,987)
Change in unrealized gains/losses on long-term debt	76,940	167,692
Change in unrealized gains/losses on derivatives	1,463	(11,303)
Net proceeds from sale of finance receivables	—	473
Purchases of finance receivables	(100,678)	(100,961)
Collection on finance receivables	121,641	112,403
Gain on sale of finance receivables	—	(20)
Recoveries of finance receivables	60	—
Accretion of interest income	(47,636)	(42,400)
Accretion of interest expense	(7,045)	(10,463)
Share-based compensation expense	502	629
Change in marketable securities, net	(889)	(6,077)
Installment obligations expense, net	1,492	6,750
Change in fair value of life settlement contracts	—	65
Premiums and other costs paid, and proceeds from sale of life settlement contracts	—	(232)
Deferred income taxes	7,456	266
Increase (decrease) in operating assets:
Restricted cash and investments	(105,430)	(79,289)
Other assets	894	(1,703)
Other receivables	617	(1,039)
Increase (decrease) in operating liabilities:
Accounts payable	3,513	(3,150)
Accrued expenses	(7,443)	4,404
Accrued interest	988	5,198
Other liabilities	(431)	(181)
Net cash used in operating activities	$(180,961)	$(155,640)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Purchase of intangible assets	$—	$(125)
Receipts from notes receivable	159	1,222
Collections on notes receivable from affiliate	—	5,243
Purchase of fixed assets, net of sales proceeds	(509)	(872)
Net cash provided by (used in) investing activities	$(350)	$5,468
Cash flows from financing activities:
Distributions of member’s capital	—	(309,612)
Payments of initial public offering expenses	(463)	—
Issuance of VIE long-term debt	237,793	220,801
Payments for debt issuance costs	(292)	(15,065)
Payments on lease obligations	—	(258)
Repayment of long-term debt and derivatives	(74,382)	(62,642)
Gross proceeds from revolving credit facility	94,789	85,509
Repayments of revolving credit facilities	(80,544)	(90,783)
Issuance of installment obligations payable	—	243
Purchase of marketable securities	—	(243)
Repayments of installment obligations payable	(6,764)	(5,755)
Proceeds from sale of marketable securities	6,764	5,755
Repayments under term loan	—	(142,441)
Net proceeds from new term loan	—	409,425
Net cash provided by financing activities	$176,901	$94,934
Net decrease in cash	(4,410)	(55,238)
Cash and cash equivalents at beginning of the period	39,061	103,137
Cash and cash equivalents at the end of the period	$34,651	$47,899

Supplemental disclosure of cash flow information:
Cash paid for interest	$54,385	$46,508
Capital distributions	$—	$309,612
Supplemental disclosure of noncash items:
Non-cash asset distribution of member’s capital	$—	$16,265

The accompanying notes are an integral part of these unaudited  condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Background and Basis of Presentation

Organization and Description of Business Activities

JGWPT Holdings Inc., a Delaware holding company incorporated on June 21, 2013, provides liquidity to individuals with financial assets such as structured settlements, annuities, and lottery winnings, among others, by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets.  The Company also provides pre-settlement funding to people with pending personal injury claims.

The Company, operating through its subsidiaries and affiliates, has its principal office in Radnor, Pennsylvania. The Company engages in warehousing and subsequent resale or securitization of these various financial assets. The Company operates through its managing membership interest in Holdings LLC, the Company’s sole operating asset.  Holdings LLC is a minority-owned, controlled and consolidated subsidiary of the Company.  Holdings LLC’s sole asset is its membership interest in J.G. Wentworth, LLC.

Prior to the completion of the Company’s reorganization and IPO on November 14, 2013, described in Note 2, Holdings LLC was primarily owned by its members, JLL JGW Distribution, LLC, a Delaware limited liability company, and J.G. Wentworth, Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X and do not include all of the information required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the entire year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts reported in the unaudited condensed consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity (“VIE”) and other finance receivables, at fair market value, VIE derivative liabilities at fair market value, VIE long-term debt issued by securitization and permanent financing trusts at fair market value, intangible assets and goodwill. Actual results could differ from those estimates and such differences could be material. These interim financial statements should be read in conjunction with the Company’s 2013 audited consolidated financial statements that are included in its Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, including those entities that are considered VIEs, and where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Excluded from the unaudited condensed consolidated financial statements of the

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Company are those entities that are considered VIEs and where the Company has been deemed not to be the primary beneficiary according to ASC 810.

As indicated above, the Company operates and controls all of the businesses and affairs of Holdings LLC and its subsidiaries.  As such, Holdings LLC meets the definition of a VIE under ASC 810.  Further, the Company is the primary beneficiary of Holdings LLC as a result of its control over Holdings LLC. As the primary beneficiary of Holdings LLC, the Company consolidates the financial results of Holdings LLC and records a non-controlling interest for the economic interest in Holdings LLC not owned by the Company. The Company’s and the non-controlling Common Interestholders’ economic interest in Holdings LLC was 40.7% and 59.3%, respectively, as of March 31, 2014.  The Company’s and the non-controlling Common Interestholders’ economic interest in Holdings LLC was 37.9% and 62.1%, respectively, as of December 31, 2013.

Net income attributable to the non-controlling interest in the unaudited condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Holdings LLC held by the non-controlling Common Interestholders. Non-controlling interest in the unaudited condensed consolidated balance sheets represents the portion of equity attributable to the non-controlling interests of Holdings LLC. The allocation of equity to the non-controlling interests in Holdings LLC is based on the percentage owned by the non-controlling interest in the entity.

All material inter-company balances and transactions are eliminated in consolidation.

2. Business Changes and Developments

Initial Public Offering & Reorganization

On November 14, 2013, the Company consummated an IPO whereby 11,212,500 shares of Class A common stock were sold to the public for net proceeds of $141.3 million, after payment of underwriting discounts and offering expenses. The 11,212,500 shares sold were inclusive of 1,462,500 Class A common stock sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013. The net proceeds from the IPO were used to purchase 11,212,500 newly issued Common Interests directly from Holdings LLC representing 37.9% of the then outstanding membership Common Interests. Concurrent with the consummation of the Company’s IPO, the Company amended and restated its certificate of incorporation to provide for, among other things, the issuance of shares of Class A common stock, shares of “vote only” Class B common stock, par value $0.00001 per share, and shares of Class C common stock, par value $0.00001 per share. Also concurrent with the consummation of the Company’s IPO, Holdings LLC merged with and into a newly formed subsidiary of the Company and the surviving, newly formed subsidiary changed its name to JGWPT Holdings, LLC.

Pursuant to this merger, the operating agreement of Holdings LLC was amended and restated such that, among other things, (i) the Company became the sole managing member of Holdings LLC, (ii) Holdings LLC common interests became exchangeable for one share of Class A common stock, or in the case of PGHI Corp., one share of the Company’s Class C common stock.  Additionally, in connection with merger, each holder of Holdings LLC common interests, other than PGHI Corp., was issued an equivalent number of shares of the Company’s “vote-only” Class B common stock. As a result of these transactions, as of and subsequent to November 14, 2013, the Company consolidates the financial results of Holdings LLC with its own and reflects the membership interest in Holdings LLC it does not own as a non-controlling interest in its consolidated financial statements.

Tax Receivable Agreement

Holders of Common Interests (the “Common Interestholders”) may exchange their common interests for shares of JGWPT Holdings Inc. Class A common stock or, in the case of PGHI Corp., shares of JGWPT Holdings Inc. Class C common stock, on a one-for-one basis or, in each case, at the option of Holdings LLC, cash.  Holdings LLC is expected to make an election under Section 754 of the Internal Revenue Code of 1986, which may result in

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

an adjustment to the JGWPT Holdings Inc.’s share of the tax basis of the assets owned by Holdings LLC at the time of such initial sale of and subsequent exchanges of Common Interests. The sale and exchanges may result in increases in the JGWPT Holdings Inc.’s share of the tax basis of the tangible and intangible assets of Holdings LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that JGWPT Holdings Inc. would otherwise be required to pay in the future.

In connection with our IPO, JGWPT Holdings Inc. entered into a tax receivable agreement with Common Interestholders who held in excess of approximately 1% of the Common Interests outstanding immediately prior to the IPO. The tax receivable agreement requires JGWPT Holdings Inc. to pay those Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that JGWPT Holdings Inc. actually realizes in any tax year beginning with 2013 from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Holdings LLC common interests for shares of Class A or Class C common stock (or cash).  The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to JGWPT Holdings Inc. for operations and to make future distributions to holders of Class A common stock.

For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing JGWPT Holdings Inc.’s actual income tax liability for a covered tax year to the amount of such taxes that the JGWPT Holdings Inc. would have been required to pay for such covered tax year had there been no increase to the JGWPT Holdings Inc.’s share of the tax basis of the tangible and intangible assets of Holdings LLC as a result of such sale and any such exchanges and had JGWPT Holdings Inc. not entered into the tax receivable agreement. The tax receivable agreement continues until all such tax benefits have been utilized or expired, unless JGWPT Holdings Inc. exercises its right to terminate the tax receivable agreement upon a change of control for an amount based on the remaining payments expected to be made under the tax receivable agreement.

3. Recently Issued Accounting Statements

Effective January 1, 2014, the Company adopted ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. This adoption of ASU 2013-11 did not materially impact the Company’s financial statements.

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

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The debt issued by the Company’s securitization VIEs is reported on the Company’s condensed consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value (“VIE securitization debt”).  The VIE securitization debt is recourse solely to the VIE finance receivables held by such special purpose entities (“SPEs”) (Note 6 and 7) and thus is non-recourse to the other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. As a result of the long lives of many finance receivables purchased and securitized by the Company, most consolidated VIEs have expected lives in excess of 20 years.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

For assets and liabilities measured at fair value in the unaudited condensed consolidated financial statements:

Marketable securities — The estimated fair value of investments in marketable securities is based on quoted market prices.

VIE and other finance receivables and VIE long-term debt issued by securitization and permanent financing trusts, at fair market value — The estimated fair value of VIE and other finance receivables and VIE long-

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

term debt issued by securitization and permanent financing trusts, at fair value is determined based on a discounted cash flow model using expected future collections discounted at a calculated rate as described below.

For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the “Trusts”).  The waterfall includes fees to operate the Trusts (servicing fees, admin fees, etc.), note holder principal and note holder interest.  Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation (Note 10). The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the Company’s retained interest holders.

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts.  The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread using the Company’s most recent securitization as a benchmark.  The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value. The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate; this rate is used to determine the value of the finance receivables’ asset cash flows.  In addition, the Company considers transformation cost and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows.  The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche (6.77% and 7.85% as of March 31, 2014 and December 31, 2013, respectively, with a weighted average life of 20 years as of both dates).

The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation.  Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair market value in the Company’s condensed consolidated balance sheets.  The associated debt’s projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair market value.

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

Notes receivable, at fair market value — The fair values of notes receivable are determined based on the discounted present value of future expected cash flows using management’s best estimates of the key assumptions regarding credit losses and discount rates determined to be commensurate with the risks involved. The Company does not expect prepayment on the finance receivables underlying the notes receivable and accordingly, no significant change in the fair value is expected as a result of prepayment.  The notes receivable are expected to

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

mature in 2018.  As of March 31, 2014, the amortized cost and fair value of the notes receivable was $5.7 million and $5.9 million, respectively. As of December 31, 2013, the amortized cost and fair value of the notes receivable was $6.2 million and $5.6 million, respectively.

VIE derivative liabilities, at fair value — The fair value of interest rate swaps, is based on pricing models which consider current interest rates, and the amount and timing of cash flows (Note 12).

Assets and liabilities for which fair value is only disclosed:

VIE and other finance receivables, net of allowance for losses — The fair value of structured settlement, annuity, and lottery receivables was estimated based on the present value of future expected cash flows using discount rates commensurate with the risks involved.  The fair value of presettlement funding transactions and attorney cost financing was based on expected losses and historical loss experience associated with the respective receivables using management’s best estimates of the key assumptions regarding credit losses.

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

Term loan payable — The carrying value of the term loan approximates its fair value.  In December 2013, and in connection with the Company’s repayment of $123.0 million of the new term loan, the new senior secured credit facility was further amended to, among other things, adjust the Company’s interest rate (Note 11).

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

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on the Company’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Total at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
March 31, 2014 (Unaudited):
Assets
Marketable Securities:
Equity securities
US large cap	$40,055	$—	$—	$40,055
US mid cap	9,938	—	—	9,938
US small cap	9,660	—	—	9,660
International	18,564	—	—	18,564
Other equity	973	—	—	973
Total equity securities	79,190	—	—	79,190
Fixed income securities
US fixed income	22,711	—	—	22,711
International fixed income	3,284	—	—	3,284
Other fixed income	29	—	—	29
Total fixed income securities	26,024	—	—	26,024
Other securities
Cash & cash equivalents	8,435	—	—	8,435
Alternative investments	841	—	—	841
Annuities	2,192	—	—	2,192
Total other securities	11,468	—	—	11,468
Total marketable securities	116,682			116,682
VIE and other finance receivables at fair market value	—	—	4,060,132	4,060,132
Notes receivable at fair market value	—	—	5,855	5,855
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$116,682	$—	$4,065,987	$4,182,669

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts at fair market value	—	—	3,666,583	3,666,583
VIE derivative liabilities, at fair market value	—	71,488	—	71,488
Total Liabilities	$—	$71,488	$3,666,583	3,738,071

(1) Included in other assets on the Company’s unaudited condensed consolidated balance sheet.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Total at
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
December 31, 2013:
Assets
Marketable Securities:
Equity securities
US large cap	$41,821	$—	$—	$41,821
US mid cap	9,769	—	—	9,769
US small cap	10,212	—	—	10,212
International	19,938	—	—	19,938
Other equity	936	—	—	936
Total equity securities	82,676	—	—	82,676
Fixed income securities
US fixed income	26,713	—	—	26,713
International fixed income	4,089	—	—	4,089
Other fixed income	29	—	—	29
Total fixed income securities	30,831	—	—	30,831
Other securities
Cash & cash equivalents	5,534	—	—	5,534
Alternative investments	705	—	—	705
Annuities	2,208	—	—	2,208
Total other securities	8,447	—	—	8,447
Total marketable securities	121,954			121,954
VIE and other finance receivables at fair market value	—	—	3,870,649	3,870,649
Notes receivable at fair market value	—	—	5,610	5,610
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$121,954	$—	$3,876,259	$3,998,213

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts at fair market value	—	—	3,431,283	3,431,283
VIE derivative liabilities, at fair market value	—	70,296	—	70,296
Total Liabilities	$—	$70,296	$3,431,283	3,501,579

(1) Included in other assets on the Company’s condensed consolidated balance sheet.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of March 31, 2014 and December 31, 2013, respectively:

				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(Dollars in thousands)
March 31, 2014 (Unaudited):
Assets
VIE and other finance receivables, at fair market value	$4,060,132	Discounted cash flow	Discount rate	2.57% - 12.81% (4.01%)
Notes receivable, at fair market value	5,855	Discounted cash flow	Discount rate	6.77% (6.77%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	11 to 247 months (145) 18.50% (18.50%)
Total Assets	$4,065,987

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,666,583	Discounted cash flow	Discount rate	0.58% - 12.70% (3.69%)
Total Liabilities	$3,666,583

				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(Dollars in thousands)
December 31, 2013:
Assets
VIE and other finance receivables, at fair market value	$3,870,649	Discounted cash flow	Discount rate	2.79% - 13.69% (4.33%)
Notes receivable, at fair market value	5,610	Discounted cash flow	Discount rate	7.85% (7.85%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	14 to 250 months (148) 18.50% (18.50%)
Total Assets	$3,876,259

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,431,283	Discounted cash flow	Discount rate	0.73% - 12.70% (3.94%)
Total Liabilities	$3,431,283

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

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and 2013 were as follows:

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

	VIE and other finance receivables, at fair market value	Life settlement contracts, at fair market value	Notes receivable, at fair market value	Total
	(Dollars in thousands)
Balance as of December 31, 2012	$3,615,188	$1,724	$8,074	$3,624,986
Total gains (losses):
Included in earnings / losses	289,987	(65)	—	289,922
Included in other comprehensive gain	—	—	154	154
Purchases	95,911	—	—	95,911
Premiums paid	—	233	—	233
Sales	—	—	—	—
Lapsed policies	—	—	—	—
Interest accreted	36,103	—	—	36,103
Payments received	(99,034)	—	(1,222)	(100,256)
Maturities	—	—	—	—
Asset distribution	(9,615)	(1,892)	—	(11,507)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of March 31, 2013	$3,928,540	$—	$7,006	3,935,546
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of:
March 31, 2013	$289,987	$(12)	$—	$289,975

Balance as of December 31, 2013	$3,870,649	$—	$5,610	$3,876,259
Total gains (losses):
Included in earnings / losses	165,714	—	—	165,714
Included in other comprehensive gain	—	—	404	404
Purchases	92,397	—	—	92,397
Premiums paid	—	—	—	—
Sales	—	—	—	—
Lapsed policies	—	—	—	—
Interest accreted	42,452	—	—	42,452
Payments received	(111,080)	—	(159)	(111,239)
Maturities	—	—	—	—
Asset distribution	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of March 31, 2014	$4,060,132	$—	$5,855	$4,065,987
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of:
March 31, 2014	$165,714	$—	$—	$165,714

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and 2013 were as follows:

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

VIE long-term debt issued by securitizations and permanent financing trusts
(Dollars in thousands)
Balance as of December 31, 2012	$3,229,591
Total (gains) losses:
Included in earnings / losses	167,692
Issuances	220,801
Interest accreted	(11,151)
Repayments	(59,866)
Transfers in and/or out of Level 3	—
Balance as of March 31, 2013	$3,547,067
The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized gains or losses relating to long- term debt still held as of:
March 31, 2013	$167,692
Balance as of December 31, 2013	$3,431,283
Total (gains) losses:
Included in earnings / losses	76,940
Issuances	237,792
Interest accreted	(7,855)
Repayments	(71,577)
Transfers in and/or out of Level 3	—
Balance as of March 31, 2014	$3,666,583
The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized gains or losses relating to long- term debt still held as of:
March 31, 2014	$76,940

Realized and unrealized gains and losses included in earnings in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 are reported in the following revenue categories:

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

	VIE and other finance receivables and long- term debt	Life settlement contracts income
	(Dollars in thousands)
Total gains (losses) included in earnings in the three months ended March 31, 2014	$88,774	$—

Unrealized gains (losses) for the three months ended March 31, 2014 relating to assets still held as of March 31, 2014	$88,774	$—

Total gains (losses) included in earnings in the three months ended March 31, 2013	$122,295	$(65)

Unrealized gains (losses) for the three monts ended March 31, 2013 relating to assets still held as of March 31, 2013	$122,295	$(12)

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate that value.  As such, the estimated fair values of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2014		2013
	(Dollars in thousands)
	Estimated		Estimated
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Financial assets
Marketable securities	$116,682	$116,682	$121,954	$121,954
VIE and other finance receivables, at fair market value	4,060,132	4,060,132	3,870,649	3,870,649
VIE and other finance receivables, net of allowance for losses (1)	127,177	134,057	126,502	132,992
Notes receivable, at fair market value	5,855	5,855	5,610	5,610
Other receivables, net of allowance for losses (1)	12,912	12,912	13,529	13,529

Financial liabilities
VIE derivative liabilities, at fair market value	71,488	71,488	70,296	70,296
VIE borrowings under revolving credit facilities and other similar borrowings (1)	55,997	55,519	42,275	41,274
VIE long-term debt (1)	143,093	148,329	147,112	150,802
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,666,583	3,666,583	3,431,283	3,431,283
Installment obligations payable (1)	116,682	116,682	121,954	121,954
Term loan payable (1)	434,934	434,934	434,184	434,184

(1) These represent financial instruments not recorded in the condensed  consolidated balance sheets at fair value.  Such financial instruments would be classified as Level 3 within the fair value hierarchy.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

6. VIE and Other Finance Receivables, at Fair Market Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 810.  Additionally, as a result of the Company including lottery winning finance receivables in its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. As of March 31, 2014 and December 31, 2013, VIE and other finance receivables for which the fair value option was elected consist of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Maturity value	$6,054,437	$5,917,596
Unearned income	(1,994,305)	(2,046,947)
Net carrying amount	$4,060,132	$3,870,649

Encumbrances on VIE and other finance receivables, at fair market value are as follows:

Encumbrance	March 31, 2014	December 31, 2013
	(Dollars in thousands)
VIE securitization debt (2)	$3,916,681	$3,742,218
$100 million credit facility (1)	21,305	11,073
$300 million credit facility (1)	12,424	16,681
$300 million credit facility (1)	20,556	7,568
$100 million permanent financing related to 2011-A (2)	47,019	41,164
Total VIE finance receivables at fair value	4,017,985	3,818,704
Not encumbered	42,147	51,945
Total VIE and other finance receivables at fair value	$4,060,132	$3,870,649

(1) See Note 8

(2) See Note 10

Notes receivable, at fair market value and residual cash flows from finance receivables, at fair market value held in securitizations are pledged as collateral for the residual term facility debt (Note 9) as of March 31, 2014 and December 31, 2013.

The Company is engaged to service certain finance receivables it sells to third parties.  Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s unaudited condensed consolidated statements of operations, and for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Servicing fees	$231	$241

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

7. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses, as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Structured settlements and annuities	$78,246	$75,894
Less: unearned income	(51,167)	(49,751)
	27,079	26,143
Lottery winnings	86,131	87,495
Less: unearned income	(27,406)	(28,442)
	58,725	59,053
Pre-settlement funding transactions	56,739	56,309
Less: deferred revenue	(1,731)	(2,240)
	55,008	54,069
Attorney cost financing	1,761	2,069
Less: deferred revenue	—	—
	1,761	2,069
VIE and other finance receivables, gross	142,573	141,334
Less: allowance for losses	(8,516)	(8,342)
VIE and other finance receivables, net	$134,057	$132,992

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	March 31, 2014	December 31, 2013
	(Dollars in thousands)
VIE securitization debt (2)	$76,985	$78,575
$35 million pre-settlement credit facility (1)	27,739	25,047
$45.1 million long-term pre-settlement facility (2)	9,053	11,680
$2.4 million long-term facility (2)	2,445	2,524
Total VIE finance receivables, net of allowances	116,222	117,826
Not encumbered	17,835	15,166
Total VIE and other finance receivables, net of allowances	$134,057	$132,992

(1) See Note 8

(2) See Note 9

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Activity in the allowance for losses for VIE and other finance receivables for the three months ended March 31, 2014 and March 31, 2013 was as follows:

	Structured settlements and annuities	Lottery	Pre-settlement funding transactions	Life insurance premium financing	Attorney cost financing	Total
	(Dollars in thousands)
Three Months Ended March 31, 2014
Allowance for losses:
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$—	$(283)	$(8,342)
Provision for loss	59	(11)	(1,139)	—	—	(1,091)
Charge-offs	14	7	974	—	—	995
Recoveries	(78)	—	—	—	—	(78)
Balance as of March 31, 2014	$(53)	$(4)	$(8,176)	$—	$(283)	$(8,516)

Individually evaluated for impairment	$(53)	$(4)	$(3,573)	$—	$—	$(3,630)
Collectively evaluated for impairment	—	—	(4,603)	—	(283)	(4,886)
Balance as of March 31, 2014	$(53)	$(4)	$(8,176)	$—	$(283)	$(8,516)

VIE and other finance receivables, net:
Individually evaluated for impairment	$27,026	$58,721	$4,424	$—	$1,478	$91,649
Collectively evaluated for impairment	—	—	42,408	—	—	42,408
Balance as of March 31, 2014	$27,026	$58,721	$46,832	$—	$1,478	$134,057

Three Months Ended March 31, 2013
Allowance for losses:
Balance as of December 31, 2012	$(181)	$(6)	$(4,194)	$—	$(269)	$(4,650)
Provision for loss	—	—	(1,150)	—	54	(1,096)
Charge-offs	—	—	72	—	—	72
Recoveries	—	—	—	—	—	—
Other	—	6	—	—	—	6
Balance as of March 31, 2013	$(181)	$—	$(5,272)	$—	$(215)	$(5,668)

Individually evaluated for impairment	$(181)	$—	$(1,073)	$—	$—	$(1,254)
Collectively evaluated for impairment	—	—	(4,199)	—	(215)	(4,414)
Balance as of March 31, 2013	$(181)	$—	$(5,272)	$—	$(215)	$(5,668)

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,918	$60,448	$1,288	$—	$—	$87,654
Collectively evaluated for impairment	—	—	50,986	—	2,585	53,571
Balance as of March 31, 2013	$25,918	$60,448	$52,274	$—	$2,585	$141,225

Management makes significant estimates in determining the allowance for losses on finance receivables. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions and anticipated delinquencies. Because the allowance for losses is dependent on general and other economic conditions beyond the Company’s control, it is at least reasonably possible that the estimate for the allowance for losses could differ materially from the currently reported amount in the near term. As of March 31, 2014, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $11.2 million and $0.8 million, respectively.  As of December 31, 2013, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $11.5 million and $0.8 million, respectively.

Pre-settlement funding transactions and attorney cost financing are usually outstanding for a period of time exceeding one year.  The Company performs underwriting procedures to assess the quality of the underlying pending litigation collateral prior to making such advances.  The underwriting process involves an evaluation of each transaction’s case merits, counsel track record, and case concentration.

The Company assesses the status of the individual pre-settlement funding transactions at least once every 120 days to determine whether there are any case specific concerns that need to be addressed and included in the

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

allowance for losses on finance receivables.  The Company also analyzes pre-settlement funding transactions on a portfolio basis based on the advances’ age as the ability to collect is correlated to the duration of time the advances are outstanding.

The following table presents gross pre-settlement funding transactions as of March 31, 2014 and December 31, 2013, based on their year of origination:

Year of Origination	March 31, 2014	December 31, 2013
	(Dollars in thousands)
2009	$4,016	$4,578
2010	5,204	5,740
2011	9,612	10,915
2012	15,742	17,527
2013	15,147	17,549
2014	7,018	—
	$56,739	$56,309

Based on historical portfolio experience, the Company has reserved for pre-settlement funding transactions and attorney cost financing $8.2 million and $0.3 million as of March 31, 2014 and $8.0 million and $0.3 million as of December 31, 2013, respectively.

The following table presents portfolio delinquency status as of March 31, 2014 and as of December 31, 2013, respectively:

							VIE and Other
	30-59	60-89	Greater			VIE and Other Finance	Finance Receivables, net
	Days	Days	than	Total		Receivables,	> 90 days
	Past Due	Past Due	90 Days	Past Due	Current	net	accruing
	(Dollars in thousands)
March 31, 2014:
Structured settlements and annuities	$3	$3	$78	$84	$26,942	$27,026	$—
Lottery winnings	7	99	18	124	58,597	58,721	—
Total	$10	$102	$96	$208	$85,539	$85,747	$—

December 31, 2013:
Structured settlements and annuities	$4	$1	$62	$67	$26,028	$26,095	$—
Lottery winnings	—	—	18	18	59,035	59,053	—
Total	$4	$1	$80	$85	$85,063	$85,148	$—

Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

8. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

As of March 31, 2014 and December 31, 2013, VIE borrowings under revolving credit facilities and other similar borrowings on the condensed consolidated balance sheets consist of the following:

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

		March 31,	December 31,
	Entity	2014	2013
	(Dollars in thousands)
$100 million variable funding note facility with interest payable monthly at 9.0%, collateralized by JGW-S III’s structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee of 1.00% per annum for the undrawn balance of its line of credit.	JGW-S III	$14,048	$7,535

$50 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.40% at March 31, 2014 and 3.42% at December 31, 2013) maturing on April 2, 2017, collateralized by JGW IV’s structured settlements and annuity receivables. JGW IV, LLC is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW IV	—	—

$300 million multi-tranche and lender credit facility with interest payable monthly. The Facility was revised on July 24, 2013 as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.15% and 3.26% at March 31, 2014 and 3.17% and 3.29% at December 31, 2013). Tranche B rate is 5.5% plus LIBOR (5.65% at March 31, 2014, 5.67% at December 31, 2013). The facility matures on July 24, 2016 and is collateralized by JGW V’s structured settlements, annuity and lottery receivables. JGW V, LLC is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.

	JGW V	8,298	10,985

$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (2.93% at March 31, 2014 and 2.95% at December 31, 2013), maturing on November 15, 2016, collateralized by JGW VII’s structured settlements, annuity and lottery receivables. JGW VII, LLC is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW VII	14,929	5,769

$35 million multi class credit facility with interest payable monthly as follows: Class A rate comprises the lender’s “prime rate” plus 1.00%, subject to a floor of 4.50% (4.50% at March 31, 2014 and December 31, 2013). Class B rate comprises the Class A rate plus 1.00% (5.50% at March 31, 2014). The facility matures December 31, 2014 and is collateralized by certain pre-settlement receivables. Peach One is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	18,244	16,985

Total VIE borrowings under revolving credit facilities and other similar borrowings		$55,519	$41,274

Interest expense, including unused fees, for the three months ended March 31, 2014 and 2013 related to borrowings under revolving credit facilities and other similar borrowings was $2.2 million and $2.1 million, respectively.

The weighted average interest rate on outstanding borrowings under revolving credit facilities and other similar borrowings as of March 31, 2014 and December 31, 2013 was 5.05% and 4.81%, respectively.

9. VIE Long-Term Debt

As of March 31, 2014 and December 31, 2013, the VIE long-term debt consisted of the following:

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
PLMT Permanent Facility	$46,696	$47,267
Residual Term Facility	67,989	68,785
Long-Term Presettlement Facility	11,408	12,435
2012-A Facility	2,197	2,276
LCSS Facility (2010-C)	12,880	12,880
LCSS Facility (2010-D)	7,159	7,159
	$148,329	$150,802

PLMT Permanent Facility

The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The loan matures on November 1, 2038.

The debt agreement with the counterparty requires Peachtree Lottery Master Trust (“PLMT”) to hedge each lottery receivable with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are recorded at fair value in derivative liabilities, at fair market value on the condensed consolidated balance sheets.

Residual Term Facility

In September 2011, the Company issued term debt of $56.0 million to a financial institution. In August 2012, the Company issued additional term debt of $14.0 million to the same financial institution. The residual term debt is collateralized by notes receivable and the cash flows from securitization residuals related to certain securitizations. Interest on the residual term debt facility is payable monthly at 8.0% until September 15, 2014 and 9.0% thereafter. The $56.0 million term debt matures on September 15, 2018 and the $14.0 million term debt matures on September 15, 2019. Principal payments from collateral cash flows began on September 15, 2014 and will continue through 2018, the $14.0 million term debt requires annual principal payments of $2.0 million beginning on September 15, 2014 and continuing through 2019.

Long-Term Presettlement Facility

The Company has a $45.1 million fixed rate note, of which, $11.4 million and $12.4 million is outstanding as of March 31, 2014 and December 31, 2013, respectively, and bearing interest at 9.25% annually. Interest and principal is payable monthly from the cash receipts of collateralized presettlement receivables. The note matures on June 6, 2016.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

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

10. VIE Long-term Debt Issued by Securitization and Permanent Financing trusts, at Fair Market Value

Securitization Debt

The Company elected fair value treatment under ASC 825 to measure the securitization issuer debt and related finance receivables. The Company has determined that measurement of the securitization debt issued by SPEs at fair value better correlates with the value of the finance receivables held by SPEs, which are held to provide the cash flows for the note obligations. Debt issued by SPEs is non-recourse to other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to the Company’s non-SPE subsidiaries from SPE losses is limited to cash reserve and residual interest amounts.

During the three months ended March 31, 2014, the Company completed one asset securitization transaction that was registered according to Rule 144A. The following table summarizes this securitization SPE transaction:

2014-1
(bond proceeds in $ millions)
Issue date	2/18/2014
Bond proceeds	$ 233.9
Receivables securitized	2,297
Deal discount rate	4.24%
Retained interest %	6.00%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	8.75%

During the three months ended March 31, 2013, the Company also completed one asset securitization transaction that was registered according to Rule 144A.  The following table summarizes this securitization SPE transaction:

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

2013-1
(bond proceeds in $ millions)
Issue date	3/20/2013
Bond proceeds	$216.5
Receivables securitized	2,425
Deal discount rate	3.65%
Retained interest %	6.75%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	8.00%

The following table summarizes notes issued by securitization trusts and permanent financing trusts as of March 31, 2014 and December 31, 2013 for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value in the Company’s condensed consolidated balance sheets:

	Outstanding	Outstanding	Fair Value	Fair Value
	Principal as of	Principal as of	as of	as of
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Securitization trusts	$3,233,470	$3,063,520	$3,411,176	$3,177,404
Permanent financing VIEs	253,173	256,914	255,407	253,879
Total	$3,486,643	$3,320,434	$3,666,583	$3,431,283

On March 18, 2014, the Company amended the terms of its $50 million permanent financing related to the 2011-A note issued by JGW-S LC II, LLC to, among other things, increase the maximum borrowing capacity to $100 million.

11. Term Loan Payable

In connection with our merger with Orchard Acquisition Company, LLC (“OAC”) and its subsidiaries on July 12, 2011 (the “OAC Merger”), the Company assumed OAC’s term loan payable in the amount of $176.5 million, with interest payable at eurodollar base rate plus applicable and additional margins (8.75% as of December 31, 2012), which was scheduled to mature on November 21, 2013 (the “Term Loan”).  Interest expense relating to the Term Loan for the three months ended March 31, 2014 and 2013 was $0 million and $1.4 million, respectively.

On February 8, 2013, the Term Loan was refinanced with a new senior secured credit facility (the “Credit Facility”) that consisted of a $425.0 million term loan (the “New Term Loan”) and a $20.0 million revolving commitment maturing in February 2019 and August 2017, respectively.  The Company and certain of its subsidiaries are guarantors of the Credit Facility. Substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility. In connection with the Company’s entry into the Credit Facility, the Company paid approximately $15.0 million in amendment, legal and other fees during the three months ended March 31, 2013.

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

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds, to comply with a maximum total leverage ratio. As of March 31, 2014 and December 31, 2013, there were no outstanding borrowings under the revolving commitment and, as a result, the maximum total leverage ratio requirement was not applicable.  The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including mergers and acquisitions, incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities. In addition, the Credit Facility limits, with certain exceptions, certain of the Company’s subsidiaries from making cash dividends and loans to the Company. As a result, essentially none of the Company’s $173.4 and $208.4 million in stockholders’ equity as of December 31, 2013 and March 31, 2014, respectively, was free of limitations on the payment of dividends.

In conjunction with the refinancing of the Term Loan, Holdings LLC made a cash distribution to its members in the amount of $309.6 million as well as an asset distribution in the amount of $16.3 million to PGHI Corp during the three months ended March 31, 2013. The distribution assets were originally acquired by Holdings LLC as part of the OAC Merger.

On May 31, 2013, the Credit Facility was amended to provide for an additional term loan of $150.0 million on the same terms as the New Term Loan. In conjunction with this amendment, Holdings LLC made a cash distribution to its members in the amount of $150.0 million and paid approximately $2.9 million in amendment, legal and other fees.

As a result of the distributions by Holdings LLC to its members described above, each outstanding preferred interest in Holdings LLC was converted into one Common Interest on May 31, 2013 in accordance with the Amended and Restated Limited Liability Company Agreement of Holdings LLC.

On December 6, 2013, the Company repaid $123.0 million of its New Term Loan from the proceeds of its IPO and amended the terms of the Credit Facility. The amendment, among other things: (i) reduced the applicable margin on the initial term loans from 7.50% to 6.00% for eurodollar loans and from 6.50% to 5.00% for base rate loans, and (ii) reduced the interest rate floor on the initial term loans from 1.50% to 1.00% for eurodollar loans and from 2.50% to 2.00% for base rate loans.  As of March 31, 2014, the interest rate on the New Term Loan was 7.0%. In connection with the repayment and amendment of the New Term Loan, the Company paid approximately $13.1 million in amendment, legal and other fees.  Additionally, as a result of the Company’s repayment, no further principal payments are due on the New Term Loan until its maturity in February 2019.

Interest expense relating to the New Term Loan for the three months ended March 31, 2014 and 2013 was approximately $9.9 million and $6.3 million, respectively.

12. Derivative Financial Instruments

The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities. Hedge accounting has not been applied to any of the Company’s interest rate swaps.

As of March 31, 2014, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the three months ended March 31, 2014 and 2013, and in connection with its securitizations, the Company terminated $35.0 million and $55.4 million of interest rate swap notional value, respectively.

The total loss on the terminations of these interest rate swaps for the three months ended March 31, 2014 and 2013 was ($0.6) million and ($0.2) million, respectively, and was recorded in loss on swap terminations, net, in the Company’s unaudited condensed consolidated statements of operations. The unrealized loss for these swaps for

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

the three months ended March 31, 2014 and 2013 was less than ($0.1) million and $0, respectively, and was recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts. As of March 31, 2014, the Company had 8 outstanding swaps with a total notional amount of approximately $277.3 million. The Company pays fixed rates ranging from 4.66% to 5.77% and receives floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of March 31, 2014, the term of these interest rate swaps range from approximately 8 to approximately 22 years. For the three months ended March 31, 2014 and 2013, the amount of unrealized gain recognized was $0.4 million and $5.7 million, respectively, and was recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC (“PSS”), a permanent financing VIE (Note 10), and PLMT (Note 9).  As of March 31, 2014, the Company had 162 outstanding swaps with a total notional value of approximately $244.5 million. The Company pays fixed rates ranging from 4.38% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of March 31, 2014, the term of the interest rate swaps for PSS and PLMT range approximately from less than 1 month to approximately 20 years. For the three months ended March 31, 2014 and 2013, the amount of unrealized gain (loss) recognized was ($1.9) million and $5.7 million, respectively, which was included in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The notional amounts and fair values of interest rate swaps as of March 31, 2014 and December 31, 2013 are as follows:

		Notional as of	Fair Market Value as of	Notional as of	Fair Market Value as of
Entity	Securitization	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
			(Dollars in Thousands)
321 Henderson I	2004-A A-1	$38,207	$(3,523)	$40,734	$(3,745)
321 Henderson I	2005-1 A-1	69,861	(8,212)	73,269	(8,559)
321 Henderson II	2006-1 A-1	19,320	(1,939)	20,976	(2,137)
322 Henderson II	2006-2 A-1	22,433	(3,058)	23,620	(3,202)
323 Henderson II	2006-3 A-1	24,534	(2,860)	25,902	(3,023)
324 Henderson II	2006-4 A-1	22,620	(2,491)	23,842	(2,643)
325 Henderson II	2007-1 A-2	39,364	(5,373)	39,364	(5,159)
326 Henderson II	2007-2 A-3	41,004	(8,318)	41,544	(8,015)
JGW V, LLC	—	—	—	10,985	16
PSS	—	188,599	(26,877)	192,444	(25,120)
PLMT	—	55,906	(8,837)	56,942	(8,709)
Total		$521,848	$(71,488)	$549,622	$(70,296)

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

13. Risks and Uncertainties

The Company’s finance receivables are primarily obligations of insurance companies. The exposure to credit risk with respect to these finance receivables is generally limited due to the large number of insurance companies of generally high credit quality comprising the receivable base, their dispersion across geographical areas, and possible availability of state insurance guarantee funds. The Company is also subject to numerous risks associated with structured settlements. These risks include, but are not limited to, restrictions on assignability of structured settlements, potential changes in the U.S. tax law related to taxation of structured settlements, diversion by a seller of scheduled payments to the Company, nonperformance by our service providers, and other potential risks of regulation and/or legislation. A majority of states have regulated the business by passing statutes that govern the sale of structured settlement payments. Generally, the laws require a court approval to consummate a sale. The Company’s earnings are dependent upon the fair value of the finance receivables it purchases relative to the value it can obtain by financing these assets in securitization or other transactions. Accordingly, earnings are subject to risks and uncertainties surrounding exposure to changes in the interest rate environment, competitive pressures affecting the ability to maintain sufficient effective purchase yields, and the ability to sell or securitize finance receivables at profitable levels in the future.

14. Commitments and Contingencies

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012.  Pursuant to the Arrangement, the Company also had a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets.  As of March 31, 2014 and December 31, 2013, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $9.3 million and $9.1 million, respectively, and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s condensed consolidated balance sheets.

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

15. Segment Reporting

ASC 280, Segment Reporting, establishes standards for segment reporting in the financial statements. Management has determined that all of the operations have similar economic characteristics and may be aggregated into a single segment for disclosure under ASC 280.

16. Income Taxes

JGWPT Holdings Inc. is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share (approximately 40.7% as of March 31, 2014) of Holdings LLC’s pre-tax income. Holdings LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes. As a result, the JGWPT Holdings Inc.’s unaudited condensed consolidated financial statements do not reflect a benefit or provision for income taxes for Holdings LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interests in Holdings LLC.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company’s effective tax rate includes a rate benefit attributable to the fact that a portion of Holding LLC’s income is allocated to the non-controlling interests.  Accordingly, a portion of the Company’s earnings attributable to the non-controlling interests are not subject to corporate level taxes.

The Company’s effective tax rate was 18.6% for the three months ended March 31, 2014, as compared to an effective rate of less than 1.0% for the three months ended March 31, 2013.  The increase in the effective tax rate was due to the full quarter’s allocation of income from Holdings LLC to the Company.  For the year ended December 31, 2013, the Company was only allocated taxable income for the period after the IPO. The Company’s share of Holdings LLC’s income also increased as a result of holders of common interests having exchanged their Common Interests for shares of the Company’s Class A common stock during the three months ended March 31, 2014 (Note 18).

17. Restructure Expense

In April 2013, the Company announced its intention to close its Boynton Beach office.  As a result the Company recorded a restructure charge in 2013 of $3.6 million for primarily severance and related expense. The associated workforce reductions were substantially complete as of December 31, 2013.  A reconciliation of the associated restructure liability for the three months ended March 31, 2014 is as follows:

Total
(Dollars in thousands)

Balance as of December 31, 2013	$921
Restructuring expense	(18)
Payments for restructuring charges	(486)
Balance as of March 31, 2014	$417

18. Stockholders’ Equity

Refer to Note 2 for a description of the initial public offering and associated reorganization of the Company.

The Company’s authorized capital stock consists of 500,000,000 shares of Class A common stock, par value $.00001 per share, 500,000,000 shares of Class B common stock, par value $.00001 per share, 500,000,000 shares of Class C common stock, par value $.00001 per share, and 100,000,000 shares of blank check preferred stock.

As of March 31, 2014, there were 12,037,816 shares of the Company’s Class A common stock issued and 12,033,887 shares outstanding. Additionally, there were 14,001,583 and 13,161,563 shares of the Company’s Class B common stock issued and outstanding, respectively, as of March 31, 2014.

Class A Common Stock

Holders of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to share ratably (based on the number of shares of Class A common stock held) if and when any dividend is declared by the JGWPT Holdings Inc.’s board of directors.  Upon dissolution, liquidation or winding up, Holders of Class A common stock are entitled to a pro rata distribution of any assets available for distribution to common stockholders, and do not have preemptive, subscription, redemption or conversion rights.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Class B Common Stock

Shares of Class B common stock will only be issued in the future to the extent that additional Common Interests are issued by Holdings LLC, in which case JGWPT Holdings Inc. would issue a corresponding number of shares of Class B common stock.

Holders of Class B common stock are entitled to ten votes for each share held of record on all matters submitted to a vote of stockholders.  Holders of Class B common stock do not have any right to receive dividends and upon liquidation, dissolution or winding up and will only be entitled to receive an amount per share equal to the $0.00001 par value. Holders of Class B common stock do not have preemptive rights to purchase additional shares of Class B common stock.

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

Class C Common Stock

Holders of Class C common stock generally are not entitled to vote on any matters. Holders of Class C common stock are entitled to share ratably (based on the number of shares of Class C common stock held) if and when any dividend is declared by the Company’s board of directors.  Upon dissolution, liquidation or winding up, holders of Class C common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders (except the de minimis par value of the Class B common stock), and do not have preemptive rights to purchase additional shares of Class C common stock.

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

Preferred Stock

JGWPT Holdings Inc.’s certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock.  No preferred stock had been issued or was outstanding as of March 31, 2014.

Warrants Issued to PGHI Corp.

In connection with the IPO and restructuring, the Class C Profits Interests of Holdings LLC held by PGHI Corp. were cancelled and holders received in-exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share.  All of the warrants issued are exercisable beginning

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

on May 13, 2014 (180 days after the consummation of the IPO), terminate on January 8, 2022, and may not be transferred.

Holdings LLC Operating Agreement

Pursuant to the operating agreement of Holdings LLC, the holders of Holdings LLC Common Interests (other than the Company) entered into an exchange agreement under which they have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of the Company’s “vote-only” Class B common stock for an equivalent number of shares of the Company’s Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of the Company’s Class C common stock. During the three months ended March 31, 2013, 814,190 Common Interests in Holdings LLC, in addition to an equal number of shares of the Company’s Class B common stock, were exchanged for 814,190 shares of the Company’s Class A common stock pursuant to the operating agreement.

19.  Non-Controlling Interests

JGWPT Holdings Inc. consolidates the financial results of Holdings LLC whereby it records a non-controlling interest for the economic interest in Holdings LLC held by the Common Interestholders (see Note 2). Pursuant to an agreement between JGWPT Holdings Inc. and Holdings LLC, any time JGWPT Holdings Inc. cancels, issues or repurchases shares of its Class A common stock, Holdings LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests.  In addition, any time Common Interestholders exchange their Common Interests for shares of JGWPT Holdings Inc.’s Class A common stock, Holdings LLC is required to transfer an equal number of Common Interests to JGWPT Holdings Inc. Changes in the non-controlling and JGWPT Holdings Inc.’s interest in Holdings LLC for the three months ended March 31, 2014 are presented in the following table:

	Total Common Interests Held By:
	JGWPT Holding	Non-controlling
	Inc.	Interests	Total
Balance as of December 31, 2013	11,216,429	18,344,688	29,561,117
Holdings LLC Common Interests acquired by JGWPT Holdings Inc. as a result of the issuance of restricted common stock	3,268	—	3,268
Holdings LLC Common Interests acquired by JGWPT Holdings Inc. as a result of the exchange of Holdings LLC units for shares of Class A common stock	814,190	(814,190)	—
Common Interests forfeited	—	(8,312)	(8,312)
Balance as of March 31, 2014	12,033,887	17,522,186	29,556,073

20. Earnings Per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period.

In accordance with ASC 260, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends and participate in the undistributed earnings with the common stockholders are considered participating securities. The shares of Class B common stock do not share in the earnings of the Company and are

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

therefore not considered participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. Furthermore, EPS for the three months ended March 31, 2013 is not presented since the Company was not a public company.

Stock options granted to certain employees and members of the board of directors in the aggregate of 264,047 were not included in the computation of diluted earnings per common share for the three months ended March 31, 2014 because they were antidilutive under the treasury stock method.

In connection with the IPO and restructuring, Class C Profit Interests of Holdings LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of the Company’s Class A common stock (Note 18). For the three months ended March 31, 2014, these warrants were not included in the computation of diluted earnings per common share because they were antidilutive under the treasury stock method.

Additionally, as discussed in Note 2, the operating agreement of Holdings LLC gives Common Interestholders the right (subject to the terms of the operating agreement as described therein) to exchange their Common Interests for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Company applies the “if-converted” method to the Common Interests and vested restricted Common Interests in Holdings LLC to determine the dilutive weighted average shares of Class A common stock outstanding.  The Company applies  the treasury stock method to the unvested restricted Common Interests and the “if-converted” method on the resulting number of additional Holdings LLC Common Interests to determine the dilutive weighted average shares of Class A common stock outstanding represented by these interests.

In computing the dilutive effect that the exchange of Common Interests and restricted Common Interests would have on earnings per share, the Company considered that net income available to holders of Class A common stock would increase due to the elimination of non-controlling interests (including any tax impact).  Based on these calculations, the 17,128,856 weighted average Common Interest and vested restricted Common Interests outstanding and the 786,488 weighted average unvested restricted Common Interests outstanding for the three months ended March 31, 2014 were antidilutive.

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three months ended March 31, 2014:

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Three Months Ended
March 31, 2014
(Dollars in thousands, except per share data)
Numerator:
Numerator for basic EPS- Net income attributable to holders of JGWPT Holdings Inc. Class A common stock	$9,022
Effect of dilutive securities:
Holdings LLC Common Interests and vested restricted Common Interests	—
Holdings LLC unvested restricted Common Interests	—
Numerator for diluted EPS- Net income attributable to holders of JGWPT Holdings Inc. Class A common stock	$9,022

Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	11,641,617
Effect of dilutive securities:
Stock options	—
Warrants	—
Restricted common stock	666
Holdings LLC Common Interests and vested restricted Common Interests	—
Holdings LLC unvested restricted Common Interests	—
Dilutive potential common shares	666
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	11,642,283

Basic income per share of Class A common stock	$0.77
Diluted income per share of Class A common stock	$0.77

21. Subsequent Events

The Company has evaluated our subsequent events through the filing date of this Form 10-Q.

On May 1, 2014, 847,049 Common Interests (plus an equal number of shares of the Company’s Class B common stock) were exchanged for 847,049 shares of the Company’s Class A common stock pursuant to the exchange agreement entered into at the time of the IPO (Note 18).

On May 6, 2014, the Company amended the terms of its Residual Term Facility with a financial institution (Note 9). The amendment, among other things, increased the principal balance to $110.0 million, extended the maturity date to May 22, 2021, decreased the interest rate to 7.0%, and eliminated the requirement of mandatory annual principal payments.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” and the “Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We operate two market leading and highly recognizable brands, JG Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or potential pre-settlement customers. Since 1995, we have invested approximately $621 million in marketing to establish our brand names and increase customer awareness through multiple media outlets. According to Kantar Media, since 2008, each of JG Wentworth and Peachtree has spent approximately five-times the amounts spent by the nearest industry competitor on television advertising and together have spent approximately 80% of the total amount spent by all of the major participants in the industry. As a result of our substantial marketing investment, we believe that our core brands, JG Wentworth and Peachtree, are the #1 and/or #2 most recognized brands in their product categories. In addition, since 1995 we have been building proprietary databases of current and prospective customers, which we continue to grow through our marketing efforts and which we consider a key differentiator from our competitors. As of December 31, 2013, our customer databases included more than 121,960 current and prospective structure settlement customer with approximately $32 billion of unpurchased structured settlement payment streams which includes all potential payment streams that customers disclosed to us at our initial contact with them. Since December 31, 2013, we have continued to add to our customer databases and to purchase structured settlement payment streams from our customers who may also sell payment streams to others and, therefore, the amount of unpurchased structured settlement payment streams in our databases may now be greater or smaller. We also maintain databases of pre-settlement and lotteries customers. The strength of our databases and the resulting predictable pipeline of opportunities are demonstrated by the level of repeat business we experience with our customers. Of the total structured settlement customers we have served since 1995, the average customer has completed two separate transactions with us. These additional purchasing opportunities come with low incremental acquisition costs.

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $9.6 billion of undiscounted structured settlement payment streams and have completed 37 asset-backed securitizations totaling over $5.0 billion in issuance.

For each of the historical periods presented herein, revenues by our major products are described below.

•                  Revenue generated from our structured settlement payment purchasing business was $128.3 million and $166.2 million for the three months ended March 31, 2014 and 2013, respectively.

•                  Revenue generated from our annuity payment purchasing business was $2.4 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively

•                  Revenue generated from our lottery payment purchasing business was $3.3 million and $10.0 million for the three months ended March 31, 2014 and 2013, respectively.

•                  Revenue from our pre-settlement funding business was $2.6 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We purchase future payment streams from our customers for a single up-front cash payment. Such payment is based upon a discount rate that is negotiated with each of our customers. We fund our purchases of payment streams with short and long-term non-recourse financing. We initially fund our purchase of structured settlement payments and annuities through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750 million as of March 31, 2014 and December 31, 2013, respectively. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment steams using a combination of other committed financing sources and our operating cash flow.

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

We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business as set forth more fully under “Part 1, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2013.

On November 14, 2013, we consummated our IPO whereby 11,212,500 shares of our Class A common stock were sold to the public. The aggregate net proceeds received from our IPO were $141.3 million, after deducting underwriting discounts and offering expenses. We used the aggregate net proceeds to purchase 11,212,500 Common Interests of the newly formed JGWPT Holdings, LLC, representing 37.9% of the then outstanding Common Interests of JGWPT Holdings, LLC.  JGWPT Holdings, LLC used a portion of the net proceeds of our IPO to repay a portion of our senior secured term loan, with the remainder used for general corporate purposes.

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
	(Unaudited)
REVENUES

Interest income	$47,822	$42,639
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	87,311	133,598
Loss on swap terminations, net	(574)	(174)
Servicing, broker, and other fees	1,142	1,113
Realized and unrealized gains on marketable securities, net	889	6,077
Other	—	(45)
Total Revenues	$136,590	$183,208

EXPENSES

Advertising	$17,493	$16,454
Interest expense	51,230	42,624
Compensation and benefits	9,286	11,845
General and administrative	4,470	4,135
Professional and consulting	3,444	4,123
Debt issuance	3,001	3,028
Securitization debt maintenance	1,557	1,440
Provision for losses on finance receivables	1,091	1,096
Depreciation and amortization	1,081	1,377
Installment obligations expense, net	1,492	6,750
Total Expenses	$94,145	$92,872
Income before income taxes	42,445	90,336
Provision for income taxes	7,912	631
Net Income	$34,533	$89,705
Less net income attibutable to non-controlling interests	25,511
Net income attributable to JGWPT Holdings Inc.	$9,022

Comparison of Consolidated Results for the Three Months Ended March 31, 2014 and 2013

Revenues

Total revenues for the three months ended March 31, 2014 were $136.6 million, a decrease of $46.6 million, or 25.4%, from revenues of $183.2 million for the three months ended March 31, 2013. The decrease was primarily attributable to a $46.3 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives and a $5.2 million decrease in realized and unrealized gains on marketable securities, net, partially offset by a $5.2 million increase in interest income.

Interest income for the three months ended March 31, 2014 was $47.8 million, an increase of $5.2 million, or 12.2%, from $42.6 million for the three months ended March 31, 2013, due to an increase in our finance receivables balance.

Unrealized gains on VIE and other finance receivables, long-term debt, and derivatives was $87.3 million for the three months ended March 31, 2014, a decrease of $46.3 million from $133.6 million for the three months ended March 31, 2013, due to higher interest rates and a 3.6% decrease in total receivables purchased in the first quarter of 2014.

Realized and unrealized gains on marketable securities, net, was $0.9 million for the three months ended March 31, 2014, a decrease of $5.2 million from a $6.1 million gain for the three months ended March 31, 2013, due to lower investment returns on marketable securities. This decrease is primarily offset by a corresponding decrease in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable items on our condensed consolidated balance sheet. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gain on marketable securities do not impact our net income.

Operating Expenses

Total expenses for the three months ended March 31, 2014 were $94.1 million, an increase of $1.3 million, or 1.4%, from $92.9 million for the three months ended March 31, 2013.

Advertising expense, which consists of our marketing costs including direct mail, television, internet, and other related expenses, increased 6.3% to $17.5 million for the three months ended March 31, 2014, from $16.5 million for the three months ended March 31, 2013, primarily due to our new internet and television initiatives in 2014.

Interest expense, which includes interest on our securitization debt, warehouse facilities and the term loan, increased 20.2% to $51.2 million for the three months ended March 31, 2014, from $42.6 million for the three months ended March 31, 2013. This increase is primarily driven by an increase in debt from securitizations, as well as the net increase in the principal amount of our term loan which occurred in February 2013.

Compensation and benefits expense decreased 21.6% to $9.3 million for the three months ended March 31, 2014, compared to $11.8 million for the three months ended March 31, 2013, primarily driven by cost savings associated with the downsizing of the Boynton Beach office.

General and administrative costs increased 8.1%, to $4.5 million for the three months ended March 31, 2014, from $4.1 million for the three months ended March 31, 2013, primarily due to an increase in insurance expense that was partially offset by reductions in information technology expense, rent, and utilities.

Professional and consulting costs decreased by 16.5% to $3.4 million for the three months ended March 31, 2014 from $4.1 million for the three months ended March 31, 2013, primarily due to a decrease in outside legal fees associated with litigation costs.

Provision for losses on finance receivables for the three months ended March 31, 2014 and 2013 was consistent at $1.1 million.

Income Before Taxes

For the three months ended March 31, 2014, we earned income before taxes of $42.4 million, a decrease of 53.0%, or $47.9 million, from $90.3 million for the three months ended March 31, 2013, primarily due to the decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, an increase in interest expense primarily due to the increase in the principal amount of our term loan and additional securitization debt, and an increase in advertising costs.

Income Taxes

Until the time of our IPO in November 2013, we and the majority of our subsidiaries operated in the U.S. as non-income tax paying entities, and were treated as pass-through entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of our wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state income tax. As non-income tax paying entities, the majority of our net income or loss is attributable to the members of Common Interests in Holdings LLC. In connection with our IPO, JGWPT Holdings Inc. was created to act as a holding company, holding an ownership interest in Holdings LLC, our partnership.  Following this structural change, we record an income tax provision/benefit relating to our share of Holdings LLC, and therefore the share of its earnings, held by the public.

The current and deferred taxes relate to both the income allocable to Company and our income tax-paying corporate subsidiaries.

Net Income Attributable to JGWPT Holdings Inc.

Net income attributable to JGWPT Holdings Inc. for the three months ended March 31, 2014 was $9.0 million, a decrease of $80.7 million, or 89.9%, from net income of $89.7 million for the three months ended March 31, 2013, primarily due to the decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, an increase in interest expense primarily due to the increase in the principal amount of our term loan and additional securitization debt, and the $25.5 million of net income attributable to non-controlling interests in the first quarter of 2014.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net cash used in operating activities	$(180,961)	$(155,640)
Net cash provided by (used in) investing activities	(350)	5,468
Net cash provided by financing activities	176,901	94,934
Net decrease in cash and cash equivalents	(4,410)	(55,238)
Cash and cash equivalents at beginning of period	39,061	103,137
Cash and cash equivalents at end of period	$34,651	$47,899

Three Months Ended March 31, 2014 and 2013

Cash Flow from Operating Activities

Net cash used in operating activities was $181.0 million and $155.6 million for the three months ended March 31, 2014 and 2013, respectively. This $25.3 million increase in cash used in operating activities was primarily driven by a $55.2 million decrease in net income as a result of increasing interest rates and interest expense, a $26.1 million increase in the change in restricted cash and investments due to the timing of our securitizations in the first quarter of 2013 and 2014, and a $46.3 million decrease in the change in unrealized gains on VIE and other finance receivables, long-term debt, and derivatives.

Cash Flow from Investment Activities

Net cash used in investment activities was $0.4 million for the three months ended March 31, 2014 compared to net cash provided by investment activities of $5.5 million for the three months ended March 31, 2013. This $5.8 million decrease was primarily driven by our collection in 2013 of the principal amount owed under a note receivable issued to an affiliate during the year ended December 31, 2012.

Cash Flow from Financing Activities

Net cash provided by financing activities was $176.9 million and $94.9 million for the three months ended March 31, 2014 and 2013, respectively, representing an increase of $82.0 million which was primarily attributable to non-recurring transactions that occurred during the first quarter of 2013.  During the three months ended March 31, 2013, we entered into a new credit facility which generated net proceeds of $409.4 million. In connection with the entry into this new credit facility, we made a cash distribution of $309.6 million to Common Interestholders and repaid $142.4 million under our existing debt obligations.

Funding Sources

We utilize a number of different funding sources to finance our different business lines. These sources are targeted to allow us to maximize our cash proceeds from the different assets that we purchase.

Structured Settlements and Annuities

We finance our guaranteed structured settlement and annuity payment stream purchases through four separate warehouse facilities with $750 million of aggregate capacity: (i) a $300 million syndicated warehouse facility with Barclays and Natixis with a revolving period that ends in July 2016; (ii) a $300 million warehouse facility with Credit Suisse with a revolving period that ends in November 2016; (iii) a $100 million warehouse facility with PartnerRe with a 2 year evergreen feature, that requires the lender to give us 24 months’ notice prior to terminating the facility’s revolving line of credit; and (iv) a $50 million warehouse facility with Deutsche Bank with a revolving period that ends in October 2016. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended.

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

We undertake non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in 2013. On February 18, 2014, we closed our 2014-1 securitization with an aggregate issuance amount of $233.9 million and a discount rate of 4.24%.

We intend, subject to market conditions, management discretion and other relevant factors, to continue to undertake approximately three securitizations per year in the future. The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. In 2013, approximately 86% of the counterparties to structured settlement payment streams that we purchased were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market. Since 1997, our securitization entities have undertaken over $5.0 billion in total issuance volume, representing $8.1 billion of payment streams over 37 securitizations.

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with PartnerRe with a capacity of $100 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of December 31, 2013, our permanent financing facility with PartnerRe had a capacity of $50 million and in March of 2014 we amended this facility and added an additional $50 million of financing capacity to our life contingent annuity and structured settlement businesses.

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

Recently, we have also been purchasing lottery payment streams utilizing our balance sheet and we have structured two of our guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently securitize together with structured settlement and annuity payment streams. Lottery payment streams were included in our three securitizations during 2013 and in our first securitization in 2014.  We intend to continue to securitize lottery payment streams in the future. We believe that our ability to securitize lottery payment streams has the potential to assist us to achieve an industry-leading cost of capital and to drive our future growth in this asset class.

Pre-Settlement Funding

We finance our pre-settlement funding through a revolving credit facility with Capital One Bank. The $35.0 million facility is structured with a revolving period that ends in December 2014 and a subsequent 24 month amortization period. The advance rate applicable to pre-settlement funding financed through the facility is 84%. Due to the shorter duration of pre-settlement funding, we do not require a facility with as large a capacity as for the other asset types above, as the pre-settlement funding transactions revolve more frequently. Positive cash flow is typically generated from the difference between the amount of proceeds we receive on settlement and the amount funded to the plaintiff.

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

Term Loan

We have (i) a widely syndicated senior secured term loan which matures in February 2019, and (ii) a widely syndicated $20 million revolving commitment that matures in August 2017. On December 6, 2013, we repaid $123.0 million of our senior secured term loan with proceeds from our IPO, reducing the outstanding amount to $449.5 million immediately after repayment. In connection with this repayment, we amended the terms governing the loan to reduce the applicable margin from 6.5% to 5.0% for Base Rate Loans and from 7.5% to 6.0% for Eurodollar Loans and reduced the interest rate floor from 2.5% to 2.0% for Base Rate Loans and from 1.5% to 1.0% for Eurodollar Loans. No changes were made to the financial covenants contained in the credit agreement and as a result of the repayment, no further principal payments are required to be made on the senior secured term loan until its maturity in February 2019. The revolving commitment has the same interest rate terms as the senior secured term loan.

Residual Financing

We have a $70 million term loan residual financing facility with a financial institution. This facility is secured by 22 of our securitization residuals and is structured with a $56 million A1 Note due in September 2018 and a $14 million A2 Note due in September 2019. Both notes have interest rates of 8% with a step-up to 9% starting in September 2014. Starting in September 2014 the A1 Note will have a minimum annual note pay down of $5.5 million and the A2 Note will have a minimum annual note pay down of $2 million.

On May 6, 2014, the Company amended the terms of its Residual Term Facility. The amendment, among other things, increased the principal balance to $110.0 million, extended the maturity date to May 22, 2021, decreased the interest rate to 7.0%, and eliminated the requirement of mandatory annual principal payments.

Securitization Debt

We elected fair value treatment under ASC 825 to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the fair value of the VIE finance receivables held by SPEs, which are held to provide the cash flow for the note obligations. The VIE debt issued by SPEs is non-recourse to other subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserve and residual interest amounts.

Initial Public Offering

On November 14, 2013, we consummated our IPO, in which we sold 11,212,500 shares of our Class A common stock to the public. The aggregate net proceeds received from the offering were $141.4 million. We used $123.0 million of the net proceeds to repay a portion of our senior secured term loan, with the remainder used for general corporate purposes.

Other Financing

We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Long-Term Liquidity Needs

Our most significant needs for liquidity beyond the next 12 months are the repayment of the principal amount of our outstanding senior secured term loan and the repayment of our residual financing facility. We used a portion of the net proceeds of our IPO to repay a portion of our senior secured term loan. We expect to meet our remaining long-term liquidity needs through excess cash flow generated through our securitization program, bank borrowings, debt refinancings, and new debt and equity offerings. However, there can be no assurances that we will be able to continue to securitize our payment streams at favorable rates or obtain financing through borrowing or other means, refinance our debt or raise new debt or equity.

As a consequence of the initial sales and any future exchanges of Common Interests for shares of our Class A or Class C common stock, we may increase our share of the tax basis of the assets then owned by Holdings LLC. Any such increase in tax basis is anticipated to allow us the ability to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, pursuant to our tax receivable agreement with all Common Interestholders who hold in excess of approximately 1% of the Common Interests as of immediately prior to our IPO, to pay to such Common Interestholders, 85% of the amount of income tax we save for each tax period as a result of the tax benefits generated from the initial sales and any subsequent exchange of Common Interests for our Class A or Class C common stock and from the use of certain tax attributes. We expect to fund these long-term requirements under the tax receivable agreement with tax distributions received from Holdings LLC and, if necessary, loans from Holdings LLC.

Contractual Obligations and Commitments

On February 18, 2014, we closed our 2014-1 securitization with an aggregate issuance amount of $233.9 million and a discount rate of 4.24%.

On March 18, 2014, we amended the terms of our $50 million permanent financing facility with PartnerRE to increase the maximum borrowing capacity to $100 million.

Critical Accounting Policies

The notes to our unaudited condensed consolidated financial statements include disclosure of our significant accounting policies and estimates. In establishing these policies within the framework of U.S. GAAP, management must make certain assessments, estimates, and choices that will result in the application of these principals in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical. These critical policies, which are presented in detail in the notes to our unaudited condensed consolidated financial statements, relate to the policies below.

Revenue Recognition

Servicing, broker, and other fees in the unaudited condensed consolidated statements of operations primarily include broker fees and subservicing fees earned from servicing life settlement contracts. Broker fee income is recognized when the contract between the purchasing counterparty and the seller is closed for the sale of lottery winnings receivables.

Debt Issuance Costs

Debt issuance costs related to liabilities for which we have elected the fair value option are expensed when incurred. Debt issuance costs related to liabilities for which we have not elected the fair value option are capitalized and amortized over the expected term of the borrowing or debt issuance. Capitalized amounts are included in other assets in our condensed consolidated balance sheets and amortization of such costs is included in interest expense in the unaudited condensed consolidated statements of operations over the life of the debt facility.

Share-Based Compensation

We apply ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 requires that the compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, be included in the Company’s unaudited condensed consolidated statements of operations.  The Company has determined that these share-based payment transactions represent equity awards under ASC 718 and therefore measures the cost of employee services received in exchange for share based compensation on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award.  For all grants of stock options, the fair value at the grant date is calculated using option pricing models based on the value of the issuing entities shares at the award date.  Share-based compensation is included in compensation and benefits expense within the Company’s unaudited condensed consolidated statements of operations.

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

VIE and Other Finance Receivables, at fair market value

We acquire receivables associated with structured settlement payments from individuals in exchange for cash (purchase price).  These receivables are carried at fair value. Unearned income is determined as the amount the fair value exceeds the cost basis of the receivables. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlements. Changes in fair value are recorded in unrealized gains on finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

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

Notes Receivable, at fair market value

Notes receivable represent fixed rate obligations of a third party collateralized by retained interests from certain securitizations sponsored by us. Under the agreements, the obligor has the right to redeem the notes at fair value. The notes receivable are treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Unrealized gains on notes receivable arising during the period are reflected within accumulated other comprehensive gain in our unaudited condensed consolidated statements of comprehensive income and unaudited condensed consolidated statement of changes in stockholders’ equity. The notes receivable are analyzed annually for other than temporary impairment.

Intangible Assets and Goodwill

Identifiable intangible assets, which consist primarily of our database and non-compete agreements, are amortized over their estimated useful lives of 10 and 3 years, respectively.  Customer relationships are amortized over useful lives of three to fifteen years.  Domain names are amortized over their estimated useful lives of 10 years.  In addition, such identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable.  An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value.  Intangible assets deemed to have indefinite useful lives, which in our case includes a trade name, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. No impairment was recognized for the intangible assets for the three months ended March 31, 2014 and 2013.

Goodwill results from the excess of the purchase price over the fair value of the net assets of an acquired business.  Goodwill has an indefinite useful life and is subject to annual impairment tests whereby impairment is recognized if the estimated fair value of the Company is less than its net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount. No impairment was recognized for goodwill for the three months ended March 31, 2014 and 2013.

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

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our unaudited condensed consolidated statements of operations. As of March 31, 2014, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

		Impact as of	Impact as of
		March 31, 2014	March 31, 2014
	Balance as of	of a 100 bp increase in	of a 100 bp decrease in
	March 31, 2014	interest rates	interest rates
	(Dollars in Thousands)
Securitized receivables, at fair market value	$3,680,618	$(217,703)	$244,386
Company retained interests in finance receivables at fair market value	280,208	(45,080)	57,334
Unsecured finance receivables, at fair market value	99,306	(8,055)	9,333

VIE and other finance receivables, at fair market value	4,060,132	(270,838)	311,053
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,666,583	186,590	(211,357)
VIE derivative liabilities, at fair market value	71,488	28,376	(28,356)
Net Impact	N/A	(55,871)	71,341

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during 2013, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the three months ended March 31, 2014 would have been reduced by approximately $11.7 million. If instead this increase of 1% in financing costs were to have only affected our March payment stream purchases our income for the three months ended March 31, 2014 would have been reduced by approximately $3.9 million.

Derivative and Other Hedging Instruments

We utilize interest rate swaps to manage our exposure to changes in interest rates related to borrowings on its revolving credit facilities. We have not applied hedge accounting to any of our interest rate swaps.

As of March 31, 2014, we did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the three months ended March 31, 2014 and 2013, we terminated $35.0 million and $55.4 million of interest rate swap notional value, respectively, in connection with our securitizations.

Losses on the termination of these interest rate swaps are recorded in loss on swap terminations, net in our unaudited condensed consolidated statements of operations. The unrealized losses for these swaps were recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our condensed consolidated statements of operations.

We also have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts.  As of March 31, 2014, we had 8 outstanding swaps with a total notional amount of approximately $277.3 million and we pay fixed rates ranging from 4.66% to 5.77% and we receive floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of March 31, 2014, the terms of these interest rate swaps range from approximately 8 to approximately 22 years. We recognize unrealized gains and record these in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our condensed consolidated statements of operations.

Additionally, we have interest-rate swaps to manage our exposure to changes in interest rates related to its borrowings under PSS and PLMT.  As of March 31, 2014, we had 162 outstanding swaps with a total notional value of approximately $244.5 million. We pay fixed rates ranging from 4.38% to 8.70% and we receive floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of March 31, 2014, the term of the interest rate swaps for PSS and PLMT range approximately from less than 1 month to approximately 20 years. We recognize the unrealized gains and losses and include them in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our condensed consolidated statements of operations.

Item 4.         Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Annual Report on Form 10-K for the year ended December 31, 2013, as incorporated herein by reference, did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

Information regarding our legal proceedings appears in “Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference. There are no material developments to the legal proceedings described in our Annual Report.

Item 1A. Risk Factors

Information regarding our risk factors appears in “Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013. There are no material changes in those risk factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and the risks described in our Annual Report on Form 10-K which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. These are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

Exhibit 31.1	Chief Executive Officer—Certification pursuant to Rules 13a-14(a).
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Rules 13a-14(a).
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JGWPT Holdings Inc.

May 15, 2014	By:	/s/ David Miller
David Miller
Chief Executive Officer and Director

May 15, 2014	By:	/s/ John Schwab
John Schwab
Chief Financial Officer