Form 10-Q
period 2014-06-30
JGWPT Holdings Inc.
filed 2014-08-14
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Class A common stock, par value $0.00001 per share, outstanding was 12,793,276 as of August 13, 2014.

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

A number of factors could cause actual results, performance or achievements to differ materially from the results expressed or implied in the forward-looking statements. These factors should be considered carefully and readers should not place undue reliance on the forward-looking statements. Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q. As set forth more fully under “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, these risks and uncertainties include, among other things:

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

•                  changes in current tax law relating to the tax treatment of structured settlements;

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

PART I. FINANCIAL INFORMATION

Explanatory Note

On November 14, 2013, JGWPT Holdings Inc. consummated an initial public offering (the “IPO”), whereby 11,212,500 shares of its Class A common stock, par value $0.00001 per share, were sold to the public.  The aggregate net proceeds received from the IPO were $141.3 million and were used to purchase 11,212,500 common membership interests (the “Common Interests”), of the newly formed JGWPT Holdings, LLC (“Holdings LLC”), representing 37.9% of the then outstanding Common Interests of Holdings LLC.  Concurrently with the consummation of our IPO, (i) the operating agreement of Holdings LLC was amended and restated such that, among other things, JGWPT Holdings Inc. became the sole managing member of Holdings LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to November 14, 2013, JGWPT Holdings Inc. consolidates the financial results of Holdings LLC with its own and reflects the proportional interest in Holdings LLC not held by it as a non-controlling interest in its unaudited condensed consolidated financial statements.

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

Item 1.   Financial Statements

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
	(In thousands, except for shares and per share data)
ASSETS
Cash and cash equivalents	$35,412	$39,061
Restricted cash and investments	112,499	109,338
VIE finance receivables, at fair market value (1)	4,208,144	3,818,704
Other finance receivables, at fair market value	79,581	51,945
VIE finance receivables, net of allowances for losses of $7,143 and $6,443, respectively (1)	116,147	117,826
Other finance receivables, net of allowances for losses of $1,841 and $1,899, respectively	18,892	15,166
Notes receivable, at fair market value (1)	—	5,610
Other receivables, net of allowances for losses of $252 and $243, respectively	12,748	13,529
Fixed assets, net of accumulated depreciation of $5,108 and $4,544, respectively	3,581	3,112
Intangible assets, net of accumulated amortization of $19,166 and $17,781, respectively	46,493	47,878
Goodwill	84,993	84,993
Marketable securities	115,981	121,954
Deferred tax assets, net	—	1,830
Other assets	37,312	41,151
Total Assets	$4,871,783	$4,472,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,127	$3,903
Accrued expenses	14,131	21,181
Accrued interest	16,483	14,485
VIE derivative liabilities, at fair market value	74,542	70,296
VIE borrowings under revolving credit facilities and other similar borrowings	73,767	41,274
VIE long-term debt	184,676	150,802
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,698,500	3,431,283
Term loan payable	435,683	434,184
Other liabilities	7,551	7,646
Deferred tax liabilities, net	13,625	1,707
Installment obligations payable	115,981	121,954
Total Liabilities	4,644,066	4,298,715
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 12,885,225 and 12,793,276 issued and outstanding as of June 30, 2014, respectively, 11,220,358 and 11,216,429 issued and outstanding as of December 31, 2013, respectively.	—	—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 12,266,967 issued and outstanding as of June 30, 2014, 14,001,583 and 13,984,065 issued and outstanding as of December 31, 2013, respectively.	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in-capital	81,796	70,236
Retained earnings (accumulated deficit)	9,713	(5,577)
Accumulated other comprehensive income	—	612
	91,509	65,271
Less: treasury stock at cost, 91,949 and 3,929 shares as of June 30, 2014 and December 31, 2013, respectively.	(139)	—
Total stockholders’ equity, JGWPT Holdings Inc.	91,370	65,271
Non-controlling interests	136,347	108,111
Total Stockholders’ Equity	227,717	173,382
Total Liabilities and Stockholders’ Equity	$4,871,783	$4,472,097

(1) Pledged as collateral to credit and long-term debt facilities. See Note 6 “VIE and Other Finance Receivables, at Fair Market Value” and Note 7 “VIE and Other Finance Receivables, net of Allowances for Losses”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except for shares and per share data)
REVENUES

Interest income	$46,638	$37,943	$94,460	$80,582
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	70,317	30,245	157,628	163,843
Loss on swap terminations, net	—	—	(574)	(174)
Servicing, broker, and other fees	1,030	1,423	2,172	2,536
Realized and unrealized gains (losses) on marketable securities, net	3,467	(1,080)	4,356	4,997
Realized gain (loss) on notes receivable, at fair value	2,098	(1,862)	2,098	(1,862)
Other	(62)	(8)	(62)	(53)
Total Revenues	$123,488	$66,661	$260,078	$249,869

EXPENSES

Advertising	$16,432	$17,349	$33,925	$33,803
Interest expense	50,700	43,346	101,930	85,970
Compensation and benefits	10,483	11,551	19,769	23,396
General and administrative	4,613	6,226	9,083	10,361
Professional and consulting	5,518	4,975	8,962	9,098
Debt issuance	19	44	3,020	3,072
Securitization debt maintenance	1,564	1,544	3,121	2,984
Provision for losses on finance receivables	1,127	1,587	2,218	2,683
Depreciation and amortization	1,121	1,386	2,202	2,763
Installment obligations expense (income), net	4,122	(231)	5,614	6,519
Total Expenses	$95,699	$87,777	$189,844	$180,649
Income (loss) before income taxes	27,789	(21,116)	70,234	69,220
Provision for income taxes	6,081	524	13,993	1,155
Net Income (Loss)	$21,708	$(21,640)	$56,241	$68,065
Less net income attributable to non-controlling interests	15,440		40,951
Net income attributable to JGWPT Holdings Inc.	$6,268		$15,290

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Weighted average shares of Class A common stock outstanding:
Basic	12,559,957		12,104,172
Diluted	12,562,042		12,105,548

Net income per share attributable to stockholders of Class A common stock of JGWPT Holdings Inc.
Basic	$0.50		$1.26
Diluted	$0.50		$1.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$21,708	$(21,640)	$56,241	$68,065
Other comprehensive gain (loss):
Reclassification adjustment for (gain) loss included in net income	(2,098)	1,862	(2,098)	1,862
Unrealized gains on notes receivable arising during the year	76	345	480	499
Total other comprehensive gain (loss)	(2,022)	2,207	(1,618)	2,361
Total comprehensive income (loss)	19,686	(19,433)	54,623	70,426
Less: comprehensive income allocated to non-controlling interests	14,189	—	39,945	—
Comprehensive income (loss) attributable to JGWPT Holdings Inc.	$5,497	$(19,433)	$14,678	$70,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Accumulated Other Comprehensive	Non-controlling	Retained Earnings (Accumulated	Additional Paid-In-	Treasury Stock		Common Stock- Class A		Common Stock- Class B		Total Stockholders’
	Income	Interests	Deficit)	Capital	Shares	Dollars	Shares	Dollars	Shares	Dollars	Equity
Balance as of December 31, 2013	$612	$108,111	$(5,577)	$70,236	3,929	$—	11,216,429	$—	13,984,065	$—	$173,382
Net income	—	40,951	15,290	—	—	—	—	—	—	—	56,241
Share-based compensation	—	762	—	538	—	—	3,268	—	(55,499)	—	1,300
Unrealized gains on notes receivable arising during the period	191	289	—	—	—	—	—	—	—	—	480
Amounts reclassified from accumulated other comprehensive income	(803)	(1,295)	—	—	—	—	—	—	—	—	(2,098)
Exchange of JGWPT Holdings LLC Common Interests into Class A common stock	—	(11,293)	—	11,293	—	—	1,661,599	—	(1,661,599)	—	—
Equity financing costs	—	(400)	—	(271)	—	—	—	—	—	—	(671)
Repurchase of Class A common stock	—	(778)	—	—	88,020	(139)	(88,020)	—	—	—	(917)
Balance as of June 30, 2014	$—	$136,347	$9,713	$81,796	91,949	$(139)	12,793,276	$—	12,266,967	$—	$227,717

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$56,241	$68,065
Adjustments to reconcile net income to net cash used in operating activities:
Provision for losses on finance and other receivables	2,218	2,683
Depreciation	817	1,005
Loss on disposal of fixed assets	69	—
Amortization of finance receivables acquisition costs	214	5
Amortization of intangibles	1,385	1,758
Amortization of debt issuance costs	3,919	2,073
Change in unrealized gains/losses on finance receivables	(337,525)	(93,471)
Change in unrealized gains/losses on long-term debt	175,425	(34,170)
Change in unrealized gains/losses on derivatives	4,472	(36,202)
(Gain) loss on notes receivable, at fair market value	(2,098)	1,862
Net proceeds from sale of finance receivables	—	473
Purchases of finance receivables	(236,660)	(208,064)
Collections on finance receivables	245,693	231,504
Gain on sale of finance receivables	—	(20)
Recoveries of finance receivables	67	—
Accretion of interest income	(94,220)	(80,189)
Accretion of interest expense	(15,211)	(25,244)
Share-based compensation expense	1,300	1,070
Change in marketable securities, net	(4,356)	(4,997)
Installment obligations expense, net	5,614	6,519
Change in fair value of life settlement contracts	116	73
Premiums and other costs paid, and proceeds from sale of life settlement contracts	(116)	(240)
Deferred income taxes	13,748	787
(Increase) decrease in operating assets:
Restricted cash and investments	(3,161)	1,193
Other assets	681	(1,437)
Other receivables	824	(680)
Increase (decrease) in operating liabilities:
Accounts payable	5,224	(2,652)
Accrued expenses	(7,050)	4,268
Accrued interest	1,998	811
Other liabilities	(163)	(126)
Net cash used in operating activities	$(180,535)	$(163,343)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Purchase of intangible assets	$—	$(125)
Receipts from notes receivable	6,093	2,186
Collections on notes receivable from affiliate	—	5,243
Purchases of fixed assets, net of sales proceeds	(1,355)	(1,860)
Net cash provided by investing activities	$4,738	$5,444
Cash flows from financing activities:
Distributions of member’s capital	$—	$(459,612)
Payments of equity financing costs	(671)	—
Purchases of treasury stock	(917)	—
Issuance of VIE long-term debt	352,593	226,780
Payments for debt issuance costs	(2,767)	(17,842)
Payments on lease obligations	—	(449)
Repayments of long-term debt and derivatives	(208,583)	(122,579)
Gross proceeds from revolving credit facility	181,603	198,460
Repayments of revolving credit facilities	(149,110)	(153,517)
Issuance of installment obligations payable	—	2,297
Purchase of marketable securities	—	(2,297)
Repayments of installment obligations payable	(11,587)	(9,713)
Proceeds from sale of marketable securities	11,587	9,713
Repayments under term loan	—	(143,504)
Net proceeds from new term loan	—	557,175
Net cash provided by financing activities	$172,148	$84,912
Net decrease in cash	(3,649)	(72,987)
Cash and cash equivalents at beginning of the period	39,061	103,137
Cash and cash equivalents at the end of the period	$35,412	$30,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$109,474	$91,507
Capital distributions	$—	$459,612
Supplemental disclosure of noncash items:
Non-cash asset distribution of member’s capital	$—	$16,265

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

Prior to the completion of the Company’s reorganization and IPO on November 14, 2013, described in Note 2, Holdings LLC was primarily owned by its members.

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

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity (“VIE”) and other finance receivables, at fair market value, VIE derivative liabilities at fair market value, VIE long-term debt issued by securitization and permanent financing trusts at fair market value, intangible assets and goodwill. Actual results could differ from those estimates and such differences could be material. These interim financial statements should be read in conjunction with the Company’s 2013 audited consolidated financial statements that are included in its Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, including those entities that are considered VIEs, and where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Excluded from the unaudited condensed consolidated financial statements of the Company are those entities that are considered VIEs and where the Company has been deemed not to be the primary beneficiary according to ASC 810.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

As indicated above, the Company operates and controls all of the businesses and affairs of Holdings LLC and its subsidiaries.  As such, Holdings LLC meets the definition of a VIE under ASC 810.  Further, the Company is the primary beneficiary of Holdings LLC as a result of its control over Holdings LLC. As the primary beneficiary of Holdings LLC, the Company consolidates the financial results of Holdings LLC and records a non-controlling interest for the economic interest in Holdings LLC not owned by the Company. The Company’s and the non-controlling Common Interestholders’ economic interest in Holdings LLC was 43.5% and 56.5%, respectively, as of June 30, 2014.  The Company’s and the non-controlling Common Interestholders’ economic interest in Holdings LLC was 37.9% and 62.1%, respectively, as of December 31, 2013.

Net income attributable to the non-controlling interests in the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in Holdings LLC held by the non-controlling Common Interestholders.  The allocation of net income to the non-controlling interests is based on the weighted average percentage of Holdings LLC owned by the non-controlling interests during the reporting period. The Company’s and the non-controlling Common Interestholders’ weighted average economic interests in Holdings LLC for the three months ended June 30, 2014 were 42.6% and 57.4%, respectively.  The Company’s and the non-controlling Common Interestholders’ weighted average economic interests in Holdings LLC for the six months ended June 30, 2014 were 41.0% and 59.0%, respectively.

Non-controlling interests in the unaudited condensed consolidated balance sheets represents the portion of equity attributable to the non-controlling interests of Holdings LLC. The allocation of equity to the non-controlling interests in Holdings LLC is based on the percentage owned by the non-controlling interests in the entity.

All material inter-company balances and transactions are eliminated in consolidation.

2. Business Changes and Developments

Initial Public Offering & Reorganization

On November 14, 2013, the Company consummated an IPO whereby 11,212,500 shares of Class A common stock were sold to the public for net proceeds of $141.3 million, after payment of underwriting discounts and offering expenses. The 11,212,500 shares sold were inclusive of 1,462,500 Class A common stock sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013. The net proceeds from the IPO were used to purchase 11,212,500 newly issued Common Interests directly from Holdings LLC representing 37.9% of the then outstanding membership Common Interests. Concurrent with the consummation of the Company’s IPO, the Company amended and restated its certificate of incorporation to provide for, among other things, the issuance of shares of Class A common stock, shares of “vote only” Class B common stock, par value $0.00001 per share, and shares of Class C “non-voting” common stock, par value $0.00001 per share. Also concurrent with the consummation of the Company’s IPO, Holdings LLC merged with and into a newly formed subsidiary of the Company and the surviving, newly formed subsidiary changed its name to JGWPT Holdings, LLC.

Pursuant to this merger, the operating agreement of Holdings LLC was amended and restated such that, among other things, (i) the Company became the sole managing member of Holdings LLC, (ii) Holdings LLC Common Interests became exchangeable for one share of Class A common stock, or in the case of PGHI Corp., one share of the Company’s Class C common stock.  Additionally, in connection with the merger, each holder of Holdings LLC Common Interests, other than PGHI Corp., was issued an equivalent number of shares of the Company’s “vote-only” Class B common stock. As a result of these transactions, as of and subsequent to November 14, 2013, the Company consolidates the financial results of Holdings LLC with its own and reflects the membership interest in Holdings LLC it does not own as a non-controlling interest in its unaudited condensed consolidated financial statements.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Tax Receivable Agreement

Holders of Common Interests (the “Common Interestholders”) may exchange their Common Interests for shares of JGWPT Holdings Inc. Class A common stock or, in the case of PGHI Corp., shares of JGWPT Holdings Inc. Class C common stock, on a one-for-one basis or, in each case, at the option of Holdings LLC, cash.  Holdings LLC is expected to make an election under Section 754 of the Internal Revenue Code of 1986 in connection with the filing of its 2014 federal income tax return, which may result in an adjustment to JGWPT Holdings Inc.’s share of the tax basis of the assets owned by Holdings LLC at the time of such initial sale of and subsequent exchanges of Common Interests. The sale and exchanges may result in increases in JGWPT Holdings Inc.’s share of the tax basis of the tangible and intangible assets of Holdings LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that JGWPT Holdings Inc. would otherwise be required to pay in the future.

In connection with our IPO, JGWPT Holdings Inc. entered into a tax receivable agreement with Common Interestholders who held in excess of approximately 1% of the Common Interests outstanding immediately prior to the IPO. The tax receivable agreement requires JGWPT Holdings Inc. to pay those Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that JGWPT Holdings Inc. actually realizes in any tax year beginning with 2013 from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests for shares of Class A or Class C common stock (or cash).  The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to JGWPT Holdings Inc. for operations and to make future distributions to holders of Class A common stock.

For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing JGWPT Holdings Inc.’s actual income tax liability for a covered tax year to the amount of such taxes that JGWPT Holdings Inc. would have been required to pay for such covered tax year had there been no increase to JGWPT Holdings Inc.’s share of the tax basis of the tangible and intangible assets of Holdings LLC as a result of such sale and any such exchanges and had JGWPT Holdings Inc. not entered into the tax receivable agreement. The tax receivable agreement continues until all such tax benefits have been utilized or expired, unless JGWPT Holdings Inc. exercises its right to terminate the tax receivable agreement upon a change of control for an amount based on the remaining payments expected to be made under the tax receivable agreement.

3. Recent Accounting Pronouncements

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

4. Variable Interest Entities

In the normal course of business, the Company is involved with various entities that are considered to be VIEs. A VIE is an entity that has either a total investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest under the voting interest model of consolidation. The Company is required to consolidate any VIE for which it is determined to be the primary beneficiary. The primary beneficiary is the entity that has the power to direct those activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses from or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company reviews all significant interests in the VIEs it is involved with including consideration of the activities of the VIEs that most significantly impact the VIEs’ economic performance and whether the Company has control over those activities. On an ongoing basis, the Company assesses whether or not it is the primary beneficiary of a VIE.

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

The debt issued by the Company’s securitization VIEs is reported on the Company’s condensed consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value (“VIE securitization debt”).  The VIE securitization debt is recourse solely to the VIE finance receivables held by such special purpose entities (“SPEs”) (Note 6 and 7) and thus is non-recourse to the Company and other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. Most consolidated VIEs have expected lives in excess of 20 years.

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

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

VIE and other finance receivables and VIE long-term debt issued by securitization and permanent financing trusts, at fair market value — The estimated fair value of VIE and other finance receivables and VIE long- term debt issued by securitization and permanent financing trusts, at fair value is determined based on a discounted cash flow model using expected future collections discounted at a calculated rate as described below.

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

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on market indices that are highly correlated with the spreads from the Company’s previous securitizations. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value. The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate; this rate is used to determine the value of the finance receivables’ asset cash flows. In addition, the Company considers transformation cost and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows. The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche (6.59% and 7.85% as of June 30, 2014 and December 31, 2013, respectively, with a weighted average life of 20 years as of both dates).

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

For finance receivables not yet securitized, the Company uses the calculated spreads based on market indices, as well as considering transformation costs and profit margin to determine the fair value yield adjusting for expected losses and applying the residual yield for the cash flows the Company projects would make up the retained interest in a securitization.

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

Notes receivable, at fair market value — The fair values of notes receivable are determined based on the discounted present value of future expected cash flows using management’s best estimates of the key assumptions regarding credit losses and discount rates determined to be commensurate with the risks involved. The notes receivable was repaid in June 2014.  As of December 31, 2013, the amortized cost and fair value of the notes receivable was $6.2 million and $5.6 million, respectively.

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

Term loan payable — The estimated fair value of the term loan payable is based on recently executed transactions and market price quotations obtained from third-parties (Note 11).

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

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on the Company’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2014:
Assets
Marketable Securities:
Equity securities
US large cap	$39,811	$—	$—	$39,811
US mid cap	12,620	—	—	12,620
US small cap	5,662	—	—	5,662
International	18,112	—	—	18,112
Other equity	2,091	—	—	2,091
Total equity securities	78,296	—	—	78,296
Fixed income securities
US fixed income	23,249	—	—	23,249
International fixed income	3,523	—	—	3,523
Other fixed income	28	—	—	28
Total fixed income securities	26,800	—	—	26,800
Other securities
Cash & cash equivalents	7,046	—	—	7,046
Alternative investments	1,657	—	—	1,657
Annuities	2,182	—	—	2,182
Total other securities	10,885	—	—	10,885
Total marketable securities	115,981			115,981
VIE and other finance receivables at fair market value	—	—	4,287,725	4,287,725
Notes receivable at fair market value	—	—	—	—
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$115,981	$—	$4,287,725	$4,403,706

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$—	$—	$3,698,500	$3,698,500
VIE derivative liabilities, at fair market value	—	74,542	—	74,542
Total Liabilities	$—	$74,542	$3,698,500	$3,773,042

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
	(In thousands)
December 31, 2013:
Assets
Marketable Securities:
Equity securities
US large cap	$41,821	$—	$—	$41,821
US mid cap	9,769	—	—	9,769
US small cap	10,212	—	—	10,212
International	19,938	—	—	19,938
Other equity	936	—	—	936
Total equity securities	82,676	—	—	82,676
Fixed income securities
US fixed income	26,713	—	—	26,713
International fixed income	4,089	—	—	4,089
Other fixed income	29	—	—	29
Total fixed income securities	30,831	—	—	30,831
Other securities
Cash & cash equivalents	5,534	—	—	5,534
Alternative investments	705	—	—	705
Annuities	2,208	—	—	2,208
Total other securities	8,447	—	—	8,447
Total marketable securities	121,954			121,954
VIE and other finance receivables at fair market value	—	—	3,870,649	3,870,649
Notes receivable at fair market value	—	—	5,610	5,610
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$121,954	$—	$3,876,259	$3,998,213

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$—	$—	$3,431,283	$3,431,283
VIE derivative liabilities, at fair market value	—	70,296	—	70,296
Total Liabilities	$—	$70,296	$3,431,283	$3,501,579

(1) Included in other assets on the Company’s condensed consolidated balance sheet.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of June 30, 2014 and December 31, 2013, respectively:

				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(Dollars in thousands)
June 30, 2014:
Assets
VIE and other finance receivables, at fair market value	$4,287,725	Discounted cash flow	Discount rate	2.43% - 12.68% (3.63%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	8 to 244 months (142) 18.50% (18.50%)
Total Assets	$4,287,725

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,698,500	Discounted cash flow	Discount rate	0.50% - 12.68% (3.30%)
Total Liabilities	$3,698,500

				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(Dollars in thousands)
December 31, 2013:
Assets
VIE and other finance receivables, at fair market value	$3,870,649	Discounted cash flow	Discount rate	2.79% - 13.69% (4.33%)
Notes receivable, at fair market value	5,610	Discounted cash flow	Discount rate	7.85% (7.85%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	14 to 250 months (148) 18.50% (18.50%)
Total Assets	$3,876,259

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,431,283	Discounted cash flow	Discount rate	0.73% - 12.70% (3.94%)
Total Liabilities	$3,431,283

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

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2014 and 2013 were as follows:

	VIE and other finance receivables, at fair market value	Life settlement contracts, at fair market value	Notes receivable, at fair market value	Total
	(In thousands)

Balance as of December 31, 2013	$3,870,649	$—	$5,610	$3,876,259
Total gains (losses):
Included in earnings / losses	337,525	(116)	2,098	339,507
Included in other comprehensive gain	—	—	(1,615)	(1,615)
Purchases of finance receivables	220,742	—	—	220,742
Life insurance premiums paid	—	116	—	116
Interest accreted	83,777	—	—	83,777
Payments received	(224,968)	—	(6,093)	(231,061)
Maturities	—	—	—	—
Asset distribution	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30, 2014	$4,287,725	$—	$—	$4,287,725
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
June 30, 2014	$337,525	$(116)	$—	$337,409

Balance as of December 31, 2012	$3,615,188	$1,724	$8,074	$3,624,986
Total gains (losses):
Included in earnings / losses	93,471	(73)	(1,862)	91,536
Included in other comprehensive gain	—	—	2,361	2,361
Purchases of finance receivables	197,172	—	—	197,172
Life insurance premiums paid	—	241	—	241
Interest accreted	67,795	—	—	67,795
Payments received	(204,275)	—	—	(204,275)
Maturities	—	—	(2,186)	(2,186)
Asset distribution	(9,615)	(1,892)	—	(11,507)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30, 2013	$3,759,736	$—	$6,387	3,766,123
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
June 30, 2013	$93,470	$(20)	$—	$93,450

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2014 and 2013 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts
(In thousands)
Balance as of December 31, 2013	$3,431,283
Net (gains) losses:
Included in earnings / losses	175,425
Issuances	242,593
Interest accreted	(17,145)
Repayments	(133,656)
Transfers in and/or out of Level 3	—
Balance as of June 30, 2014	$3,698,500
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
June 30, 2014	$175,425

Balance as of December 31, 2012	$3,229,591
Net (gains) losses:
Included in earnings / losses	(34,170)
Issuances	226,780
Interest accreted	(27,183)
Repayments	(116,541)
Transfers in and/or out of Level 3	—
Balance as of June 30, 2013	$3,278,477
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
June 30, 2013	$(34,170)

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Realized and unrealized gains and losses included in revenues in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt	Life settlement contracts income
	(In thousands)
Net gains (losses) included in revenues in the three months ended June 30, 2014	$73,326	$(116)

Unrealized gains (losses) for the three months ended June 30, 2014 relating to assets still held as of June 30, 2014	$73,326	$(116)

Net gains (losses) included in revenues in the six months ended June 30, 2014	$162,100	$(116)

Unrealized gains (losses) for the six months ended June 30, 2014 relating to assets still held as of June 30, 2014	$162,100	$(116)

Net gains (losses) included in revenues in the three months ended June 30, 2013	$5,345	$(8)

Unrealized gains (losses) for the three months ended June 30, 2013 relating to assets still held as of June 30, 2013	$5,345	$(8)

Net gains (losses) included in revenues in the six months ended June 30, 2013	$127,640	$(73)

Unrealized gains (losses) for the six months ended June 30, 2013 relating to assets still held as of June 30, 2013	$127,640	$(20)

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate that value.  As such, the estimated fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2014		2013
	(In thousands)
	Estimated		Estimated
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Financial assets
Marketable securities	$115,981	$115,981	$121,954	$121,954
VIE and other finance receivables, at fair market value	4,287,725	4,287,725	3,870,649	3,870,649
VIE and other finance receivables, net of allowance for losses (1)	127,948	135,039	126,502	132,992
Notes receivable, at fair market value	—	—	5,610	5,610
Other receivables, net of allowance for losses (1)	12,748	12,748	13,529	13,529

Financial liabilities
VIE derivative liabilities, at fair market value	74,542	74,542	70,296	70,296
VIE borrowings under revolving credit facilities and other similar borrowings (1)	75,733	73,767	42,275	41,274
VIE long-term debt (1)	181,581	184,676	147,112	150,802
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,698,500	3,698,500	3,431,283	3,431,283
Installment obligations payable (1)	115,981	115,981	121,954	121,954
Term loan payable (1)	451,186	435,683	434,184	434,184

(1) These represent financial instruments not recorded in the condensed  consolidated balance sheets at fair value.  Such financial instruments would be classified as Level 3 within the fair value hierarchy.

6. VIE and Other Finance Receivables, at Fair Market Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 810.  Additionally, as a result of the Company including lottery winning finance receivables in its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. As of June 30, 2014 and December 31, 2013, VIE and other finance receivables for which the fair value option was elected consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Maturity value	$6,243,644	$5,917,596
Unearned income	(1,955,919)	(2,046,947)
Net carrying amount	$4,287,725	$3,870,649

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Encumbrances on VIE and other finance receivables, at fair market value are as follows:

Encumbrance	June 30, 2014	December 31, 2013
	(In thousands)
VIE securitization debt (2)	$4,069,366	$3,742,218
$100 million credit facility (1)	37,256	11,073
$50 million credit facility (1)	1,903	—
$300 million credit facility (1)	31,283	16,681
$300 million credit facility (1)	15,810	7,568
$100 million permanent financing related to 2011-A (2)	52,526	41,164
Total VIE finance receivables at fair value	4,208,144	3,818,704
Not encumbered	79,581	51,945
Total VIE and other finance receivables at fair value	$4,287,725	$3,870,649

(1) See Note 8

(2) See Note 10

As of June 30, 2014 and December 31, 2013, the residual cash flows from the Company’s finance receivables, at fair market value held in securitizations were pledged as collateral for the Residual Term Facility (Note 9). Additionally, as of December 31, 2013, the Company’s notes receivables, at fair market value, were pledged as collateral for the Residual Term Facility. The Company’s notes receivables, at fair market value, were repaid during the six months ended June 30, 2014.

The Company is engaged to service certain finance receivables it sells to third parties.  Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s unaudited condensed consolidated statements of operations, and for the three and six months ended June 30, 2014 and 2013  were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Servicing fees	$230	$234	$461	$475

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

7. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses, as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Structured settlements and annuities	$78,031	$75,894
Less: unearned income	(50,763)	(49,751)
	27,268	26,143
Lottery winnings	84,760	87,495
Less: unearned income	(26,411)	(28,442)
	58,349	59,053
Pre-settlement funding transactions	58,605	56,309
Less: deferred revenue	(1,716)	(2,240)
	56,889	54,069
Attorney cost financing	1,517	2,069
Less: deferred revenue	—	—
	1,517	2,069
VIE and other finance receivables, gross	144,023	141,334
Less: allowance for losses	(8,984)	(8,342)
VIE and other finance receivables, net	$135,039	$132,992

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	June 30, 2014	December 31, 2013
	(In thousands)
VIE securitization debt (2)	$76,615	$78,575
$35 million pre-settlement credit facility (1)	29,116	25,047
$45.1 million long-term pre-settlement facility (2)	8,282	11,680
$2.4 million long-term facility (2)	2,134	2,524
Total VIE finance receivables, net of allowances	116,147	117,826
Not encumbered	18,892	15,166
Total VIE and other finance receivables, net of allowances	$135,039	$132,992

(1) See Note 8

(2) See Note 9

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Activity in the allowance for losses for VIE and other finance receivables for the three and six months ended June 30, 2014 and June 30, 2013 was as follows:

	Structured settlements and annuities	Lottery	Pre-settlement funding transactions	Life insurance premium financing	Attorney cost financing	Total
	(In thousands)
Three Months Ended June, 2014
Allowance for losses:
Balance as of March 31, 2014	$(53)	$(4)	$(8,176)	$—	$(283)	$(8,516)
Provision for loss	(68)	3	(1,062)	—	—	(1,127)
Charge-offs	91	22	596	—	—	709
Recoveries	(25)	(25)	—	—	—	(50)
Balance as of June 30, 2014	$(55)	$(4)	$(8,642)	$—	$(283)	$(8,984)

Six Months Ended June, 2014
Allowance for losses:
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$—	$(283)	$(8,342)
Provision for loss	(8)	(8)	(2,202)	—	—	(2,218)
Charge-offs	104	29	1,571	—	—	1,704
Recoveries	(103)	(25)	—	—	—	(128)
Balance as of June 30, 2014	$(55)	$(4)	$(8,642)	$—	$(283)	$(8,984)

Individually evaluated for impairment	$(55)	$(4)	$(3,255)	$—	$—	$(3,314)
Collectively evaluated for impairment	—	—	(5,387)	—	(283)	(5,670)
Balance as of June 30, 2014	$(55)	$(4)	$(8,642)	$—	$(283)	$(8,984)

VIE and other finance receivables, net:
Individually evaluated for impairment	$27,213	$58,345	$3,681	$—	$—	$89,239
Collectively evaluated for impairment	—	—	44,566	—	1,234	45,800
Balance as of June 30, 2014	$27,213	$58,345	$48,247	$—	$1,234	$135,039

Three Months Ended June 30, 2013
Allowance for losses:
Balance as of March 31, 2013	$(181)	$—	$(5,272)	$—	$(215)	$(5,668)
Provision for loss	(139)	11	(1,383)	2	(78)	(1,587)
Charge-offs	139	35	373	—	—	547
Recoveries	(1)	(46)	—	(2)	—	(49)
Other	—	—	—	—	—	—
Balance as of June 30, 2013	$(182)	$—	$(6,282)	$—	$(293)	$(6,757)

Six Months Ended June 30, 2013
Allowance for losses:
Balance as of December 31, 2012	$(181)	$(6)	$(4,194)	$—	$(269)	$(4,650)
Provision for loss	(139)	11	(2,533)	2	(24)	(2,683)
Charge-offs	139	35	445	—	—	619
Recoveries	(1)	(40)	—	(2)	—	(43)
Other	—	—	—	—	—	—
Balance as of June 30, 2013	$(182)	$—	$(6,282)	$—	$(293)	$(6,757)

Individually evaluated for impairment	$(182)	$—	$(1,498)	$—	$—	$(1,680)
Collectively evaluated for impairment	—	—	(4,784)	—	(293)	(5,077)
Balance as of June 30, 2013	$(182)	$—	$(6,282)	$—	$(293)	$(6,757)

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,890	$59,850	$1,826	$—	$—	$87,566
Collectively evaluated for impairment	—	—	46,753	—	2,373	49,126
Balance as of June 30, 2013	$25,890	$59,850	$48,579	$—	$2,373	$136,692

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

The Company suspends recognizing interest income on a receivable when it is probable that the Company will be unable to collect all payments according to the contractual terms of the underlying agreement.  Management considers all information available in assessing collectability.  Collectability is measured on a receivable-by-receivable basis by either the present value of estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent.  Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability.

Payments received on past due receivables and finance receivables the Company has suspended recognizing revenue on are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of June 30, 2014, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $11.2 million and $0.7 million, respectively. As of December 31, 2013, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $11.5 million and $0.8 million, respectively.

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

The Company assesses the status of the individual pre-settlement funding transactions to determine whether there are any case specific concerns that need to be addressed and included in the allowance for losses on finance receivables.  The Company also analyzes pre-settlement funding transactions on a portfolio basis based on the advances’ age as the ability to collect is correlated to the duration of time the advances are outstanding.

The following table presents gross pre-settlement funding transactions as of June 30, 2014 and December 31, 2013, based on their year of origination:

Year of Origination	June 30, 2014	December 31, 2013
	(In thousands)
2009	$3,682	$4,578
2010	4,957	5,740
2011	8,473	10,915
2012	13,831	17,527
2013	14,176	17,549
2014	13,486	—
	$58,605	$56,309

Based on historical portfolio experience, the Company has reserved for pre-settlement funding transactions and attorney cost financing $8.6 million and $0.3 million as of June 30, 2014 and $8.0 million and $0.3 million as of December 31, 2013, respectively.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table presents portfolio delinquency status as of June 30, 2014 and as of December 31, 2013, respectively:

							VIE and Other
	30-59	60-89	Greater			VIE and Other Finance	Finance Receivables, net
	Days	Days	than	Total		Receivables,	> 90 days
	Past Due	Past Due	90 Days	Past Due	Current	net	accruing
	(In thousands)
As of June 30, 2014:
Structured settlements and annuities	$7	$4	$190	$201	$27,067	$27,268	$—
Lottery winnings	3	2	168	173	58,176	58,349	—
Total	$10	$6	$358	$374	$85,243	$85,617	$—

As of December 31, 2013:
Structured settlements and annuities	$4	$1	$62	$67	$26,028	$26,095	$—
Lottery winnings	—	—	18	18	59,035	59,053	—
Total	$4	$1	$80	$85	$85,063	$85,148	$—

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

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

8. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

As of June 30, 2014 and December 31, 2013, VIE borrowings under revolving credit facilities and other similar borrowings on the condensed consolidated balance sheets consist of the following:

		June 30,	December 31,
	Entity	2014	2013
		(In thousands)
$100 million variable funding note facility with interest payable monthly at 9.0%, collateralized by JGW-S III’s structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee of 1.00% per annum for the undrawn balance of its line of credit.	JGW-S III	$23,863	$7,535

$50 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.40% as of June 30, 2014 and 3.42% as of December 31, 2013) maturing on April 2, 2017, collateralized by JGW IV’s structured settlements and annuity receivables. JGW IV, LLC is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW IV	1,302	—

$300 million multi-tranche and lender credit facility with interest payable monthly. The Facility was revised on July 24, 2013 as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.15% and 3.25% as of June 30, 2014 and 3.17% and 3.29% at December 31, 2013). Tranche B rate is 5.5% plus LIBOR (5.65% as of June 30, 2014, 5.67% at December 31, 2013). The facility matures on July 24, 2016 and is collateralized by JGW V’s structured settlements, annuity and lottery receivables. JGW V, LLC is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.

	JGW V	19,851	10,985

$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (2.98% as of June 30, 2014 and 2.95% at December 31, 2013), maturing on November 15, 2016, collateralized by JGW VII’s structured settlements, annuity and lottery receivables. JGW VII, LLC is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW VII	9,823	5,769

$35 million multi class credit facility with interest payable monthly as follows: Class A rate comprises the lender’s “prime rate” plus 1.00%, subject to a floor of 4.50% (4.50% as of June 30, 2014 and December 31, 2013). Class B rate comprises the Class A rate plus 1.00% (5.50% as of June 30 2014). The facility matures December 31, 2014 and is collateralized by certain pre-settlement receivables. Peach One is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	18,928	16,985

Total		$73,767	$41,274

Interest expense, including unused fees, for the three months ended June 30, 2014 and 2013 related to VIE borrowings under revolving credit facilities and other similar borrowings was $2.4 million and $1.8 million, respectively. Interest expense, including unused fees, for the six months ended June 30, 2014 and 2013 related to VIE borrowings under revolving credit facilities and other similar borrowings was $4.6 million and $3.9 million, respectively.

The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of June 30, 2014 and December 31, 2013 was 5.43% and 4.81%, respectively.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

9. VIE Long-Term Debt

As of June 30, 2014 and December 31, 2013, VIE long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
PLMT Permanent Facility	$44,864	$47,267
Residual Term Facility	107,540	68,785
Long-Term Pre-settlement Facility	10,314	12,435
2012-A Facility	1,918	2,276
LCSS Facility (2010-C)	12,881	12,880
LCSS Facility (2010-D)	7,159	7,159
Total	$184,676	$150,802

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

Residual Term Facility

In September 2011 and August 2012, the Company issued term debt of $56.0 million and $14.0 million, respectively, to a financial institution (the “Residual Term Facility”). The Residual Term Facility is collateralized by notes receivable and the cash flows from securitization residuals related to certain securitizations. Initially, interest on the Residual Term Facility was payable at 8.0% until September 15, 2014 and 9.0% thereafter. The $56.0 million term debt and the $14.0 million term debt were to mature on September 15, 2018 and September 15, 2019, respectively. Principal payments from collateral cash flows began on September 15, 2014 and were scheduled to continue through 2018. In addition, the $14.0 million term debt required annual additional principal payments of $2.0 million beginning on September 15, 2014 and continuing through 2019.

In May 2014, the Company amended the terms of the Residual Term Facility to increase the principal balance from $70.0 million to $110.0 million, reduce the interest rate to 7.0% per annum, payable monthly, and eliminate the requirement to make the additional $2.0 million annual principal payments.

Long-Term Pre-settlement Facility

In 2011, the Company issued three fixed rate notes totaling $45.1 million, of which, $10.3 million and $12.4 million principal amount remains outstanding as of June 30, 2014 and December 31, 2013, respectively. Interest accrues on the notes at a rate of 9.25% per annum with interest and principal payable monthly from the cash receipts of collateralized pre-settlement funding transactions. The notes mature on June 6, 2016.

2012-A Facility

In December 2012, the Company issued a series of notes collateralized by structured settlements. The proceeds to the Company from the issuance of the notes was $2.5 million and interest accrues on the notes at a fixed

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

interest rate of 9.25%. Interest and principal are payable monthly from cash receipts of collateralized structured settlement receivables. The notes mature on June 15, 2024.

Long-term Debt for Life Contingent Structured Settlements (2010-C & 2010-D)

Long-term Debt (2010-C)

In November 2010, the Company issued a private asset class securitization note under Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”). The 2010-C bond issuance of $12.9 million is collateralized by life-contingent structured settlements.  2010-C accrues interest at 10% per annum and matures on March 15, 2039.

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

During the six months ended June 30, 2014, the Company completed one asset securitization transaction under Rule 144A.  The following table summarizes this securitization SPE transaction:

2014-1
(bond proceeds in $ millions)
Issue date	2/18/2014
Bond proceeds	$233.9
Receivables securitized	4,128
Deal discount rate	4.24%
Retained interest %	6.00%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	8.75%

Subsequent to the six months ended June 30, 2014, the Company completed its second asset securitization transaction under Rule 144A (Note 21).

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

During the six months ended June 30, 2013, the Company also completed one asset securitization transaction under Rule 144A.  The following table summarizes this securitization SPE transaction:

2013-1
(bond proceeds in $ millions)
Issue date	3/20/2013
Bond proceeds	$216.5
Receivables securitized	2,425
Deal discount rate	3.65%
Retained interest %	6.75%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	8.00%

The following table summarizes notes issued by securitization trusts and permanent financing trusts as of June 30, 2014 and December 31, 2013 for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value in the Company’s condensed consolidated balance sheets:

	Outstanding	Outstanding	Fair Value	Fair Value
	Principal as of	Principal as of	as of	as of
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Securitization trusts	$3,175,572	$3,063,520	$3,439,595	$3,177,404
Permanent financing VIEs	253,960	256,914	258,905	253,879
Total	$3,429,532	$3,320,434	$3,698,500	$3,431,283

On March 18, 2014, the Company amended the terms of its $50 million permanent financing related to the 2011-A note issued by JGW-S LC II, LLC primarily to increase the maximum borrowing capacity to $100 million.

11. Term Loan Payable

In connection with our merger with Orchard Acquisition Company, LLC (“OAC”) and its subsidiaries on July 12, 2011 (the “OAC Merger”), the Company assumed OAC’s term loan payable in the amount of $176.5 million, with interest payable at Eurodollar base rate plus applicable and additional margins (8.75% as of December 31, 2012), which was scheduled to mature on November 21, 2013 (the “Term Loan”). Interest expense relating to the Term Loan for the six months ended June 30, 2014 and 2013 was $0 and $1.4 million, respectively.

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

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds, to comply with a maximum total leverage ratio. As of June 30, 2014 and December 31, 2013, there were no outstanding borrowings under the revolving commitment and, as a result, the maximum total leverage ratio requirement was not applicable.  The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including mergers and acquisitions, incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities. In addition, the Credit Facility limits, with certain exceptions, certain of the Company’s subsidiaries from making cash dividends and loans to the Company. As a result, essentially none of the Company’s $227.7 million and $173.4 million in stockholders’ equity as of June 30, 2014 and December 31, 2013, respectively, was free of limitations on the payment of dividends.

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

On December 6, 2013, the Company repaid $123.0 million of its New Term Loan from the proceeds of its IPO and amended the terms of the Credit Facility. The amendment, among other things: (i) reduced the applicable margin on the initial term loans from 7.50% to 6.00% for Eurodollar loans and from 6.50% to 5.00% for base rate loans, and (ii) reduced the interest rate floor on the initial term loans from 1.50% to 1.00% for Eurodollar loans and from 2.50% to 2.00% for base rate loans. As of June 30, 2014, the interest rate on the New Term Loan was 7.0%. In connection with the repayment and amendment of the New Term Loan, the Company paid approximately $13.1 million in amendment, legal and other fees. Additionally, as a result of the Company’s repayment, no further principal payments are due on the New Term Loan until its maturity in February 2019.

Interest expense relating to the New Term Loan for the three months ended June 30, 2014 and 2013 was approximately $8.0 million and $10.9 million, respectively. Interest expense relating to the New Term Loan for the six months ended June 30, 2014 and 2013 was approximately $15.9 million and $16.4 million, respectively.

12. Derivative Financial Instruments

The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities. Hedge accounting has not been applied to any of the Company’s interest rate swaps.

As of June 30, 2014, the Company held an interest rate swap related to its JGW VII revolving credit facility with a total notional value of $11.6 million and a term of approximately 18 years. The Company pays a fixed rate of 2.53% and receives a floating rate equal to 1-month LIBOR rate.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

During the six months ended June 30, 2014 and 2013, and in connection with its securitizations, the Company terminated $35.0 million and $55.4 million of interest rate swap notional value, respectively. The total loss on the termination of these interest rate swaps for the three months ended June 30, 2014 and 2013 was $0. The total loss on the termination of these interest rate swaps for the six months ended June 30, 2014 and 2013 was $0.6 million and $0.2 million, respectively. These losses were recorded in loss on swap terminations, net, in the Company’s unaudited condensed consolidated statements of operations. The unrealized gain (loss) for these swaps for both the three months and six months ended June 30, 2014 and 2013 was less than ($0.1) million and $0.5 million, respectively. These gains (losses) were recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts. As of June 30, 2014, the Company had 8 outstanding swaps with a total notional amount of approximately $267.8 million. The Company pays fixed rates ranging from 4.66% to 5.77% and receives floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of June 30, 2014, the term of these interest rate swaps range from approximately 8 to 22 years. For the three months ended June 30, 2014 and 2013, the amount of unrealized gain (loss) recognized was less than ($0.1) million and $10.8 million, respectively. For the six months ended June 30, 2014 and 2013, the amount of unrealized gain recognized was $0.3 million and $16.5 million, respectively. These gains (losses) were recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC (“PSS”), a permanent financing VIE (Note 10), and PLMT (Note 9).  As of June 30, 2014, the Company had 157 outstanding swaps with a total notional value of approximately $240.7 million. The Company pays fixed rates ranging from 4.38% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of June 30, 2014, the term of the interest rate swaps for PSS and PLMT range approximately from less than 1 month to approximately 20 years. For the three months ended June 30, 2014 and 2013, the amount of unrealized gain (loss) recognized was ($2.9) million and $13.6 million, respectively. For the six months ended June 30, 2014 and 2013, the amount of unrealized gain (loss) recognized was ($4.7) million and $19.2 million, respectively. These gains (losses) were included in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The notional amounts and fair values of interest rate swaps as of June 30, 2014 and December 31, 2013 are as follows:

		Notional as of	Fair Market Value as of	Notional as of	Fair Market Value as of
Entity	Securitization	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
		(In Thousands)
321 Henderson I	2004-A A-1	$36,320	$(3,463)	$40,734	$(3,745)
321 Henderson I	2005-1 A-1	66,722	(8,144)	73,269	(8,559)
321 Henderson II	2006-1 A-1	18,180	(1,835)	20,976	(2,137)
322 Henderson II	2006-2 A-1	21,768	(3,010)	23,620	(3,202)
323 Henderson II	2006-3 A-1	23,393	(2,793)	25,902	(3,023)
324 Henderson II	2006-4 A-1	21,908	(2,417)	23,842	(2,643)
325 Henderson II	2007-1 A-2	39,364	(5,560)	39,364	(5,159)
326 Henderson II	2007-2 A-3	40,160	(8,653)	41,544	(8,015)
JGW V, LLC	—	—	—	10,985	16
JGW VII, LLC	—	11,562	(67)	—	—
PSS	—	185,740	(29,295)	192,444	(25,120)
PLMT	—	54,913	(9,305)	56,942	(8,709)
Total		$520,030	$(74,542)	$549,622	$(70,296)

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

14. Commitments and Contingencies

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of June 30, 2014 and December 31, 2013, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $9.4 million and $9.1 million, respectively, and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s condensed consolidated balance sheets.

The Arrangement also has put options, which expire on December 30, 2019 and 2020, that gives the counterparty the option to sell purchased LCSS assets back to the Company. The put options, if exercised by the counterparty, require the Company to purchase LCSS assets at a target IRR of 3.5% above the original target IRR paid by the counterparty.

In the normal course of business, the Company is subject to various legal proceedings and claims. These proceedings and claims have not been finally resolved and the Company cannot make any assurances as to their ultimate disposition. It is in management’s opinion, based on the information currently available at this time, that the

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

expected outcome of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

15. Segment Reporting

ASC 280, Segment Reporting, establishes standards for segment reporting in the financial statements. Management has determined that all of the operations have similar economic characteristics and may be aggregated into a single segment for disclosure under ASC 280.

16. Income Taxes

JGWPT Holdings Inc. is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of Holdings LLC’s pre-tax income. Holdings LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes. As a result, the JGWPT Holdings Inc.’s unaudited condensed consolidated financial statements do not reflect a benefit or provision for income taxes for Holdings LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interests in Holdings LLC.

The Company’s effective tax rate includes a rate benefit attributable to the fact that a portion of Holding LLC’s income is allocated to the non-controlling interests. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interests are not subject to corporate level taxes.

The Company’s effective tax rate was 19.9% for the six months ended June 30, 2014, as compared to an effective rate of less than 1.7% for the six months ended June 30, 2013. The increase in the effective tax rate was due to the allocation of income from Holdings LLC to the Company for all of 2014.  For the year ended December 31, 2013, the Company was only allocated taxable income for the period after the IPO. The Company’s share of Holdings LLC’s income also increased as a result of holders of Common Interests having exchanged their Common Interests for shares of the Company’s Class A common stock during the six months ended June 30, 2014 (Note 18).

The Company’s effective tax rate was 21.9% for the three months ended June 30, 2014 compared to an effective tax rate of 19.9% for the six months ended June 30, 2014.  The increase in the effective tax rate is primarily due to the Company’s increased ownership of Holdings LLC resulting from the exchanges of Common Interests for shares of Class A common stock that occurred during the three months ended June 30, 2014.

17. Restructure Expense

In April 2013, the Company announced its intention to close its Boynton Beach office.  The associated workforce reductions were substantially complete as of December 31, 2013.  A reconciliation of the associated restructure liability for the six months ended June 30, 2014 is as follows:

Total
(In thousands)

Balance as of December 31, 2013	$921
Restructuring expense	(140)
Payments for restructuring charges	(651)
Balance as of June 30, 2014	$130

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

18. Stockholders’ Equity

Refer to Note 2 for a description of the IPO and associated reorganization of the Company.

The Company’s authorized capital stock consists of 500,000,000 shares of Class A common stock, par value $.00001 per share, 500,000,000 shares of Class B common stock, par value $.00001 per share, 500,000,000 shares of Class C common stock, par value $.00001 per share, and 100,000,000 shares of blank check preferred stock.

As of June 30, 2014, there were 12,885,225 shares of the Company’s Class A common stock issued and 12,793,276 shares outstanding. Additionally, there were 12,266,967 shares of the Company’s Class B common stock issued and outstanding, respectively, as of June 30, 2014.

Class A Common Stock Repurchase Program

On May 2, 2014, the Company’s Board of Directors approved the repurchase of an aggregate of $15.0 million of the Company’s Class A common stock (the “Stock Repurchase Program”) under Rule 10b5-1 of the Securities Exchange Act of 1934.  Purchases under the Stock Repurchase Program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws. The Stock Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of debt, current stock price, market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and has no set expiration date.

During the six months ended June 30, 2014, the Company repurchased 88,020 shares of its Class A common stock for an aggregate purchase price of approximately $0.9 million, or $10.42 per share, pursuant to the Stock Repurchase Program. The repurchased shares are classified as treasury stock at cost on the Company’s unaudited condensed consolidated balance sheet.

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

Preferred Stock

JGWPT Holdings Inc.’s certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock.  No preferred stock had been issued or was outstanding as of June 30, 2014.

Warrants Issued to PGHI Corp.

In connection with the IPO and restructuring, the Class C Profits Interests of Holdings LLC held by PGHI Corp. were cancelled and holders received in-exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share.  All of the warrants issued are exercisable beginning on May 13, 2014 (180 days after the consummation of the IPO), terminate on January 8, 2022, and may not be transferred.

Holdings LLC Operating Agreement

Pursuant to the operating agreement of Holdings LLC, the holders of Holdings LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of the Company’s “vote-only” Class B common stock for an equivalent number of shares of the Company’s Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of the Company’s Class C common stock. During the six months ended June 30, 2014,

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

1,661,599 Common Interests in Holdings LLC, in addition to an equal number of shares of the Company’s Class B common stock, were exchanged for 1,661,599 shares of the Company’s Class A common stock pursuant to the operating agreement.

Amounts Reclassified Out of Accumulated Other Comprehensive Income

ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  During the three and six months ended June 2014 and 2013, the Company recorded the following reclassifications out of accumulated other comprehensive income:

Period	Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the unaudited condensed consolidated statement of operations

Three and six months ended June 30, 2014	Unrealized gains and losses on available-for-sale securities	$2,098	Realized gain (loss) on notes receivable, at fair value
Three and six months ended June 30, 2013	Unrealized gains and losses on available-for-sale securities	$(1,862)	Realized gain (loss) on notes receivable, at fair value

In June 2014, a third party repaid its fixed rate note receivable held by the Company. As a result, the Company reclassified $2.1 million out of accumulated other comprehensive income during the three months ended June 30, 2014. The $1.9 million was reclassified out of accumulated other comprehensive income during the three months ended June 30, 2013 as a result of the note receivable maturing during the period. Both notes receivables had been treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC Topic 320 Investments — Debt and Equity Securities.  As a result of this classification, unrealized gains on the notes receivables that arose were reflected within accumulated other comprehensive gain (loss) in the Company’s unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statements of changes in stockholders’ equity.

19.  Non-Controlling Interests

JGWPT Holdings Inc. consolidates the financial results of Holdings LLC whereby it records a non-controlling interest for the economic interest in Holdings LLC held by the Common Interestholders (see Note 2). Pursuant to an agreement between JGWPT Holdings Inc. and Holdings LLC, any time JGWPT Holdings Inc. cancels, issues or repurchases shares of its Class A common stock, Holdings LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests.  In addition, any time Common Interestholders exchange their Common Interests for shares of JGWPT Holdings Inc.’s Class A common stock, Holdings LLC is required to transfer an equal number of Common Interests to JGWPT Holdings Inc. Changes in the non-controlling and JGWPT Holdings Inc.’s interest in Holdings LLC for the six months ended June 30, 2014 are presented in the following table:

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

	Total Common Interests Held By:
	JGWPT Holding	Non-controlling
	Inc.	Interests	Total
Balance as of December 31, 2013	11,216,429	18,344,688	29,561,117
Holdings LLC common interests acquired by JGWPT Holdings Inc. as a result of the issuance of restricted common stock	3,268	—	3,268
Holdings LLC common interests acquired by JGWPT Holdings Inc. as a result of the exchange of Holdings LLC units for shares of Class A common stock	1,661,599	(1,661,599)	—
Holdings LLC common interests repurchased related to Class A common stock repurchased	(88,020)	—	(88,020)
Common interests forfeited	—	(55,499)	(55,499)
Balance as of June 30, 2014	12,793,276	16,627,590	29,420,866

20. Earnings Per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period.

In accordance with ASC 260 Earnings Per Share all outstanding unvested share-based payments that contain rights to non-forfeitable dividends and participate in the undistributed earnings with the common stockholders are considered participating securities. The shares of Class B common stock do not share in the earnings of the Company and are therefore not considered participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. Furthermore, EPS for the three and six months ended June 30, 2013 is not presented since the Company was not a public company.

In connection with the IPO and restructuring, Class C Profit Interests of Holdings LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of the Company’s Class A common stock (Note 18). For the three and six months ended June 30, 2014, these warrants were not included in the computation of diluted earnings per common share because they were antidilutive under the treasury stock method.

During the six months ended June 30, 2014, the Company granted 232,500 stock options to purchase shares of the Company’s Class A common stock to certain employees. During the six months ended June 30, 2014, an aggregate of 496,547stock options granted to certain employees that were not included in the computation of diluted earnings per common share because they were antidilutive under the treasury stock method.

Additionally, as discussed in Note 2, the operating agreement of Holdings LLC gives Common Interestholders the right (subject to the terms of the operating agreement as described therein) to exchange their Common Interests for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Company applies the “if-converted” method to the Common Interests and vested restricted Common Interests in Holdings LLC to determine the dilutive weighted average shares of Class A common stock outstanding. The Company applies the treasury stock method to the unvested restricted Common Interests and the “if-converted” method on the resulting number of additional Common Interests to determine the dilutive weighted average shares of Class A common stock outstanding represented by these interests.

In computing the dilutive effect that the exchange of Common Interests and restricted Common Interests would have on EPS, the Company considered that net income available to holders of Class A common stock would increase due to the elimination of non-controlling interests (including any tax impact).  Based on these calculations,

JGWPT Holdings Inc.

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

the 16,659,035 weighted average Common Interest and vested restricted Common Interests outstanding and the 768,121 weighted average unvested restricted Common Interests outstanding for the six months ended June 30, 2014 were antidilutive.

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(In thousands, except for shares and per share data)
Numerator:
Numerator for basic EPS- Net income attributable to holders of JGWPT Holdings Inc. Class A common stock	$6,268	$15,290
Effect of dilutive securities:
Holdings LLC Common Interests and vested restricted Common Interests	—	—
Holdings LLC unvested restricted Common Interests	—	—
Numerator for diluted EPS- Net income attributable to holders of JGWPT Holdings Inc. Class A common stock	$6,268	$15,290

Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	12,559,957	12,104,172
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Restricted common stock and restricted stock units	2,085	1,376
Holdings LLC Common Interests and vested restricted Common Interests	—	—
Holdings LLC unvested restricted Common Interests	—	—
Dilutive potential common shares	2,085	1,376
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	12,562,042	12,105,548

Basic income per share of Class A common stock	$0.50	$1.26
Diluted income per share of Class A common stock	$0.50	$1.26

21. Subsequent Events

On July 16, 2014, the Company priced its 2014-2 securitization. The 2014-2 securitization closed on July 23, 2014 with an aggregate issuance amount of $227.6 million and a discount rate of 3.95%.

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

Overview

We are a leading direct response marketer that provides liquidity to our customers by purchasing structured settlement, annuity and lottery payment streams and interests in the proceeds of legal claims in the United States. We securitize or sell those payment streams in transactions that are structured to generate cash proceeds to us that exceed the purchase price we paid for those payment streams. We have developed our market leading position as a purchaser of structured settlement payments through our highly recognizable brands and multi-channel direct response marketing platform.

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

We operate two market leading and highly recognizable brands, JG Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or potential pre-settlement customers. Since 1995, we have invested approximately $655.0 million in marketing to establish our brand names and increase customer awareness through multiple media outlets. Since 1995 we have been building proprietary databases of current and prospective customers, which we continue to grow through our marketing efforts and which we consider a key differentiator from our competitors. As of December 31, 2013, our customer databases included more than 121,960 current and prospective structure settlement customers with approximately $32 billion of unpurchased structured settlement payment streams which includes all potential payment streams that customers disclosed to us at our initial contact with them. Since December 31, 2013, we have continued to add to our customer databases and to purchase structured settlement payment streams from our customers who may also sell payment streams to others and, therefore, the amount of unpurchased structured settlement payment streams in our databases may now be greater or smaller. We also maintain databases of pre-settlement and lotteries customers. The strength of our databases and the resulting predictable pipeline of opportunities are demonstrated by the level of repeat business we experience with our customers. Of the total structured settlement customers we have served since 1995, the average customer has completed through 2013 two separate transactions with us. These additional purchasing opportunities come with low incremental acquisition costs.

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $10.1 billion of undiscounted structured settlement payment streams and have completed 39 asset-backed securitizations totaling over $5.6 billion in issuance. The Company refers to undiscounted total receivable balances as “TRB.” TRB purchases for the three months ended June 30, 2014 and 2013 were $287.7 million and $294.8 million, respectively. TRB purchases for the six months ended June 30, 2014 and 2013 were $548.3 million and $565.2 million, respectively.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We purchase future payment streams from our customers for a single up-front cash payment. Such payment is based upon a discount rate that is negotiated with each of our customers. We fund our purchases of payment streams with short and long-term non-recourse financing. We initially fund our purchase of structured settlement payments and annuities through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750.0 million as of June 30, 2014 and December 31, 2013, respectively. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment steams using a combination of other committed financing sources and our operating cash.

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

On November 14, 2013, we consummated our IPO whereby 11,212,500 shares of our Class A common stock were sold to the public. The aggregate net proceeds received from our IPO were $141.3 million, after deducting underwriting discounts and offering expenses. We used the aggregate net proceeds to purchase 11,212,500 Common Interests of the newly formed JGWPT Holdings, LLC, representing 37.9% of the then outstanding Common Interests of Holdings LLC. Holdings LLC used a portion of the net proceeds of our IPO to repay a portion of our senior secured term loan, with the remainder used for general corporate purposes.

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
REVENUES

Interest income	$46,638	$37,943	$94,460	$80,582
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	70,317	30,245	157,628	163,843
Loss on swap terminations, net	—	—	(574)	(174)
Servicing, broker, and other fees	1,030	1,423	2,172	2,536
Realized and unrealized gains (losses) on marketable securities, net	3,467	(1,080)	4,356	4,997
Realized gain (loss) on notes receivable, at fair value	2,098	(1,862)	2,098	(1,862)
Other	(62)	(8)	(62)	(53)
Total Revenues	$123,488	$66,661	$260,078	$249,869

EXPENSES

Advertising	$16,432	$17,349	$33,925	$33,803
Interest expense	50,700	43,346	101,930	85,970
Compensation and benefits	10,483	11,551	19,769	23,396
General and administrative	4,613	6,226	9,083	10,361
Professional and consulting	5,518	4,975	8,962	9,098
Debt issuance	19	44	3,020	3,072
Securitization debt maintenance	1,564	1,544	3,121	2,984
Provision for losses on finance receivables	1,127	1,587	2,218	2,683
Depreciation and amortization	1,121	1,386	2,202	2,763
Installment obligations expense (income), net	4,122	(231)	5,614	6,519
Total Expenses	$95,699	$87,777	$189,844	$180,649
Income (loss) before income taxes	27,789	(21,116)	70,234	69,220
Provision for income taxes	6,081	524	13,993	1,155
Net Income (Loss)	$21,708	$(21,640)	$56,241	$68,065
Less net income attributable to non-controlling interests	15,440		40,951
Net income attributable to JGWPT Holdings Inc.	$6,268		$15,290

Comparison of Consolidated Results for the Three Months Ended June 30, 2014 and 2013

Revenues

Total revenues for the three months ended June 30, 2014 were $123.5 million, an increase of $56.8 million, or 85.2%, from $66.7 million for the three months ended June 30, 2013. The increase was primarily attributable to a $40.1 million increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, a $8.7 million increase in interest income, a $4.5 million increase in realized and unrealized gains (losses) on marketable securities, net, and a $4.0 million increase in realized gain (loss) on notes receivable, at fair value that resulted from the repayment and maturity of the notes receivables during the respective periods.

Interest income for the three months ended June 30, 2014 was $46.6 million, an increase of $8.7 million, or 22.9%, from $37.9 million for the three months ended June 30, 2013, due to an increase in our finance receivables balance.

Unrealized gains on VIE and other finance receivables, long-term debt and derivatives was $70.3 million for the three months ended June 30, 2014, an increase of $40.1 million from $30.2 million for the three months ended June 30, 2013, primarily due to the impact of decreasing interest rates during the three months ended June 30, 2014 compared to increasing interest rates during the three months ended June 30, 2013. This was partially offset by a 2.4% decrease in total receivables purchased in the second quarter of 2014.

Realized and unrealized gains (losses) on marketable securities, net, was $3.5 million for the three months ended June 30, 2014, an increase of $4.5 million from a ($1.1) million loss for the three months ended June 30, 2013, due to higher investment returns on marketable securities. The increase is primarily offset by a corresponding increase in installment obligations expense (income), net. These amounts relate to the marketable securities and installment obligations payable on our unaudited condensed consolidated balance sheet. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gain on marketable securities do not impact our net income.

Operating Expenses

Total expenses for the three months ended June 30, 2014 were $95.7 million, an increase of $7.9 million, or 9.0%, from $87.8 million for the three months ended June 30, 2013.

Advertising expense, which consists of our marketing costs including direct mail, television, internet, and other related expenses, decreased by 5.3% to $16.4 million for the three months ended June 30, 2014, from $17.3 million for the three months ended June 30, 2013, primarily due to the timing of our new internet and television initiatives in 2014.

Interest expense, which includes interest on our securitization debt, warehouse facilities and the term loan, increased 17.0% to $50.7 million for the three months ended June 30, 2014, from $43.3 million for the three months ended June 30, 2013. This increase is primarily driven by an increase in debt from securitizations offset by the net decrease in the principal amount of our term loan which occurred in December 2013.

Compensation and benefits expense decreased 9.2% to $10.5 million for the three months ended June 30, 2014, compared to $11.6 million for the three months ended June 30, 2013, primarily driven by cost savings associated with the downsizing of the Boynton Beach office.

General and administrative costs decreased 25.9% to $4.6 million for the three months ended June 30, 2014, from $6.2 million for the three months ended June 30, 2013, primarily due to a decrease in expenses related to information technology, rent and utilities primarily due to cost savings associated with the closing of our Boynton Beach office that was partially offset by an increase in insurance costs.

Professional and consulting costs increased by 10.9% to $5.5 million for the three months ended June 30, 2014, from $5.0 million for the three months ended June 30, 2013, primarily due to an increase in outside legal fees associated with litigation and regulatory inquiries and an increase in audit fees that was partially offset by a decrease in consulting fees.

Provision for losses on finance receivables decreased 29.0% to $1.1 million for the three months ended June 30, 2014 from $1.6 million for the three months ended June 30, 2013, primarily due to a reduction in specific reserves recognized that was offset by an increase in reserves for pre-settlements and structured settlements.

Restructuring Expense

In April 2013, we announced our intention to restructure our Boynton Beach office. In connection with this announcement, we recorded a restructuring charge of $3.2 million which was recorded in the following statement of operations line items: $2.8 million in compensation and benefits and $0.4 million in general and administrative. The associated workforce reductions were substantially completed as of December 31, 2013.

Income (Loss) Before Taxes

For the three months ended June 30, 2014, we earned income before taxes of $27.8 million, an increase of $48.9 million from a loss before taxes of ($21.1) million for the three months ended June 30, 2013. This was primarily due to the increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, an increase in interest income primarily due to the increase in our finance receivable balances, a decrease in compensation and benefits expenses, as well as general and administrative expenses primarily due to cost savings associated with the closing of our Boynton Beach office.

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

Our provision for income taxes for the three months ended June 30, 2014 was $6.1 million, compared to a tax provision of $0.5 million for the three months ended June 30, 2013. The increase in our tax provision was primarily due to a full quarter’s allocation of income from Holdings LLC to the Company. For the year ended December 31, 2013, the Company was only allocated taxable income for the period after the IPO.

Net Income (Loss)

Net income for the three months ended June 30, 2014 was $21.7 million, an increase of $43.3 million, from a net loss of ($21.6) million for the three months ended June 30, 2013. This was primarily due to the increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, an increase in interest income primarily due to the increase in our finance receivable balances, a decrease in compensation and benefits expenses, as well as general and administrative expenses primarily due to cost savings associated with the closing of our Boynton Beach office.

Comparison of Consolidated Results for the Six Months Ended June 30, 2014 and 2013

Revenues

Total revenues for the six months ended June 30, 2014 were $260.1 million, an increase of $10.2 million, or 4.1%, from $249.9 million for the six months ended June 30, 2013. The increase was primarily attributable to an increase of $13.9 million in interest income and an increase of $4.0 million in gain (loss) on note receivable, at fair value that resulted from the repayment and maturity of the notes receivables during the respective periods. This was partially offset by a $6.2 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives.

Interest income for the six months ended June 30, 2014 was $94.5 million, an increase of $13.9 million, or 17.2%, from $80.6 million for the six months ended June 30, 2013, due to an increase in our finance receivables balance.

Unrealized gains on VIE and other finance receivables, long-term debt, and derivatives was $157.6 million for the six months ended June 30, 2014, a decrease of $6.2 million from $163.8 million for the six months ended June 30, 2013, primarily due to the impact of higher average interest rates and a 3.0% decrease in total receivables purchased in the first half of 2014.

Realized and unrealized gains on marketable securities, net, was $4.4 million for the six months ended June 30, 2014, a decrease of $0.6 million from $5.0 million for the six months ended June 30, 2013, primarily due to lower investment returns on marketable securities. The decrease is primarily offset by a corresponding decrease in installment obligations expense (income), net. These amounts relate to the marketable securities and installment obligations payable on our unaudited condensed consolidated balance sheet. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gain on marketable securities do not impact our net income.

Operating Expenses

Total expenses for the six months ended June 30, 2014 were $189.8 million, an increase of $9.2 million, or 5.1%, from $180.6 million for the six months ended June 30, 2013.

Advertising expense, which consists of our marketing costs including direct mail, television, internet, and other related expenses remained consistent at $33.9 million for the six months ended June 30, 2014, and $33.8 million for the six months ended June 30, 2013.

Interest expense, which includes interest on our securitization debt, warehouse facilities and the term loan, increased 18.6% to $101.9 million for the six months ended June 30, 2014, from $86.0 million for the six months ended June 30, 2013. The increase is primarily driven by an increase in debt from securitizations and was partially offset by a decrease in the principal amount of our term loan which occurred in December 2013.

Compensation and benefits expense decreased 15.5% to $19.8 million for the six months ended June 30, 2014, compared to $23.4 million for the six months ended June 30, 2013, primarily driven by cost savings associated with the downsizing of the Boynton Beach office.

General and administrative costs decreased 12.3%, to $9.1 million for the six months ended June 30, 2014, from $10.4 million for the six months ended June 30, 2013, primarily due to a decrease in expenses related to information technology, rent and utilities primarily due to cost savings associated with the closing of our Boynton Beach office that was partially offset by an increase in insurance costs.

Professional and consulting costs decreased 1.5% to $9.0 million for the six months ended June 30, 2014 from $9.1 million for the six months ended June 30, 2013, primarily due to a decrease in outside legal fees associated with litigation costs and consulting fees that was partially offset by an increase in audit fees.

Provision for losses on finance receivables decreased 17.3% to $2.2 million for the six months ended June 30, 2014 from $2.7 million for the six months ended June 30, 2013, primarily due to a reduction in specific reserves recognized that was offset by an increase in reserves for pre-settlements and structured settlements.

Restructuring Expense

In April 2013, we announced our intention to restructure our Boynton Beach office. In connection with this announcement, we recorded a restructuring charge of $3.2 million which was recorded in the following statement of operations line items: $2.8 million in compensation and benefits and $0.4 million in general and administrative. The associated workforce reductions were substantially completed as of December 31, 2013.

Income Before Taxes

For the six months ended June 30, 2014, we earned income before taxes of $70.2 million, an increase of 1.5%, or $1.0 million, from $69.2 million for the six months ended June 30, 2013, primarily due to the increase of interest income due to an increase in our finance receivables balance and an increase in the realized gains (losses) on notes receivable, at fair market value due to the repayment and maturity of notes receivable during the respective periods. This increase was offset by an increase in interest expense primarily due to the increase in debt from securitizations that was partially offset by a decrease in the principal amount of our term loan.

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

Our provision for income taxes for the six months ended June 30, 2014 was $14.0 million, compared to a tax provision of $1.2 million for the six months ended June 30, 2013. The increase in our tax provision was primarily due to the allocation of income from Holdings LLC to the Company for all of 2014. For the year ended December 31, 2013, the Company was only allocated taxable income for the period after the IPO.

Net Income

Net income for the six months ended June 30, 2014 was $56.2 million, a decrease of $11.8 million, or 17.4%, from net income of $68.1 million for the six months ended June 30, 2013, primarily due to the increase of interest expense due to the increase in debt from securitizations that was partially offset by a decrease in the principal amount of our term loan, and an increase in provision for income taxes primarily due to the allocation of income from Holdings LLC to the Company for all of 2014. This was offset by an increase in interest income due to an increase in our finance receivables balance and an increase in the realized gains (losses) on notes receivable, at fair market value due to the repayment and maturity of notes receivable during the first half of the year.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(180,535)	$(163,343)
Net cash provided by investing activities	4,738	5,444
Net cash provided by financing activities	172,148	84,912
Net decrease in cash and cash equivalents	(3,649)	(72,987)
Cash and cash equivalents at beginning of period	39,061	103,137
Cash and cash equivalents at end of period	$35,412	$30,150

Six Months Ended June 30, 2014 and 2013

Cash Flow from Operating Activities

Net cash used in operating activities was $180.5 million and $163.3 million for the six months ended June 30, 2014 and 2013, respectively. The cash used in operating activities does not reflect the financing of our purchased receivables which is an integral part of our business and is reflected in the cash flow from financing activities. This $17.2 million increase in cash used in operating activities was primarily driven by an $11.8 million decrease in net income as a result of decreasing interest rates and a $14.4 million decrease in purchases of finance receivables, net of collections.

Cash Flow from Investment Activities

Net cash provided by investment activities was $4.7 million for the six months ended June 30, 2014 compared to net cash provided by investment activities of $5.4 million for the six months ended June 30, 2013. This $0.7 million decrease was primarily driven by the collection of a note receivable from an affiliate in the prior year, offset by a decrease in purchases of fixed assets, net of sales proceeds.

Cash Flow from Financing Activities

Net cash provided by financing activities was $172.1 million and $84.9 million for the six months ended June 30, 2014 and 2013, respectively, representing an increase of $87.2 million which was primarily attributable to a $125.8 million increase in issuance of VIE long-term debt offset by a $86.0 million decrease in repayments of long-term debt and derivatives and a $16.9 decrease in gross proceeds from revolving facilities. The increase was also primarily attributable to non-recurring transactions that occurred during the first half of 2013.  During the six months ended June 30, 2013, we entered into a new credit facility which generated net proceeds of $557.2 million. In connection with the entry into this new credit facility, we made a cash distribution of $459.6 million to Common Interestholders and repaid $143.5 million in repayments under our existing debt obligations.

Funding Sources

We utilize a number of different funding sources to finance our different business lines. These sources are targeted to allow us to maximize our cash proceeds from the different assets that we purchase.

Structured Settlements and Annuities

We finance our guaranteed structured settlement and annuity payment stream purchases through four separate warehouse facilities with $750.0 million of aggregate capacity: (i) a $300.0 million syndicated warehouse facility with Barclays and Natixis with a revolving period that ends in July 2016; (ii) a $300.0 million warehouse facility with Credit Suisse with a revolving period that ends in November 2016; (iii) a $100.0 million warehouse facility with PartnerRe with a 2 year evergreen feature, that requires the lender to give us 24 months’ notice prior to terminating the facility’s revolving line of credit; and (iv) a $50.0 million warehouse facility with Deutsche Bank with a revolving period that ends in October 2016. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended.

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

We undertake non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in 2013 and two securitizations in 2014. On February 18, 2014, we closed our 2014-1 securitization with an aggregate issuance amount of $233.9 million and a discount rate of 4.24% which generated net proceeds to the Company of $88.9 million. On July 23, 2014, we closed our 2014-2 securitization with an aggregate issuance amount of $227.6 million and a discount rate of 3.95% which generated net proceeds to the Company of $68.6 million before the pre-funding component of the securitization which we expect to close before September 30, 2014.

We intend, subject to market conditions, management discretion and other relevant factors, to continue to undertake approximately three securitizations per year in the future. The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. In 2013, approximately 86% of the counterparties to structured settlement payment streams that we purchased were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market. Since 1997, our securitization entities, including our two securitizations in 2014, have undertaken over $5.6 billion in total issuance volume, representing $8.8 billion of payment streams over 39 securitizations.

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with PartnerRe with a capacity of $100.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of June 30, 2014, our permanent financing facility with PartnerRe had a capacity of $100.0 million for our life contingent annuity and structured settlement businesses.

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

Recently, we have also been purchasing lottery payment streams utilizing our balance sheet and we have structured two of our guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently securitize together with structured settlement and annuity payment streams. Lottery payment streams were included in our three securitizations during 2013 and our two securitizations in 2014.  We intend to continue to securitize lottery payment streams in the future. We believe that our ability to securitize lottery payment streams has the potential to assist us to achieve an industry-leading cost of capital and to drive our future growth in this asset class.

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

Term Loan

We have (i) a widely syndicated senior secured term loan which matures in February 2019, and (ii) a widely syndicated $20.0 million revolving commitment that matures in August 2017. On December 6, 2013, we repaid $123.0 million of our senior secured term loan with proceeds from our IPO, reducing the outstanding amount to $449.5 million immediately after repayment. In connection with this repayment, we amended the terms governing the loan to reduce the applicable margin from 6.5% to 5.0% for Base Rate Loans and from 7.5% to 6.0% for Eurodollar Loans and reduced the interest rate floor from 2.5% to 2.0% for Base Rate Loans and from 1.5% to 1.0% for Eurodollar Loans. No changes were made to the financial covenants contained in the credit agreement and as a result of the repayment, no further principal payments are required to be made on the senior secured term loan until its maturity in February 2019. The revolving commitment has the same interest rate terms as the senior secured term loan.

Residual Financing

On May 6, 2014, we amended the terms of our Residual Term Facility with a financial institution. The amendment primarily increased the principal balance from $70.0 million to $110.0 million. This facility is now secured by 24 of our securitization residuals and is structured with a $110.0 million A1 Note due in May 2021. Prior to the amendment, the facility was structured with a $56.0 million A1 Note due in September 2018 and a $14.0 million A2 Note due in September 2019. The amendment also decreased the interest rate on the Residual

Term Facility to 7.0% from 8.0% and eliminated the requirement to make the additional $2.0 million annual principal payments.

Securitization Debt

We elected fair value treatment under ASC 825 to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the fair value of the VIE finance receivables held by SPEs, which are held to provide the cash flow for the note obligations. The VIE debt issued by SPEs is non-recourse to the Company other subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserve and residual interest amounts.

Initial Public Offering

On November 14, 2013, we consummated our IPO, in which we sold 11,212,500 shares of our Class A common stock to the public. The aggregate net proceeds received from the offering were $141.3 million. We used $123.0 million of the net proceeds to repay a portion of our senior secured term loan, with the remainder used for general corporate purposes.

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

Contractual Obligations and Commitments

On February 18, 2014, we closed our 2014-1 securitization with an aggregate issuance amount of $233.9 million and a discount rate of 4.24%. On July 23, 2014, we closed our 2014-2 securitization with an aggregate issuance amount of $227.6 million and a discount rate of 3.95%.

On March 18, 2014, we amended the terms of our $50.0 million permanent financing facility with PartnerRE to increase the maximum borrowing capacity to $100.0 million.

On May 6, 2014, the Company amended the terms of its Residual Term Facility with a financial institution. The amendment primarily increased the principal balance to $110.0 million, extended the maturity date to May 2021, decreased the interest rate to 7.0%, and eliminated the requirement to make the additional $2.0 million annual principal payments.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance when it becomes effective in the fiscal year beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on the Company’s consolidated financial statements.

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

Share-Based Compensation

We apply ASC 718 Compensation - Stock Compensation (“ASC 718”).  ASC 718 requires that the compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, be included in the Company’s unaudited condensed consolidated statements of operations. The Company has determined that these share-based payment transactions represent equity awards under ASC 718 and therefore measures the cost of employee services received in exchange for share based compensation on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award. For all grants of stock options, the fair value at the grant date is calculated using the Black-Sholes option pricing model based on the value of the issuing entities shares at the award date. Share-based compensation is included in compensation and benefits expense within the Company’s unaudited condensed consolidated statements of operations.

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

The amendments to ASC 860 Transfers and Servicing (“ASC 860”), eliminated the concept of a qualified special purpose entity, changed the requirements for derecognizing financial assets, and required additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets.

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

Notes Receivable, at fair market value

Notes receivable represent fixed rate obligations of a third party collateralized by retained interests from certain securitizations sponsored by us. Under the agreements, the obligor has the right to redeem the notes at fair value. The notes receivable are treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC Topic 320 Investments — Debt and Equity Securities. Unrealized gains on notes receivable arising during the period are reflected within accumulated other comprehensive gain in our unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statement of changes in stockholders’ equity. The notes receivable are analyzed annually for other than temporary impairment.

Intangible Assets and Goodwill

Identifiable intangible assets, which consist primarily of our database and non-compete agreements, are amortized over their estimated useful lives of 10 and 3 years, respectively. Customer relationships are amortized over their useful lives of 3 to 15 years. Domain names are amortized over their estimated useful lives of 10 years. In addition, such identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable.  An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value.  Intangible assets deemed to have indefinite useful lives, which in our case includes a trade name, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. No impairment was recognized for the intangible assets for the six months ended June 30, 2014 and 2013.

Goodwill results from the excess of the purchase price over the fair value of the net assets of an acquired business. Goodwill has an indefinite useful life and is subject to annual impairment tests whereby impairment is recognized if the estimated fair value of the Company is less than its net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount. No impairment was recognized for goodwill for the six months ended June 30, 2014 and 2013.

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

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our unaudited condensed consolidated statements of operations. As of June 30, 2014, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

		Impact as of	Impact as of
		June 30, 2014	June 30, 2014
	Balance as of	of a 100 bp increase in	of a 100 bp decrease in
	June 30, 2014	interest rates	interest rates
	(Dollars in Thousands)
Securitized receivables, at fair market value	$3,820,619	$(226,171)	$253,308
Company retained interests in finance receivables at fair market value	$294,637	(48,910)	60,846
Unsecured finance receivables, at fair market value	172,469	(14,420)	16,896

VIE and other finance receivables, at fair market value	4,287,725	(289,501)	331,050
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,698,500	199,407	(225,843)
VIE derivative liabilities, at fair market value	74,542	27,293	(27,378)
Net Impact	N/A	(62,801)	77,829

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during 2013, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the six months ended June 30, 2014 would have been reduced by approximately $38.3 million. If instead this increase of 1% in financing costs were to have only affected our June payment stream purchases our income for the six months ended June 30, 2014 would have been reduced by approximately $6.4 million.

Derivative and Other Hedging Instruments

We utilize interest rate swaps to manage our exposure to changes in interest rates related to borrowings on its revolving credit facilities. We have not applied hedge accounting to any of our interest rate swaps.

As of June 30, 2014, the Company held an interest rate swap related to its JGW VII revolving credit facility with a total notional value of $11.6 million and a term of approximately 18 years. The Company pays a fixed rate of 2.53% and receives a floating rate equal to 1-month LIBOR rate. During the six months ended June 30, 2014 and 2013, we terminated $35.0 million and $55.4 million of interest rate swap notional value, respectively, in connection with our securitizations.

Losses on the termination of these interest rate swaps are recorded in loss on swap terminations, net in our unaudited condensed consolidated statements of operations. The unrealized gains and losses for these swaps were recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

We also have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts. As of June 30, 2014, we had 8 outstanding swaps with a total notional amount of approximately $267.8 million, we pay fixed rates ranging from 4.7% to 5.8%, and we receive floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of June 30, 2014, the terms of these interest rate swaps range from approximately 8 to approximately 22 years. We recognize unrealized gains and record these in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

Additionally, we have interest-rate swaps to manage our exposure to changes in interest rates related to its borrowings under PSS and PLMT.  As of June 30, 2014, we had 157 outstanding swaps with a total notional value of approximately $240.7 million. We pay fixed rates ranging from 4.4% to 8.7% and we receive floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of June 30, 2014, the term of the interest rate swaps for PSS and PLMT range approximately from less than 1 month to approximately 20 years. We recognize the unrealized gains and losses and include them in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Annual Report on Form 10-K for the year ended December 31, 2013, as incorporated herein by reference, did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

Information regarding our legal proceedings appears in “Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference. Other than described below, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K.

Illinois Proceedings

As noted in our Annual Report on Form 10-K for the year ended December 31, 2013, the parties to the first Illinois proceeding had negotiated a confidential settlement agreement that was subject to final court approval and other conditions precedent. The parties to the first proceeding have received the approvals that they deemed necessary and the required conditions have been met resulting in final settlement of the plaintiff’s action against Peachtree Settlement Funding.

The defendants in the most recently filed Illinois purported class action filing removed the case to the United States District Court for the Southern District of Illinois. Settlement Funding filed a motion to defer responding to the plaintiff’s complaint pending a ruling on the other defendants’ 12(b)(6) motion to dismiss, and also filed a motion to compel arbitration and to stay or dismiss the claims against it in federal court. The plaintiff filed a motion for extension of time to respond to the motions to dismiss and motion to compel arbitration based on his intent to file a second amended complaint. The plaintiff did file a second amended complaint asserting substantially similar allegations to those set forth in the initial amended complaint. The defendants believe that the’ allegations are time-barred and without merit and intends to vigorously defend these claims on a number of factual and legal grounds.

Tax Receivable Agreement

On June 24, 2014, the Court held a hearing on defendants’ motion to dismiss the plaintiffs’ amended complaint.  The parties are now awaiting the Court’s ruling on the motion.

Item 1A. Risk Factors

Information regarding our risk factors appears in “Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013. There are no material changes in those risk factors other than those described below.

Any significant security breach of our software applications or technology that contains personally identifiable confidential information of current customers could adversely affect our business and reputation.

Our business often requires that we handle personally identifiable confidential information, the use and disclosure of which is significantly restricted under federal and state privacy laws. As part of our normal operations, we rely on secure processing, storage, and transmission of confidential customer information through computer software systems and networks. Our information technology infrastructure is potentially vulnerable to security breaches, and a party able to circumvent our security measures could misappropriate private customer information. We maintain and rely on external and internal cybersecurity solutions as part of our internal controls that are designed to provide reasonable assurance that unauthorized access to our customer’s confidential data is prevented or detected in a timely manner. However, although we have not had any occurrences of a breach of our cybersecurity solutions, these internal controls may not continue to prevent unauthorized access to our software systems and networks. Loss or misappropriation of confidential information of our customers may result in a loss of confidence in our transactions, may greatly harm our reputation, may adversely affect or ability to maintain current or potential customer relationships, and may have a material adverse effect on our business, financial condition and results of operations and cash flows. We maintain insurance coverage, which we believe to be adequate, for losses associated with a cybersecurity breach, but we cannot guarantee that our insurance policies will fully protect us against all such losses and liabilities.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

Exhibit 31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a).
Exhibit 31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a).
Exhibit 32.1	Chief Executive Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Exhibit 32.2	Chief Financial Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	XBRL Instant Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JGWPT HOLDINGS INC.

August 14, 2014	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

August 14, 2014	By:	/s/ John R. Schwab
John R. Schwab
Chief Financial Officer