Form 10-Q
period 2014-09-30
J.G. Wentworth Co
filed 2014-11-14
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-36170

THE J.G. WENTWORTH COMPANY

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

The number of shares of the registrant’s Class A common stock, par value $0.00001 per share, outstanding was 14,923,670 as of November 13, 2014. The number of shares of the registrant’s Class B common stock, par value $0.00001 per share, outstanding was 10,680,525 as of November 13, 2014.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. These forward looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. You can identify such statements because they contain words such as ‘‘plans,’’ ‘‘expects’’ or ‘‘does expect,’’ ‘‘budget,’’ ‘‘forecasts,’’ ‘‘anticipates’’ or ‘‘does not anticipate,’’ ‘‘believes,’’ ‘‘intends,’’ and similar expressions or statements that certain actions, events or results ‘‘may,’’ ‘‘could,’’ ‘‘would,’’ ‘‘might,’’ or ‘‘will,’’ be taken, occur or be achieved. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q reflect management’s current beliefs based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.

Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance and opportunities in future periods to differ materially from those expressed or implied by such forward-looking statements. Although we have attempted to identify important risk factors that could cause actual actions, events or results to differ materially from those described in or implied by our forward-looking statements,  a number of factors could cause actual results, performance or achievements to differ materially from the results expressed or implied in the forward-looking statements. We cannot assure you that forward-looking statements will prove to be accurate, as actual actions, results and future events could differ materially from those anticipated or implied by such statements.

These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q. As set forth more fully under “Part 2, Item 1A. ‘Risk Factors’” in this Quarterly Report, these risks and uncertainties include, among other things:

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

•                  the compression of the yield spread between the price we pay for and the price at which we sell assets due to changes in interest rates and/or other factors;

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

PART I. FINANCIAL INFORMATION

Explanatory Note

On September 30, 2014, JGWPT Holdings, Inc. changed its name to The J.G. Wentworth CompanyTM and on October 8, 2014, JGWPT Holdings, LLC changed its name to The J.G. Wentworth Company, LLC (“JGW LLC”). Unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and similar references in this Quarterly Report on Form 10-Q refer: (i) following the consummation of our initial public offering (the “IPO”) and related concurrent transactions on November 14, 2013, collectively, to The J.G. Wentworth Company (previously known as JGWPT Holdings Inc.) and, unless otherwise stated, all of its subsidiaries, and (ii) prior to the completion of our IPO and related concurrent transactions on November 14, 2013, collectively, to J.G. Wentworth, LLC and, unless otherwise stated, all of its subsidiaries

As previously reported, on November 14, 2013, the Company consummated the IPO whereby 11,212,500 shares of its Class A common stock (the “Class A common stock”), par value $0.00001 per share, were sold to the public. The aggregate net proceeds received from the IPO were $141.3 million and were used to purchase 11,212,500 common membership interests (the “Common Interests” and the holders of such Common Interests, the “Common Interestholders”), of the newly formed JGW LLC representing 37.9% of the then outstanding Common Interests of JGW LLC.  Concurrently with the consummation of our IPO, (i) the operating agreement of JGW LLC was amended and restated such that, among other things, The J.G. Wentworth Company became the sole managing member of JGW LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to November 14, 2013, The J.G. Wentworth Company consolidates the financial results of JGW LLC with its own and reflects the proportional interest in JGW LLC not held by it as a non-controlling interest in its unaudited condensed consolidated financial statements.

Item 1.   Financial Statements

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
	(In thousands, except for shares and per share data)
ASSETS
Cash and cash equivalents	$76,068	$39,061
Restricted cash and investments	118,020	109,338
VIE finance receivables, at fair market value (1)	4,274,954	3,818,704
Other finance receivables, at fair market value	81,504	51,945
VIE finance receivables, net of allowances for losses of $7,426 and $6,443, respectively (1)	114,453	117,826
Other finance receivables, net of allowances for losses of $2,031 and $1,899, respectively	18,435	15,166
Notes receivable, at fair market value (1)	—	5,610
Other receivables, net of allowances for losses of $252 and $243, respectively	12,281	13,529
Fixed assets, net of accumulated depreciation of $5,516 and $4,544, respectively	3,414	3,112
Intangible assets, net of accumulated amortization of $19,728 and $17,781, respectively	45,980	47,878
Goodwill	84,993	84,993
Marketable securities	106,490	121,954
Deferred tax assets, net	—	1,830
Other assets	34,980	41,151
Total Assets	$4,971,572	$4,472,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,987	$3,903
Accrued expenses	24,639	21,181
Accrued interest	17,113	14,485
VIE derivative liabilities, at fair market value	70,016	70,296
VIE borrowings under revolving credit facilities and other similar borrowings	25,358	41,274
VIE long-term debt	183,310	150,802
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,836,856	3,431,283
Term loan payable	436,433	434,184
Other liabilities	6,965	7,646
Deferred tax liabilities, net	15,688	1,707
Installment obligations payable	106,490	121,954
Total Liabilities	4,730,855	4,298,715
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 14,347,143 and 14,255,194 issued and outstanding as of September 30, 2014, respectively, 11,220,358 and 11,216,429 issued and outstanding as of December 31, 2013, respectively.	—	—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 10,680,530 issued and outstanding as of September 30, 2014, 14,001,583 and 13,984,065 issued and outstanding as of December 31, 2013, respectively.	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in-capital	94,059	70,236
Retained earnings (accumulated deficit)	13,805	(5,577)
Accumulated other comprehensive income	—	612
	107,864	65,271
Less: treasury stock at cost, 91,949 and 3,929 shares as of September 30, 2014 and December 31, 2013, respectively.	(139)	—
Total stockholders’ equity, The J.G. Wentworth Company	107,725	65,271
Non-controlling interests	132,992	108,111
Total Stockholders’ Equity	240,717	173,382
Total Liabilities and Stockholders’ Equity	$4,971,572	$4,472,097

(1) Pledged as collateral to credit and long-term debt facilities. See Note 6 “VIE and Other Finance Receivables, at Fair Market Value” and Note 7 “VIE and Other Finance Receivables, net of Allowance for Lossess”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except for shares and per share data)
REVENUES

Interest income	$44,644	$45,710	$139,104	$126,293
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	63,731	50,226	221,359	214,068
Gain (loss) on swap terminations, net	(54)	525	(628)	351
Servicing, broker, and other fees	1,049	1,156	3,221	3,691
Realized and unrealized gains (losses) on marketable securities, net	(2,615)	5,525	1,741	10,523
Realized gain (loss) on notes receivable, at fair value	—	—	2,098	(1,862)
Gain on debt extinguishment	270	—	270	—
Other	(1)	(4)	(63)	(57)
Total Revenues	$107,024	$103,138	$367,102	$353,007

EXPENSES

Advertising	$18,416	$17,862	$52,341	$51,665
Interest expense	48,813	54,005	150,743	139,974
Compensation and benefits	11,096	9,100	30,865	32,494
General and administrative	4,858	4,519	13,941	14,881
Professional and consulting	4,520	4,807	13,482	13,906
Debt issuance	2,936	2,583	5,956	5,655
Securitization debt maintenance	1,551	1,543	4,672	4,526
Provision for losses on finance receivables	1,055	1,690	3,273	4,374
Depreciation and amortization	961	1,467	3,163	4,231
Installment obligations expense (income), net	(2,047)	6,301	3,567	12,820
Total Expenses	$92,159	$103,877	$282,003	$284,526
Income (loss) before income taxes	14,865	(739)	85,099	68,481
Provision for income taxes	2,176	146	16,169	1,301
Net Income (Loss)	$12,689	$(885)	$68,930	$67,180
Less net income attributable to non-controlling interests	8,597		49,548
Net income attributable to The J.G. Wentworth Company	$4,092		$19,382

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Weighted average shares of Class A common stock outstanding:
Basic	13,095,194		12,438,143
Diluted	13,098,995		12,440,327

Net income per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$0.31		$1.56
Diluted	$0.31		$1.56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$12,689	$(885)	$68,930	$67,180
Other comprehensive gain (loss):
Reclassification adjustment for (gain) loss included in net income	—	—	(2,098)	1,862
Unrealized gains on notes receivable arising during the year	—	3	480	502
Total other comprehensive gain (loss)	—	3	(1,618)	2,364
Total comprehensive income (loss)	12,689	(882)	67,312	69,544
Less: comprehensive income allocated to non-controlling interests	8,597	—	48,542	—
Comprehensive income (loss) attributable to The J.G. Wentworth Company	$4,092	$(882)	$18,770	$69,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Accumulated Other Comprehensive	Non-controlling	Retained Earnings (Accumulated	Additional Paid-In-	Treasury Stock		Common Stock-Class A		Common Stock-Class B		Total Stockholders’
	Income	Interests	Deficit)	Capital	Shares	Dollars	Shares	Dollars	Shares	Dollars	Equity
Balance as of December 31, 2013	$612	$108,111	$(5,577)	$70,236	3,929	$—	11,216,429	$—	13,984,065	$—	$173,382
Net income	—	49,548	19,382	—	—	—	—	—	—	—	68,930
Share-based compensation	—	1,001	—	731	—	—	3,268	—	(180,018)	—	1,732
Unrealized gains on notes receivable arising during the period	191	289	—	—	—	—	—	—	—	—	480
Amounts reclassified from accumulated other comprehensive income	(803)	(1,295)	—	—	—	—	—	—	—	—	(2,098)
Exchange of JGW LLC Common Interests into Class A common stock	—	(23,418)	—	23,418	—	—	3,123,517	—	(3,123,517)	—	—
Equity financing costs	—	(466)	—	(326)	—	—	—	—	—	—	(792)
Repurchase of Class A common stock	—	(778)	—	—	88,020	(139)	(88,020)	—	—	—	(917)
Balance as of September 30, 2014	$—	$132,992	$13,805	$94,059	91,949	$(139)	14,255,194	$—	10,680,530	$—	$240,717

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$68,930	$67,180
Adjustments to reconcile net income to net cash used in operating activities:
Provision for losses on finance and other receivables	3,273	4,374
Depreciation	1,215	1,589
Loss on disposal of fixed assets	69	—
Amortization of finance receivables acquisition costs	355	8
Amortization of intangibles	1,948	2,642
Amortization of debt issuance costs	5,911	3,173
Change in unrealized gains/losses on finance receivables	(398,987)	(197,429)
Change in unrealized gains/losses on long-term debt	177,690	23,769
Change in unrealized gains/losses on derivatives	(62)	(40,408)
(Gain) loss on notes receivable, at fair market value	(2,098)	1,862
Net proceeds from sale of finance receivables	—	473
Purchases of finance receivables	(342,347)	(315,058)
Collections on finance receivables	389,080	359,308
Gain on sale of finance receivables	—	(20)
Recoveries of finance receivables	69	1
Accretion of interest income	(138,817)	(125,759)
Accretion of interest expense	(25,931)	(33,094)
Gain on debt extinguishment	(270)	—
Share-based compensation expense	1,732	1,511
Change in marketable securities, net	(1,741)	(10,523)
Installment obligations expense, net	3,567	12,820
Change in fair value of life settlement contracts	116	22
Premiums and other costs paid, and proceeds from sale of life settlement contracts	(116)	(189)
Deferred income taxes	15,811	678
(Increase) decrease in operating assets:
Restricted cash and investments	(8,682)	4,883
Other assets	1,276	(1,965)
Other receivables	1,091	(519)
Increase (decrease) in operating liabilities:
Accounts payable	4,084	(991)
Accrued expenses	3,458	6,336
Accrued interest	2,628	1,471
Other liabilities	(681)	835
Net cash used in operating activities	$(237,429)	$(233,020)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Purchase of intangible assets	$(50)	$(125)
Receipts from notes receivable	6,093	2,338
Collections on notes receivable from affiliate	—	5,243
Purchases of fixed assets, net of sales proceeds	(1,586)	(2,587)
Net cash provided by investing activities	$4,457	$4,869
Cash flows from financing activities:
Distributions of member’s capital	$—	$(459,612)
Payments of equity financing costs	(792)	—
Purchases of treasury stock	(917)	—
Issuance of VIE long-term debt	583,782	406,241
Payments for debt issuance costs	(2,767)	(19,864)
Payments on lease obligations	—	(745)
Repayments of long-term debt and derivatives	(293,411)	(195,641)
Gross proceeds from revolving credit facility	223,834	301,640
Repayments of revolving credit facilities	(239,750)	(279,884)
Issuance of installment obligations payable	100	2,687
Purchase of marketable securities	(100)	(2,687)
Repayments of installment obligations payable	(19,131)	(14,008)
Proceeds from sale of marketable securities	19,131	14,008
Repayments under term loan	—	(144,941)
Net proceeds from new term loan	—	557,175
Net cash provided by financing activities	$269,979	$164,369
Net increase (decrease) in cash	37,007	(63,782)
Cash and cash equivalents at beginning of the period	39,061	103,137
Cash and cash equivalents at the end of the period	$76,068	$39,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$167,686	$169,693
Capital distributions	$—	$459,612
Supplemental disclosure of noncash items:
Non-cash asset distribution of member’s capital	$—	$16,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Background and Basis of Presentation

Organization and Description of Business Activities

The J.G. Wentworth Company, a Delaware holding company incorporated on June 21, 2013, provides liquidity to individuals with financial assets such as structured settlements, annuities, and lottery winnings by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets. The Company also provides pre-settlement funding to people with pending personal injury claims.

The Company, operating through its subsidiaries and affiliates, has its principal office in Radnor, Pennsylvania. The Company engages in warehousing and subsequent resale or securitization of these various financial assets. The Company operates through its managing membership interest in JGW LLC, the Company’s sole operating asset. JGW LLC is a minority-owned, controlled and consolidated subsidiary of the Company.  JGW LLC’s sole asset is its membership interest in J.G. Wentworth, LLC.

Prior to the completion of the Company’s reorganization and IPO on November 14, 2013, described in Note 2, JGW LLC was primarily owned by its members.

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

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity (“VIE”) and other finance receivables, at fair market value, VIE derivative liabilities, at fair market value, VIE long-term debt issued by securitization and permanent financing trusts, at fair market value, intangible assets and goodwill. Actual results could differ from those estimates and such differences could be material. These interim financial statements should be read in conjunction with the Company’s 2013 audited consolidated financial statements that are included in its Annual Report on Form 10-K.

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

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

As indicated above, the Company operates and controls all of the businesses and affairs of JGW LLC and its subsidiaries. As such, JGW LLC meets the definition of a VIE under ASC 810.  Further, the Company is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Company consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Company. The Company’s and the non-controlling Common Interestholders’ economic interest in JGW LLC was 48.7% and 51.3%, respectively, as of September 30, 2014.  The Company’s and the non-controlling Common Interestholders’ economic interest in JGW LLC was 37.9% and 62.1%, respectively, as of December 31, 2013.

Net income attributable to the non-controlling interests in the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in JGW LLC held by the non-controlling Common Interestholders. The allocation of net income to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The Company’s and the non-controlling Common Interestholders’ weighted average economic interests in JGW LLC for the three months ended September 30, 2014 were 44.7% and 55.3%, respectively. The Company’s and the non-controlling Common Interestholders’ weighted average economic interests in JGW LLC for the nine months ended September 30, 2014 were 42.2% and 57.8%, respectively. The net income attributable to The J.G. Wentworth Company in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014 does not necessarily reflect the Company’s weighted average economic interests in JGW LLC for the respective periods because the majority of the provision for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three and nine months ended September 30, 2014, $2.6 million and $15.9 million of the $2.2 million and $16.2 million total tax provision, respectively, was specifically attributable to The J.G. Wentworth Company. Refer to Note 15 for a description of the Company’s income taxes.

Non-controlling interests in the unaudited condensed consolidated balance sheets represents the portion of equity attributable to the non-controlling Common Interests of JGW LLC. The allocation of equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling Common Interests in the entity.

All material inter-company balances and transactions are eliminated in consolidation.

2. Business Changes and Developments

Initial Public Offering & Reorganization

On November 14, 2013, the Company consummated an IPO whereby 11,212,500 shares of Class A common stock were sold to the public for net proceeds of $141.3 million, after payment of underwriting discounts and offering expenses. The 11,212,500 shares sold were inclusive of 1,462,500 shares of Class A common stock sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013. The net proceeds from the IPO were used to purchase 11,212,500 newly issued Common Interests directly from JGW LLC representing 37.9% of the then outstanding Common Interests. Concurrent with the consummation of the Company’s IPO, the Company amended and restated its certificate of incorporation to provide for, among other things, the authorization of shares of Class A common stock, shares of “vote only” Class B common stock, par value $0.00001 per share (the “Class B common stock”), and shares of Class C “non-voting” common stock, par value $0.00001 per share (the “Class C common stock”). Also concurrent with the consummation of the Company’s IPO, JGW LLC merged with and into a newly formed subsidiary of the Company.

Pursuant to this merger, the operating agreement of JGW LLC was amended and restated such that, among other things, (i) the Company became the sole managing member of JGW LLC, (ii) JGW LLC Common Interests became exchangeable for one share of Class A common stock, or in the case of PGHI Corp., one share of Class C common stock.

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Additionally, in connection with the merger, each holder of JGW LLC Common Interests, other than PGHI Corp., was issued an equivalent number of shares of Class B common stock. As a result of these transactions, as of and subsequent to November 14, 2013, the Company consolidates the financial results of JGW LLC with its own and reflects the membership interest in JGW LLC it does not own as a non-controlling interest in its unaudited condensed consolidated financial statements.

Tax Receivable Agreement

Common Interestholders may exchange their Common Interests for shares of Class A common stock or, in the case of PGHI Corp., shares of Class C common stock, on a one-for-one basis or, in each case, at the option of JGW LLC, cash. JGW LLC is expected to make an election under Section 754 of the Internal Revenue Code of 1986 in connection with the filing of its 2014 federal income tax return, which may result in an adjustment to the Company’s share of the tax basis of the assets owned by JGW LLC at the time of such initial sale of and subsequent exchanges of Common Interests. The sale and exchanges may result in increases in the Company’s share of the tax basis of the tangible and intangible assets of JGW LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that the Company would otherwise be required to pay in the future.

In connection with the IPO, the Company entered into a tax receivable agreement with Common Interestholders who held in excess of approximately 1% of the Common Interests outstanding immediately prior to the IPO. The tax receivable agreement requires the Company to pay those Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in any tax year beginning with 2013 from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests for shares of Class A or Class C common stock (or cash). The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to the Company for operations and to make future distributions to holders of Class A common stock.

For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability for a covered tax year to the amount of such taxes that the Company would have been required to pay for such covered tax year had there been no increase to the Company’s share of the tax basis of the tangible and intangible assets of JGW LLC as a result of such sale and any such exchanges and had the Company not entered into the tax receivable agreement. The tax receivable agreement continues until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the tax receivable agreement upon a change of control for an amount based on the remaining payments expected to be made under the tax receivable agreement.

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

The J.G. Wentworth Company

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

The above conditions could cause certain assets and liabilities to be reclassified from Level 1 to Level 2 or Level 3 or reclassified from Level 2 to Level 3. The inputs or methodology used for valuing the assets or liabilities are not necessarily an indication of the risk associated with the assets and liabilities.

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

The J.G. Wentworth Company

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

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on market indices that are highly correlated with the spreads from the Company’s previous securitizations. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value. The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate; this rate is used to determine the value of the finance receivables’ asset cash flows. In addition, the Company considers transformation cost and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows. The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche (6.38% and 7.85% as of September 30, 2014 and December 31, 2013, respectively, with a weighted average life of 20 years as of both dates).

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

For finance receivables not yet securitized, the Company uses the calculated spreads based on market indices, while also considering transformation costs and profit margin to determine the fair value yield adjusting for expected losses and applying the residual yield for the cash flows the Company projects would make up the retained interest in a securitization.

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

Life settlement contracts, at fair market value — The fair values of life settlement contracts are determined by reference to the transfer price of similar life settlement contracts under a discounted cash flow calculation that takes into account the net death benefit under the policy, estimated future premium payments and the life expectancy of the insured, as well as other qualitative factors regarding market participants’ assumptions. Life expectancy is determined on a policy-by-policy basis using the results of medical underwriting performed by independent agencies.

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Notes receivable, at fair market value — The fair values of notes receivable were determined based on the discounted present value of future expected cash flows using management’s best estimates of the key assumptions regarding credit losses and discount rates determined to be commensurate with the risks involved. The notes receivable was repaid in June 2014. As of December 31, 2013, the amortized cost and fair value of the notes receivable was $6.2 million and $5.6 million, respectively.

VIE derivative liabilities, at fair value — The fair value of interest rate swaps is based on pricing models which consider current interest rates, and the amount and timing of cash flows (Note 12).

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

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on the Company’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
September 30, 2014:
Assets
Marketable Securities:
Equity securities
US large cap	$37,394	$—	$—	$37,394
US mid cap	7,665	—	—	7,665
US small cap	7,680	—	—	7,680
International	18,140	—	—	18,140
Other equity	1,161	—	—	1,161
Total equity securities	72,040	—	—	72,040
Fixed income securities
US fixed income	21,432	—	—	21,432
International fixed income	4,146	—	—	4,146
Other fixed income	26	—	—	26
Total fixed income securities	25,604	—	—	25,604
Other securities
Cash & cash equivalents	4,300	—	—	4,300
Alternative investments	2,089	—	—	2,089
Annuities	2,457	—	—	2,457
Total other securities	8,846	—	—	8,846
Total marketable securities	106,490	—	—	106,490
VIE and other finance receivables at fair market value	—	—	4,356,458	4,356,458
Notes receivable at fair market value	—	—	—	—
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$106,490	$—	$4,356,458	$4,462,948

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$—	$—	$3,836,856	$3,836,856
VIE derivative liabilities, at fair market value	—	70,016	—	70,016
Total Liabilities	$—	$70,016	$3,836,856	3,906,872

(1) Included in other assets on the Company’s unaudited condensed consolidated balance sheet.

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
December 31, 2013:
Assets
Marketable Securities:
Equity securities
US large cap	$41,821	$—	$—	$41,821
US mid cap	9,769	—	—	9,769
US small cap	10,212	—	—	10,212
International	19,938	—	—	19,938
Other equity	936	—	—	936
Total equity securities	82,676	—	—	82,676
Fixed income securities
US fixed income	26,713	—	—	26,713
International fixed income	4,089	—	—	4,089
Other fixed income	29	—	—	29
Total fixed income securities	30,831	—	—	30,831
Other securities
Cash & cash equivalents	5,534	—	—	5,534
Alternative investments	705	—	—	705
Annuities	2,208	—	—	2,208
Total other securities	8,447	—	—	8,447
Total marketable securities	121,954	—	—	121,954
VIE and other finance receivables at fair market value	—	—	3,870,649	3,870,649
Notes receivable at fair market value	—	—	5,610	5,610
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$121,954	$—	$3,876,259	$3,998,213

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$—	$—	$3,431,283	$3,431,283
VIE derivative liabilities, at fair market value	—	70,296	—	70,296
Total Liabilities	$—	$70,296	$3,431,283	3,501,579

(1) Included in other assets on the Company’s condensed consolidated balance sheet.

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of September 30, 2014 and December 31, 2013, respectively:

				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(Dollars in thousands)
September 30, 2014:
Assets
VIE and other finance receivables, at fair market value	$4,356,458	Discounted cash flow	Discount rate	2.56% - 12.82% (3.68%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	5 to 241 months (139) 18.50% (18.50%)
Total Assets	$4,356,458

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,836,856	Discounted cash flow	Discount rate	0.68% - 12.82% (3.39%)
Total Liabilities	$3,836,856

				Range
	Fair Value	Valuation Technique	Unobservable Input	(Weighted Average)
	(Dollars in thousands)
December 31, 2013:
Assets
VIE and other finance receivables, at fair market value	$3,870,649	Discounted cash flow	Discount rate	2.79% - 13.69% (4.33%)
Notes receivable, at fair market value	5,610	Discounted cash flow	Discount rate	7.85% (7.85%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	14 to 250 months (148) 18.50% (18.50%)
Total Assets	$3,876,259

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,431,283	Discounted cash flow	Discount rate	0.73% - 12.70% (3.94%)
Total Liabilities	$3,431,283

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

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014 and 2013 were as follows:

	VIE and other finance receivables, at fair market value	Life settlement contracts, at fair market value	Notes receivable, at fair market value	Total
	(In thousands)

Balance as of December 31, 2013	$3,870,649	$—	$5,610	$3,876,259
Total gains (losses):
Included in earnings / losses	398,987	(116)	2,098	400,969
Included in other comprehensive gain	—	—	(1,615)	(1,615)
Purchases of finance receivables	320,485	—	—	320,485
Life insurance premiums paid	—	116	—	116
Interest accreted	123,140	—	—	123,140
Payments received	(356,803)	—	(6,093)	(362,896)
Maturities	—	—	—	—
Asset distribution	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30, 2014	$4,356,458	$—	$—	$4,356,458
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
September 30, 2014	$398,987	$(116)	$—	$398,871

Balance as of December 31, 2012	$3,615,188	$1,724	$8,074	$3,624,986
Total gains (losses):
Included in earnings / losses	197,429	(22)	1,862	199,269
Included in other comprehensive gain	—	—	(1,360)	(1,360)
Purchases of finance receivables	300,452	—	—	300,452
Life insurance premiums paid	—	241	—	241
Interest accreted	107,784	—	—	107,784
Payments received	(322,345)	—	(2,338)	(324,683)
Maturities	—	(51)	—	(51)
Asset distribution	(9,615)	(1,892)	—	(11,507)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30, 2013	$3,888,893	$—	$6,238	$3,895,131
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
September 30, 2013	$197,429	$31	$—	$197,460

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014 and 2013 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts
(In thousands)
Balance as of December 31, 2013	$3,431,283
Net (gains) losses:
Included in earnings / losses	177,420
Issuances	473,782
Interest accreted	(28,944)
Repayments	(216,685)
Transfers in and/or out of Level 3	—
Balance as of September 30, 2014	$3,836,856
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
September 30, 2014	$177,667

Balance as of December 31, 2012	$3,229,591
Net (gains) losses:
Included in earnings / losses	23,769
Issuances	406,240
Interest accreted	(35,863)
Repayments	(185,876)
Transfers in and/or out of Level 3	—
Balance as of September 30, 2013	$3,437,861
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
September 30, 2013	$23,769

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Realized and unrealized gains and losses included in revenues in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt	Life settlement contracts income
	(In thousands)
Net gains (losses) included in revenues in the three months ended September 30, 2014	$59,467	$—

Unrealized gains (losses) for the three months ended September 30, 2014 relating to assets still held as of September 30, 2014	$59,197	$—

Net gains (losses) included in revenues in the nine months ended September 30, 2014	$221,567	$(116)

Unrealized gains (losses) for the nine months ended September 30, 2014 relating to assets still held as of September 30, 2014	$221,320	$(116)

Net gains (losses) included in revenues in the three months ended September 30, 2013	$46,020	$51

Unrealized gains (losses) for the three months ended September 30, 2013 relating to assets still held as of September 30, 2013	$46,020	$51

Net gains (losses) included in revenues in the nine months ended September 30, 2013	$173,660	$(22)

Unrealized gains (losses) for the nine months ended September 30, 2013 relating to assets still held as of September 30, 2013	$173,660	$31

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate that value.  As such, the estimated fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2014		2013
	(In thousands)
	Estimated		Estimated
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Financial assets
Marketable securities	$106,490	$106,490	$121,954	$121,954
VIE and other finance receivables, at fair market value	4,356,458	4,356,458	3,870,649	3,870,649
VIE and other finance receivables, net of allowance for losses (1)	125,495	132,888	126,502	132,992
Notes receivable, at fair market value	—	—	5,610	5,610
Other receivables, net of allowance for losses (1)	12,281	12,281	13,529	13,529

Financial liabilities
VIE derivative liabilities, at fair market value	70,016	70,016	70,296	70,296
VIE borrowings under revolving credit facilities and other similar borrowings (1)	27,367	25,358	42,275	41,274
VIE long-term debt (1)	178,145	183,310	147,112	150,802
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,836,856	3,836,856	3,431,283	3,431,283
Installment obligations payable (1)	106,490	106,490	121,954	121,954
Term loan payable (1)	436,433	436,433	434,184	434,184

(1) These represent financial instruments not recorded in the condensed  consolidated balance sheets at fair value.  Such financial instruments would be classified as Level 3 within the fair value hierarchy.

6. VIE and Other Finance Receivables, at Fair Market Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 810.  Additionally, as a result of the Company including lottery winning finance receivables in its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. As of September 30, 2014 and December 31, 2013, VIE and other finance receivables for which the fair value option was elected consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Maturity value	$6,366,367	$5,917,596
Unearned income	(2,009,909)	(2,046,947)
Net carrying amount	$4,356,458	$3,870,649

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Encumbrances on VIE and other finance receivables, at fair market value are as follows:

Encumbrance	September 30, 2014	December 31, 2013
	(In thousands)
VIE securitization debt (2)	$4,207,005	$3,742,218
$100 million credit facility (1)	—	11,073
$50 million credit facility (1)	—	—
$300 million credit facility (1)	—	16,681
$300 million credit facility (1)	10,024	7,568
$100 million permanent financing related to 2011-A (2)	57,925	41,164
Total VIE finance receivables at fair value	4,274,954	3,818,704
Not encumbered	81,504	51,945
Total VIE and other finance receivables at fair value	$4,356,458	$3,870,649

(1) See Note 8

(2) See Note 10

As of September 30, 2014 and December 31, 2013, the residual cash flows from the Company’s finance receivables, at fair market value, were pledged as collateral for the Residual Term Facility (Note 9). Additionally, as of December 31, 2013, the Company’s notes receivables, at fair market value, were pledged as collateral for the Residual Term Facility. The Company’s notes receivables, at fair market value, were repaid during the nine months ended September 30, 2014.

The Company is engaged to service certain finance receivables it sells to third parties. Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s unaudited condensed consolidated statements of operations, and for the three and nine months ended September 30, 2014 and 2013  were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Servicing fees	$230	$239	$691	$714

The J.G. Wentworth Company

 (Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

7. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses, as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Structured settlements and annuities	$76,994	$75,894
Less: unearned income	(50,024)	(49,751)
	26,970	26,143
Lottery winnings	83,273	87,495
Less: unearned income	(25,427)	(28,442)
	57,846	59,053
Pre-settlement funding transactions	57,736	56,309
Less: deferred revenue	(1,628)	(2,240)
	56,108	54,069
Attorney cost financing	1,421	2,069
Less: deferred revenue	—	—
	1,421	2,069
VIE and other finance receivables, gross	142,345	141,334
Less: allowance for losses	(9,457)	(8,342)
VIE and other finance receivables, net	$132,888	$132,992

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	September 30, 2014	December 31, 2013
	(In thousands)
VIE securitization debt (2)	$76,113	$78,575
$35 million pre-settlement credit facility (1)	29,003	25,047
$45.1 million long-term pre-settlement facility (2)	7,544	11,680
$2.5 million long-term facility (2)	1,793	2,524
Total VIE finance receivables, net of allowances	114,453	117,826
Not encumbered	18,435	15,166
Total VIE and other finance receivables, net of allowances	$132,888	$132,992

(1) See Note 8

(2) See Note 9

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Activity in the allowance for losses for VIE and other finance receivables for the three and nine months ended September 30, 2014 and September 30, 2013 was as follows:

	Structured settlements and annuities	Lottery	Pre-settlement funding transactions	Life insurance premium financing	Attorney cost financing	Total
	(In thousands)
Three Months Ended September 30, 2014
Allowance for losses:
Balance as of June 30, 2014	$(55)	$(4)	$(8,642)	$—	$(283)	$(8,984)
Provision for loss	(6)	—	(1,049)	—	—	(1,055)
Charge-offs	6	—	598	—	—	604
Recoveries	—	—	(22)	—	—	(22)
Balance as of September 30, 2014	$(55)	$(4)	$(9,115)	$—	$(283)	$(9,457)

Nine Months Ended September 30, 2014
Allowance for losses:
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$—	$(283)	$(8,342)
Provision for loss	(14)	(8)	(3,251)	—	—	(3,273)
Charge-offs	110	29	2,169	—	—	2,308
Recoveries	(103)	(25)	(22)	—	—	(150)
Balance as of September 30, 2014	$(55)	$(4)	$(9,115)	$—	$(283)	$(9,457)

Individually evaluated for impairment	$(55)	$(4)	$(2,874)	$—	$—	$(2,933)
Collectively evaluated for impairment	—	—	(6,241)	—	(283)	(6,524)
Balance as of September 30, 2014	$(55)	$(4)	$(9,115)	$—	$(283)	$(9,457)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,915	$57,842	$3,346	$—	$—	$88,103
Collectively evaluated for impairment	—	—	43,647	—	1,138	44,785
Balance as of September 30, 2014	$26,915	$57,842	$46,993	$—	$1,138	$132,888

Three Months Ended September 30, 2013
Allowance for losses:
Balance as of June 30, 2013	$(182)	$—	$(6,282)	$—	$(293)	$(6,757)
Provision for loss	51	85	(1,836)	—	10	(1,690)
Charge-offs	85	—	1,064	—	—	1,149
Recoveries	—	(85)	—	—	—	(85)
Other	—	—	—	—	—	—
Balance as of September 30, 2013	$(46)	$—	$(7,054)	$—	$(283)	$(7,383)

Nine Months Ended September 30, 2013
Allowance for losses:
Balance as of December 31, 2012	$(181)	$(6)	$(4,194)	$—	$(269)	$(4,650)
Provision for loss	(88)	96	(4,370)	2	(14)	(4,374)
Charge-offs	224	35	1,510	—	—	1,769
Recoveries	(1)	(125)	—	(2)	—	(128)
Other	—	—	—	—	—	—
Balance as of September 30, 2013	$(46)	$—	$(7,054)	$—	$(283)	$(7,383)

Individually evaluated for impairment	$(46)	$—	$(2,095)	$—	$—	$(2,141)
Collectively evaluated for impairment	—	—	(4,959)	—	(283)	(5,242)
Balance as of September 30, 2013	$(46)	$—	$(7,054)	$—	$(283)	$(7,383)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,042	$59,732	$2,514	$—	$—	$88,288
Collectively evaluated for impairment	—	—	43,020	—	2,197	45,217
Balance as of September 30, 2013	$26,042	$59,732	$45,534	$—	$2,197	$133,505

The J.G. Wentworth Company

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

Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of September 30, 2014, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables totaling $12.2 million and $0.7 million, respectively. As of December 31, 2013, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables totaling $11.5 million and $0.8 million, respectively.

Pre-settlement funding transactions and attorney cost financing are usually outstanding for a period of time exceeding one year. The Company performs underwriting procedures to assess the quality of the underlying pending litigation collateral prior to making such advances. The underwriting process involves an evaluation of each transaction’s case merits, counsel track record and case concentration.

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

The following table presents gross pre-settlement funding transactions as of September 30, 2014 and December 31, 2013, based on their year of origination:

Year of Origination	September 30, 2014	December 31, 2013
	(In thousands)
2009	$3,415	$4,578
2010	4,450	5,740
2011	7,669	10,915
2012	12,244	17,527
2013	12,431	17,549
2014	17,527	—
	$57,736	$56,309

Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing $9.1 million and $0.3 million as of September 30, 2014 and $8.0 million and $0.3 million as of December 31, 2013, respectively.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table presents portfolio delinquency status as of September 30, 2014 and as of December 31, 2013, respectively:

							VIE and Other
	30-59	60-89	Greater			VIE and Other Finance	Finance Receivables, net
	Days	Days	than	Total		Receivables,	> 90 days
	Past Due	Past Due	90 Days	Past Due	Current	net	accruing
	(In thousands)
As of September 30, 2014:
Structured settlements and annuities	$33	$7	$195	$235	$26,735	$26,970	$—
Lottery winnings	1	1	123	125	57,721	57,846	—
Total	$34	$8	$318	$360	$84,456	$84,816	$—

As of December 31, 2013:
Structured settlements and annuities	$4	$1	$62	$67	$26,028	$26,095	$—
Lottery winnings	—	—	18	18	59,035	59,053	—
Total	$4	$1	$80	$85	$85,063	$85,148	$—

Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

8. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

As of September 30, 2014 and December 31, 2013, VIE borrowings under revolving credit facilities and other similar borrowings on the condensed consolidated balance sheets consist of the following:

		September 30,	December 31,
	Entity	2014	2013
		(In thousands)
$100 million variable funding note facility with interest payable monthly at 9.0%, collateralized by JGW-S III, LLC (“JGW-S III”) structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee of 1.00% per annum for the undrawn balance of its line of credit.	JGW-S III	$—	$7,535

$50 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.40% as of September 30, 2014 and 3.42% as of December 31, 2013) maturing on October 2, 2016, collateralized by JGW IV, LLC (“JGW IV”)’s structured settlements and annuity receivables. JGW IV is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW IV	6	—

$300 million multi-tranche and lender credit facility with interest payable monthly. The Facility was revised on July 24, 2013 as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.15% and 3.25% as of September 30, 2014 and 3.17% and 3.29% at December 31, 2013). Tranche B rate is 5.5% plus LIBOR (5.65% as of September 30, 2014, 5.67% at December 31, 2013). The facility matures on July 24, 2016 and is collateralized by JGW V, LLC (“JGW V”) structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.

	JGW V	—	10,985

$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (2.98% as of September 30, 2014 and 2.95% at December 31, 2013), maturing on November 15, 2016, collateralized by JGW VII, LLC (“JGW VII”) structured settlements, annuity and lottery receivables. JGW VII is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW VII	6,963	5,769

$35 million multi class credit facility with interest payable monthly as follows: Class A rate comprises the lender’s “prime rate” plus 1.00%, subject to a floor of 4.50% (4.50% as of September 30, 2014 and December 31, 2013). Class B rate comprises the Class A rate plus 1.00% (5.50% as of September 30 2014 and December 31, 2013). The facility matures December 31, 2014 and is collateralized by certain pre-settlement receivables. Peach One is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	18,389	16,985

Total		$25,358	$41,274

Interest expense, including unused fees, for the three months ended September 30, 2014 and 2013 related to VIE borrowings under revolving credit facilities and other similar borrowings was $2.2 million and $2.3 million, respectively. Interest expense, including unused fees, for the nine months ended September 30, 2014 and 2013 related to VIE borrowings under revolving credit facilities and other similar borrowings was $6.7 million and $6.2 million, respectively.

The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of September 30, 2014 and December 31, 2013 was 4.08% and 4.81%, respectively.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

9. VIE Long-Term Debt

As of September 30, 2014 and December 31, 2013, VIE long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
PLMT Permanent Facility	$44,731	$47,267
Residual Term Facility	107,329	68,785
Long-Term Pre-settlement Facility	9,657	12,435
2012-A Facility	1,558	2,276
LCSS Facility (2010-C)	12,876	12,880
LCSS Facility (2010-D)	7,159	7,159
Total	$183,310	$150,802

PLMT Permanent Facility

The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The loan matures on October 30, 2040.

The debt agreement with the counterparty requires Peachtree Lottery Master Trust (“PLMT”) to hedge each lottery receivable with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are recorded at fair value in VIE derivative liabilities, at fair market value on the condensed consolidated balance sheets.

Residual Term Facility

In September 2011 and August 2012, the Company issued term debt of $56.0 million and $14.0 million, respectively (the “Residual Term Facility”). The Residual Term Facility is collateralized by the cash flows from securitization residuals related to certain securitizations and by notes receivable that were fully repaid in June 2014.   Initially, interest on the Residual Term Facility was payable at 8.0% until September 15, 2014 and 9.0% thereafter. The $56.0 million term debt and the $14.0 million term debt were to mature on September 15, 2018 and September 15, 2019, respectively. Principal payments from collateral cash flows began on September 15, 2013 and were scheduled to continue until maturity. In addition, the $56.0 million term debt required minimum annual principal payments of $5.5 million beginning on September 15, 2015 and continuing until maturity. Moreover, the $14.0 million term debt required minimal principal payments of $2.0 million beginning on September 15, 2014 and continuing until maturity.

In May 2014, the Company amended the terms of the Residual Term Facility to increase the principal balance from $70.0 million to $110.0 million, reduce the interest rate to 7.0% per annum, payable monthly, and eliminate the requirement of minimum annual principal payments. The Residual Term Facility matures on May 15, 2021.

Long-Term Pre-settlement Facility

In 2011, the Company issued three fixed rate notes totaling $45.1 million, of which, $9.7 million and $12.4 million principal amount remains outstanding as of September 30, 2014 and December 31, 2013, respectively. Interest accrues on the notes at a rate of 9.25% per annum with interest and principal payable monthly from the cash receipts of collateralized pre-settlement funding transactions. The notes mature on June 6, 2016.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

2012-A Facility

In December 2012, the Company issued a series of notes collateralized by structured settlements. The proceeds to the Company from the issuance of the notes were $2.5 million and interest accrues on the notes at a fixed interest rate of 9.25%. Interest and principal are payable monthly from cash receipts of collateralized structured settlement receivables. The notes mature on June 15, 2024.

Long-term Debt for Life Contingent Structured Settlements (2010-C & 2010-D)

Long-term Debt (2010-C)

In November 2010, the Company issued a private asset class securitization note (“2010-C”) under Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”). The 2010-C bond issuance of $12.9 million is collateralized by life-contingent structured settlements. 2010-C accrues interest at 10% per annum and matures on March 15, 2039.

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.

Long-term Debt (2010-D)

In December 2010, the Company paid $0.2 million to purchase the membership interests of LCSS, LLC from JLL Partners. LCSS, LLC owns 100% of the membership interests of LCSS II, LLC, which owns 100% of the membership interests of LCSS III, LLC (“LCSS III”). In November 2010, LCSS III issued $7.2 million long-term debt (“2010-D”) collateralized by life-contingent structured settlements. 2010-D accrues interest at 10% per annum and matures on July 15, 2040.

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

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

During the nine months ended September 30, 2014, the Company completed two asset securitization transactions under Rule 144A.  The following table summarizes these securitization SPE transactions:

	2014-2	2014-1
	(bond proceeds in $ millions)
Issue date	7/23/2014	2/18/2014
Bond proceeds	$227.4	$233.9
Receivables securitized	3,744	4,128
Deal discount rate	3.95%	4.24%
Retained interest %	5.50%	6.00%
Class allocation (Moody’s)
Aaa	84.00%	85.25%
Baa2	10.50%	8.75%

During the nine months ended September 30, 2013, the Company also completed two asset securitization transactions under Rule 144A.  The following table summarizes these securitization SPE transactions:

	2013-2	2013-1
	(bond proceeds in $ millions)
Issue date	7/30/2013	3/20/2013
Bond proceeds	$174.6	$216.5
Receivables securitized	3,410	3,949
Deal discount rate	4.49%	3.65%
Retained interest %	6.75%	6.75%
Class allocation (Moody’s)
Aaa	85.25%	85.25%
Baa2	8.00%	8.00%

The following table summarizes notes issued by securitization trusts and permanent financing trusts as of September 30, 2014 and December 31, 2013 for which the Company has elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value in the Company’s condensed consolidated balance sheets:

	Outstanding	Outstanding	Fair Value	Fair Value
	Principal as of	Principal as of	as of	as of
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In Thousands)
Securitization trusts	$3,323,495	$3,063,520	$3,576,195	$3,177,404
Permanent financing VIEs	254,240	256,914	260,661	253,879
Total	$3,577,735	$3,320,434	$3,836,856	$3,431,283

On March 18, 2014, the Company amended the terms of its $50.0 million permanent financing related to the 2011-A note issued by JGW-S LC II, LLC to increase the maximum borrowing capacity to $100.0 million.

The Company repaid approximately $6.1 million of long-term debt issued by the 2002-A securitization in September 2014 and recorded a gain on debt extinguishment of $0.3 million in the Company’s unaudited condensed statement of operations.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

11. Term Loan Payable

In connection with the Company’s merger with Orchard Acquisition Company, LLC (“OAC”) and its subsidiaries on July 12, 2011 (the “OAC Merger”), the Company assumed OAC’s term loan payable in the amount of $176.5 million, with interest payable at Eurodollar base rate plus applicable and additional margins (8.75% as of December 31, 2012), which was scheduled to mature on November 21, 2013 (the “Term Loan”). Interest expense relating to the Term Loan for the nine months ended September 30, 2014 and 2013 was $0 and $1.4 million, respectively.

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

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds, to comply with a maximum total leverage ratio. As of September 30, 2014 and December 31, 2013, there were no outstanding borrowings under the revolving commitment and, as a result, the maximum total leverage ratio requirement was not applicable. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including mergers and acquisitions, incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities. In addition, the Credit Facility limits, with certain exceptions, certain of the Company’s subsidiaries from making cash dividends and loans to the Company. As a result, essentially none of the Company’s $240.7 million and $173.4 million in stockholders’ equity as of September 30, 2014 and December 31, 2013, respectively, was free of limitations on the payment of dividends.

In conjunction with the refinancing of the Term Loan, JGW LLC made a cash distribution to its members in the amount of $309.6 million as well as an asset distribution in the amount of $16.3 million to PGHI Corp. during the three months ended March 31, 2013. The distribution assets were originally acquired by JGW LLC as part of the OAC Merger.

On May 31, 2013, the Credit Facility was amended to provide for an additional term loan of $150.0 million on the same terms as the New Term Loan. In conjunction with this amendment, JGW LLC made a cash distribution to its members in the amount of $150.0 million and paid approximately $2.9 million in amendment, legal and other fees.

As a result of the distributions by JGW LLC to its members described above, each outstanding preferred interest in JGW LLC was converted into one Common Interest on May 31, 2013 in accordance with the Amended and Restated Limited Liability Company Agreement of JGW LLC.

On December 6, 2013, the Company repaid $123.0 million of its New Term Loan from the proceeds of its IPO and amended the terms of the Credit Facility. The amendment, among other things: (i) reduced the applicable margin on the initial term loans from 7.50% to 6.00% for Eurodollar loans and from 6.50% to 5.00% for base rate loans, and (ii) reduced the interest rate floor on the initial term loans from 1.50% to 1.00% for Eurodollar loans and from 2.50% to 2.00% for base rate loans. As of September 30, 2014, the interest rate on the New Term Loan was 7.0%.

The J.G. Wentworth Company

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

Interest expense relating to the New Term Loan for the three months ended September 30, 2014 and 2013 was approximately $8.1 million and $13.2 million, respectively. Interest expense relating to the New Term Loan for the nine months ended September 30, 2014 and 2013 was approximately $23.9 million and $29.6 million, respectively.

12. Derivative Financial Instruments

The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities. Hedge accounting has not been applied to any of the Company’s interest rate swaps.

As of September 30, 2014, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities.

During the nine months ended September 30, 2014 and 2013, and in connection with its securitizations, the Company terminated interest rate swaps with notional values of $46.5 million and $101.0 million, respectively. The total gain (loss) on the termination of these interest rate swaps for the three months ended September 30, 2014 and 2013 was less than ($0.1) million and $0.5 million, respectively. The total gain (loss) on the termination of these interest rate swaps for the nine months ended September 30, 2014 and 2013 was $(0.6) million and $0.4 million, respectively. These gains (losses) were recorded in gain (loss) on swap terminations, net, in the Company’s unaudited condensed consolidated statements of operations. The unrealized gain (loss) for these swaps for the three months ended September 30, 2014 and 2013 was less than $0.1 million and ($0.7) million, respectively. The unrealized loss for these swaps for the nine months ended September 30, 2014 and 2013 was less than ($0.1) million and ($0.2) million, respectively. These gains (losses) were recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts (Note 10). As of September 30, 2014, the Company had 8 outstanding swaps with a total notional amount of approximately $251.7 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of September 30, 2014, the term of these interest rate swaps range from approximately 8 to 21 years. For the three months ended September 30, 2014 and 2013, the amount of unrealized gain recognized was $3.2 million and $2.6 million, respectively. For the nine months ended September 30, 2014 and 2013, the amount of unrealized gain recognized was $3.6 million and $19.1 million, respectively. These gains were recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC (“PSS”), a permanent financing VIE (Note 10), and PLMT (Note 9).  As of September 30, 2014, the Company had 155 outstanding swaps with a total notional value of approximately $236.3 million. The Company pays fixed rates ranging from 4.38% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of September 30, 2014, the term of the interest rate swaps for PSS and PLMT range from approximately less than 1 month to approximately 20 years. For the three months ended September 30, 2014 and 2013, the amount of unrealized gain recognized was $1.3 million and $2.3 million, respectively. For the nine months ended September 30, 2014 and 2013, the amount of unrealized gain (loss) recognized was ($3.5) million and $21.5 million, respectively. These gains (losses) were included in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The notional amounts and fair values of interest rate swaps as of September 30, 2014 and December 31, 2013 are as follows:

		Notional Value as of	Fair Market Value as of	Notional Value as of	Fair Market Value as of
Entity	Securitization	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
		(In Thousands)
321 Henderson I	2004-A A-1	$34,332	$(3,007)	$40,734	$(3,745)
321 Henderson I	2005-1 A-1	62,704	(7,269)	73,269	(8,559)
321 Henderson II	2006-1 A-1	16,830	(1,580)	20,976	(2,137)
322 Henderson II	2006-2 A-1	20,858	(2,696)	23,620	(3,202)
323 Henderson II	2006-3 A-1	22,443	(2,478)	25,902	(3,023)
324 Henderson II	2006-4 A-1	21,265	(2,125)	23,842	(2,643)
325 Henderson II	2007-1 A-2	34,585	(5,225)	39,364	(5,159)
326 Henderson II	2007-2 A-3	38,660	(8,294)	41,544	(8,015)
JGW V, LLC	—	—	—	10,985	16
PSS	—	182,406	(28,157)	192,444	(25,120)
PLMT	—	53,901	(9,185)	56,942	(8,709)
Total		$487,984	$(70,016)	$549,622	$(70,296)

13. Commitments and Contingencies

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of September 30, 2014 and December 31, 2013, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $9.5 million and $9.1 million, respectively, is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s condensed consolidated balance sheets.

The Arrangement also has put options, which expire on December 30, 2019 and 2020, that gives the counterparty the option to sell purchased LCSS assets back to the Company. The put options, if exercised by the counterparty, require the Company to purchase LCSS assets at a target IRR of 3.5% above the original target IRR paid by the counterparty.

In the normal course of business, the Company is subject to various legal proceedings and claims. These proceedings and claims have not been finally resolved and the Company cannot make any assurances as to their ultimate disposition. It is in management’s opinion, based on the information currently available at this time, that the expected outcome of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

The J.G. Wentworth Company

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

15. Income Taxes

The Company is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of JGW LLC’s pre-tax income. JGW LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes. As a result, the Company’s unaudited condensed consolidated financial statements do not reflect a benefit or provision for income taxes for JGW LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interests in JGW LLC.

The Company’s overall effective tax rate reflects the fact that a portion of JGW LLC’s income is allocated to the non-controlling interests. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interests are not subject to corporate level taxes.

The Company’s overall effective tax rate was 19.0% for the nine months ended September 30, 2014, as compared to an overall effective rate of less than 1.9% for the nine months ended September 30, 2013. The increase in the overall effective tax rate was due to the allocation of income from JGW LLC to the Company for all of 2014. For the year ended December 31, 2013, the Company was only allocated taxable income for the period after the IPO. The Company’s share of JGW LLC’s income also increased as a result of holders of Common Interests having exchanged their Common Interests for shares of Class A common stock during the nine months ended September 30, 2014 (Note 17).

The Company’s overall effective tax rate was 14.6% for the three months ended September 30, 2014 compared to an overall effective tax rate of 19.0% for the nine months ended September 30, 2014.  The decrease in the overall effective tax rate during the quarter was primarily due to differences between the income tax provision estimated in the prior year’s financial statements and the actual income tax expense reported on the Company’s corporate income tax return filed during the three months ended September 30, 2014.

The effective tax rate for the Company for the three and nine months ended September 30, 2014 was 43.3% and 44.8%, respectively. The effective tax rate for JGW LLC for the three and nine months ended September 30, 2014 was (8.7%) and 0.9%, respectively.  The variance in effective tax rates between the two legal entities is because JGW LLC is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

16. Restructure Expense

In April 2013, the Company announced its intention to close its Boynton Beach office. The associated workforce reductions were substantially complete as of December 31, 2013. A reconciliation of the associated restructure liability for the nine months ended September 30, 2014 is as follows:

Total
(In thousands)

Balance as of December 31, 2013	$921
Restructuring expense	(141)
Payments for restructuring charges	(709)
Balance as of September 30, 2014	$71

17. Stockholders’ Equity

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

As of September 30, 2014, there were 14,347,143 shares of Class A common stock issued and 14,255,194 shares outstanding. Additionally, there were 10,680,530 shares of Class B common stock issued and outstanding, respectively, as of September 30, 2014.

Class A Common Stock Repurchase Program

On May 2, 2014, the Company’s Board of Directors approved the repurchase of an aggregate of $15.0 million of Class A common stock (the “Stock Repurchase Program”) under Rule 10b5-1 of the Securities Exchange Act of 1934.  Purchases under the Stock Repurchase Program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws. The Stock Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of debt, current stock price, market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and has no set expiration date.

During the nine months ended September 30, 2014, the Company repurchased 88,020 shares of Class A common stock for an aggregate purchase price of approximately $0.9 million, or $10.42 per share, pursuant to the Stock Repurchase Program. The repurchased shares are classified as treasury stock at cost on the Company’s condensed consolidated balance sheets.

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

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Class B Common Stock

Shares of Class B common stock will only be issued in the future to the extent that additional Common Interests are issued by JGW LLC, in which case the Company would issue a corresponding number of shares of Class B common stock.

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

Subject to the terms and conditions of the operating agreement of JGW LLC, each Common Interestholder has the right to exchange their Common Interests in JGW LLC together with the corresponding number of shares of Class B common stock, for shares of Class A common stock, or at the option of JGW LLC, cash equal to the market value of one share of Class A common stock.

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

Subject to the terms and conditions of the operating agreement of JGW LLC, PGHI Corp. and its permitted transferees have the right to exchange the non-voting Common Interests in JGW LLC they hold for shares of Class C common stock, or at the option of JGW LLC, cash equal to the market value of Class C common stock.

Each share of Class C common stock may, at the option of the holder, be converted at any time into a share of Class A common stock on a one-for-one basis.

Preferred Stock

The Company’s certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock.  No preferred stock had been issued or was outstanding as of September 30, 2014.

Warrants Issued to PGHI Corp.

In connection with the IPO and restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were cancelled and holders received in-exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

JGW LLC Operating Agreement

Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the nine months ended September 30, 2014, 3,123,517 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 3,123,517 shares of the Class A common stock pursuant to the operating agreement.

Amounts Reclassified Out of Accumulated Other Comprehensive Income

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  During the nine months ended September 30, 2014 and 2013, the Company recorded the following reclassifications out of accumulated other comprehensive income:

Period	Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the unaudited condensed consolidated statement of operations
		(In Thousands)
Nine months ended September 30, 2014	Unrealized gains and losses on available-for-sale securities	$2,098	Realized gain (loss) on notes receivable, at fair value

Nine months ended September 30, 2013	Unrealized gains and losses on available-for-sale securities	$(1,862)	Realized gain (loss) on notes receivable, at fair value

In June 2014, a third party repaid its fixed rate note receivable held by the Company. As a result, the Company reclassified $2.1 million out of accumulated other comprehensive income during the three months ended June 30, 2014. The $1.9 million was also reclassified out of accumulated other comprehensive income during the three months ended June 30, 2013 as a result of the note receivable maturing during the period. Both notes receivables had been treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC Topic 320, Investments — Debt and Equity Securities.  As a result of this classification, unrealized gains on the notes receivables that arose were reflected within accumulated other comprehensive gain (loss) in the Company’s unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statements of changes in stockholders’ equity.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

18.  Non-Controlling Interests

The Company consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders (see Note 2). Pursuant to an agreement between the Company and JGW LLC, any time the Company cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Company. Changes in the non-controlling and the Company’s interest in JGW LLC for the nine months ended September 30, 2014 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth	Non-controlling
	Company	Interests	Total
Balance as of December 31, 2013	11,216,429	18,344,688	29,561,117
JGW LLC common interests acquired by The J.G. Wentworth Company as a result of the issuance of restricted common stock.	3,268	—	3,268
JGW LLC common interests acquired by The J.G. Wentworth Company as a result of the exchange of JGW LLC units for shares of Class A common stock.	3,123,517	(3,123,517)	—
JGW LLC common interests repurchased related to Class A common stock repurchased.	(88,020)	—	(88,020)
Common interests forfeited.	—	(180,018)	(180,018)
Balance as of September 30, 2014	14,255,194	15,041,153	29,296,347

19. Earnings Per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period.

In accordance with ASC 260 Earnings Per Share, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends and participate in the undistributed earnings with the common stockholders are considered participating securities. The shares of Class B common stock do not share in the earnings of the Company and are therefore not considered participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. Furthermore, EPS for the three and nine months ended September 30, 2013 is not presented since the Company was not a public company.

In connection with the IPO and restructuring, Class C Profit Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock (Note 18). For the three and nine months ended September 30, 2014, these warrants were not included in the computation of diluted earnings per common share because they were antidilutive under the treasury stock method.

During the nine months ended September 30, 2014, the Company granted 1,265,500 stock options to purchase shares of Class A common stock to certain employees. The 602,596 weighted average stock options outstanding during the nine months ended September 30, 2014 were not included in the computation of diluted earnings per common share because they were antidilutive under the treasury stock method.

Additionally, as discussed in Note 2, the operating agreement of JGW LLC gives Common Interestholders the right (subject to the terms of the operating agreement as described therein) to exchange their Common Interests for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Company applies the “if-converted” method to the Common Interests and vested restricted Common Interests in JGW LLC to determine the dilutive weighted average shares of Class A common stock outstanding. The Company applies the treasury stock method to the unvested restricted Common Interests and the “if-converted” method on the resulting number of additional Common Interests to determine the dilutive weighted average shares of Class A common stock outstanding represented by these interests.

In computing the dilutive effect that the exchange of Common Interests and restricted Common Interests would have on EPS, the Company considered that net income available to holders of Class A common stock would increase due to the elimination of non-controlling interests (including any tax impact).  Based on these calculations, the 16,318,829 weighted average Common Interest and vested restricted Common Interests outstanding and the 707,028 weighted average unvested restricted Common Interests outstanding for the nine months ended September 30, 2014 were antidilutive.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(In thousands, except for shares and per share data)
Numerator:
Numerator for basic EPS- Net income attributable to holders of The J.G. Wentworth Company Class A common stock	$4,092	$19,382
Effect of dilutive securities:
JGW LLC Common Interests and vested restricted Common Interests	—	—
JGW LLC unvested restricted Common Interests	—	—
Numerator for diluted EPS- Net income attributable to holders of The J.G. Wentworth Company Class A common stock	$4,092	$19,382

Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	13,095,194	12,438,143
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Restricted common stock and performance-based restricted stock units	3,801	2,184
JGW LLC Common Interests and vested restricted Common Interests	—	—
JGW LLC unvested restricted Common Interests	—	—
Dilutive potential common shares	3,801	2,184
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	13,098,995	12,440,327

Basic income per share of Class A common stock	$0.31	$1.56
Diluted income per share of Class A common stock	$0.31	$1.56

20. Share-Based Compensation

Under the Company’s 2013 Omnibus Incentive Plan (the “Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of September 30, 2014, 1.4 million shares of unissued Class A common stock were available for granting under this plan.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock Options

The fair value of stock option awards was estimated using the Black-Scholes valuation model with the following assumptions and weighted average fair values:

Nine Months Ended September 30, 2014
Weighted average fair value of grant	$4.81
Risk-free interest rate	1.91%
Expected volatility	41.6%
Expected life of options in years	6.5
Expected dividend yield	—

The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the nine months ended September 30, 2014 and 2013, the Company recognized $0.4 million and $0 of share-based compensation expense in connection with the stock options issued under the Plan, respectively.

A summary of stock option activity for the nine months ended September 30, 2014, is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2013	264,047	$14.00
Granted	1,265,500	10.90
Exercised	—	—
Forfeited	(151,971)	11.31
Outstanding as of September 30, 2014	1,377,576	11.45	9.69	$1.7
Outstanding, vested and expected to vest as of September 30, 2014	1,316,041	11.45	9.69	$1.6
Vested as of September 30, 2014	—	—	—	$—

The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on September 30, 2014. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. As of September 30, 2014, $6.6 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 4.7 years.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Performance-Based Restricted Stock Units

A summary of performance-based restricted stock units for the nine months ended September 30, 2014 is as follows:

	Performance- Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2013	—	$—
Granted	184,000	10.48
Vested	—	—
Forfeited	(53,750)	10.20
Outstanding as of September 30, 2014	130,250	10.60
Outstanding, vested and expected to vest as of September 30, 2014	125,290	10.60

Each performance-based unit will vest into 0 to 1.5 shares of Class A common stock depending to the degree to which the performance goals are met. Compensation expense resulting from these awards is recognized ratably from the date of the grant until the date the restrictions lapse and is based on the trading price of the Class A common stock on the date of grant and the probability of achievement of the specific performance-based goals. During the nine-months ended September 30, 2014, the Company recognized $0.2 million of share-based compensation expense in connection with these performance-based units.

The aggregate grant-date fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2014 was $1.9 million. As of September 30, 2014, there was $1.2 million of total unrecognized compensation cost relating to outstanding performance-based units that is expected to be recognized over a weighted average period of 2.3 years. None of the performance-based restricted stock units were vested as of September 30, 2014.

Restricted Stock

A summary of restricted stock activity for the nine months ended September 30, 2014 is as follows:

	Restricted Stock Shares	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2013	3,929	$14.00
Granted	3,268	16.54
Vested	—	—
Forfeited	—	—
Outstanding as of September 30, 2014	7,197	15.15

The fair value of restricted stock is determined based on the trading price of Class A common stock on the date of grant. The aggregate grant-date fair value of the restricted stock granted during the nine months ended September 30, 2014 was $0.1 million. As of September 30, 2014, there was less than $0.1 million of total unrecognized compensation cost relating to outstanding restricted stock that is expected to be recognized over a weighted average period of 0.2 years. None of the restricted stock shares were vested as of September 30, 2014.

The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one year cliff vesting period. During the nine months ended September 30, 2014, the Company recognized $0.1 million of share-based compensation expense in connection with restricted stock.

The J.G. Wentworth Company

(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)

Notes to the Condensed Consolidated Financial Statements (Unaudited) (continued)

Restricted Common Interests in JGW LLC

The following table summarizes the activities of Restricted Common Interests in JGW LLC for the nine months ended September 30, 2014:

	Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2013	1,661,054	$4.95
Granted	—	—
Converted into shares of Class A common stock	(397,058)	4.75
Forfeited	(180,052)	3.21
Outstanding as of September 30, 2014	1,083,944	5.32
Outstanding, vested and expected to vest as of September 30, 2014	1,082,700	5.31
Vested as of September 30, 2014	924,738	4.54

Total stock compensation expense recognized for the nine months ended September 30, 2014 and 2013 related to the Restricted Common Interests was $1.0 million and $1.4 million, respectively. As of September 30, 2014, there was $1.4 million of unrecognized compensation cost related to outstanding Restricted Common Interests that is expected to be recognized over a weighted average period of 3.2 years. The aggregate weighted average grant date fair value of restricted common interests that vested during the nine months ended September 30, 2014 was $1.5 million.

21. Subsequent Events

On October 7, 2014, the Company executed a merger pursuant to which a subsidiary of the Company merged with and into JGW Holdings, Inc., a wholly owned subsidiary of JLL Fund V AIF II, L.P (“JLL”), with JGW Holdings, Inc. surviving the merger and becoming a wholly-owned subsidiary of the Company. JLL received 715,916 newly issued shares of Class A common stock in the merger and the Company received $2.1 million in cash, 138,121 shares of Class A common stock, and approximately a 9.2% ownership interest in JLL JGW Distribution, LLC (“JLL Dist.”) held by JGW Holdings, Inc. in consideration for the assumption of the contingent future tax obligation of JGW Holdings, Inc. with a present value of approximately $4.4 million.

As further consideration for the future tax obligations of JGW Holdings, Inc., JLL returned 47,440 shares of the Company’s Class A common stock received in the merger, which may or may not be cancelled by the Company in its sole discretion. In connection with the merger, the Company and JLL Dist. executed an agreement whereby on January 2, 2015 (or as soon as reasonably practicable thereafter), JLL Dist. will repurchase the 9.2% ownership interest in it held by JGW Holdings, Inc. by delivering 715,916 shares of the Company’s Class B common stock and 715,916 Common Interests in JGW LLC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” and the “Cautionary Statements Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We operate two market leading and highly recognizable brands, J.G. Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or potential pre-settlement customers. Since 1995, we have invested approximately $675.0 million in marketing to establish our brand names and increase customer awareness through multiple media outlets. Since 1995, we have been building proprietary databases of current and prospective customers, which we continue to grow through our marketing efforts and which we consider a key differentiator from our competitors.

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $10.4 billion of undiscounted structured settlement payment streams and have completed 39 asset-backed securitizations totaling over $5.6 billion in issuance. The Company refers to undiscounted total receivable balances as “TRB.” TRB purchases for the three months ended September 30, 2014 and 2013 were $263.3 million and $299.3 million, respectively. TRB purchases for the nine months ended September 30, 2014 and 2013 were $811.6 million and $864.5 million, respectively.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams.  We initially fund our purchase of structured settlement payments and annuities with available cash and cash equivalents or through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750.0 million as of September 30, 2014 and December 31, 2013, respectively. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment steams using a combination of other committed financing sources and our operating cash.

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

In addition to growing our existing core business, we are developing strategies to leverage our highly recognizable brands, direct marketing capabilities, operational and underwriting capabilities, and low cost of capital to enter into new lines of business that are logical extensions to our core business, thus allowing us to become a diversified consumer financial services provider. We intend to continue to focus on building our information, data and analytics capabilities, which we believe will strengthen our core business and provide a foundation for expanding into additional products and services. We will pursue this expansion through internal growth, strategic partnerships and acquisitions.

We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business as set forth more fully under “Part 1, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except for shares and per share data)
REVENUES

Interest income	$44,644	$45,710	$139,104	$126,293
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	63,731	50,226	221,359	214,068
Gain (loss) on swap terminations, net	(54)	525	(628)	351
Servicing, broker, and other fees	1,049	1,156	3,221	3,691
Realized and unrealized gains (losses) on marketable securities, net	(2,615)	5,525	1,741	10,523
Realized gain (loss) on notes receivable, at fair value	—	—	2,098	(1,862)
Gain on debt extinguishment	270	—	270	—
Other	(1)	(4)	(63)	(57)
Total Revenues	$107,024	$103,138	$367,102	$353,007

EXPENSES

Advertising	$18,416	$17,862	$52,341	$51,665
Interest expense	48,813	54,005	150,743	139,974
Compensation and benefits	11,096	9,100	30,865	32,494
General and administrative	4,858	4,519	13,941	14,881
Professional and consulting	4,520	4,807	13,482	13,906
Debt issuance	2,936	2,583	5,956	5,655
Securitization debt maintenance	1,551	1,543	4,672	4,526
Provision for losses on finance receivables	1,055	1,690	3,273	4,374
Depreciation and amortization	961	1,467	3,163	4,231
Installment obligations expense (income), net	(2,047)	6,301	3,567	12,820
Total Expenses	$92,159	$103,877	$282,003	$284,526
Income (loss) before income taxes	14,865	(739)	85,099	68,481
Provision for income taxes	2,176	146	16,169	1,301
Net Income (Loss)	$12,689	$(885)	$68,930	$67,180
Less net income attributable to non-controlling interests	8,597		49,548
Net income attributable to The J.G. Wentworth Company	$4,092		$19,382

TRB purchases	$263,296	$299,326	$811,583	$864,543

Comparison of Consolidated Results for the Three Months Ended September 30, 2014 and 2013

Revenues

Total revenues for the three months ended September 30, 2014 were $107.0 million, an increase of $3.9 million, or 3.8%, from $103.1 million for the three months ended September 30, 2013. The increase was primarily attributable to a $13.5 million increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives. This was partially offset by an $8.1 million decrease in realized and unrealized gains (losses) on marketable securities, net, a $1.1 million decrease in interest income, and a $0.6 million decrease in gain (loss) on swap terminations, net.

Interest income for the three months ended September 30, 2014 was $44.6 million, a decrease of $1.1 million, or 2.3%, from $45.7 million for the three months ended September 30, 2013, due to a decrease in the fair value discount rates used to calculate interest income, partially offset by an increase in our finance receivables balance.

Unrealized gains on VIE and other finance receivables, long-term debt and derivatives was $63.7 million for the three months ended September 30, 2014, an increase of $13.5 million from $50.2 million for the three months ended September 30, 2013. This was primarily driven by a $10.6 million increase in unrealized gains on securitized finance receivables and debt, including our residual interest in securitized finance receivables, that was the result of a more favorable movement in the fair value interest rate used to value our residual interests. The $2.1 million increase in unrealized gains on unsecuritized finance receivables was primarily due to a decrease in the fair value discount rates, partially offset by a 12.0% decline in TRB purchases during the respective periods.

Realized and unrealized gains (losses) on marketable securities, net, was ($2.6) million for the three months ended September 30, 2014, a decrease of $8.1 million from a $5.5 million gain for the three months ended September 30, 2013, due to lower investment returns on marketable securities. The decrease was primarily offset by a corresponding decrease in installment obligations expense (income), net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains (losses) on marketable securities do not impact our net income (loss).

Operating Expenses

Total expenses for the three months ended September 30, 2014 were $92.2 million, a decrease of $11.7 million, or 11.3%, from $103.9 million for the three months ended September 30, 2013.

Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, increased by 3.1% to $18.4 million for the three months ended September 30, 2014, from $17.9 million for the three months ended September 30, 2013, primarily due to the timing of our new internet and television initiatives in 2014.

Interest expense, which includes interest on our securitization debt, warehouse facilities and the term loan, decreased 9.6% to $48.8 million for the three months ended September 30, 2014, from $54.0 million for the three months ended September 30, 2013. The decrease was primarily driven by a decrease in the principal amount of our term loan resulting from a partial repayment in December 2013 and the associated amendment that reduced the term loan’s coupon interest rate.

Compensation and benefits expense increased 21.9% to $11.1 million for the three months ended September 30, 2014, compared to $9.1 million for the three months ended September 30, 2013, primarily driven by an increase in severance expense related to our former Chief Executive Officer and partially offset by cost savings associated with the downsizing of our Boynton Beach office.

General and administrative costs increased 7.5% to $4.9 million for the three months ended September 30, 2014, from $4.5 million for the three months ended September 30, 2013, primarily due to an increase in recruiting and insurance expenses. This was partially offset by a decrease in rent and utilities primarily due to cost savings associated with the closing of our Boynton Beach office.

Professional and consulting costs decreased by 6.0% to $4.5 million for the three months ended September 30, 2014, from $4.8 million for the three months ended September 30, 2013, primarily due to a decrease in consulting fees that was partially offset by an increase in outside legal fees associated with regulatory inquiries and an increase in audit fees.

Provision for losses on finance receivables decreased 37.6% to $1.1 million for the three months ended September 30, 2014 from $1.7 million for the three months ended September 30, 2013, primarily due to a reduction in the provision for losses associated with pre-settlement funding transactions.

Income (Loss) Before Income Taxes

For the three months ended September 30, 2014, we earned income before income taxes of $14.9 million, an increase of $15.6 million from a loss before income taxes of ($0.7) million for the three months ended September 30, 2013. This was primarily due to an increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives primarily resulting from a favorable movement in the fair value interest rate used to value our finance receivables, and a decrease in interest expense primarily due to a net decrease in the principal amount of our term loan resulting from a partial repayment in December 2013, partially offset by an increase in compensation and benefits expense.

Income Taxes

Until the time of our IPO in November 2013, we and the majority of our subsidiaries operated in the U.S. as non-income tax paying entities, and were treated as pass-through entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of our wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state income tax. As non-income tax paying entities, the majority of our net income or loss is attributable to the holders of Common Interests in JGW LLC. In connection with our IPO, The J.G. Wentworth Company was created to act as a holding company, holding an ownership interest in JGW LLC. Following this structural change, we record an income tax provision/benefit relating to our share of JGW LLC, and therefore the share of its earnings held by the public.

Our provision for income taxes for the three months ended September 30, 2014 was $2.2 million, compared to a tax provision of $0.1 million for the three months ended September 30, 2013. The increase in our tax provision was primarily due to a full quarter’s allocation of income from JGW LLC to the Company. For the year ended December 31, 2013, the Company was only allocated taxable income for the period after the IPO.

Net Income (Loss)

Net income for the three months ended September 30, 2014 was $12.7 million, an increase of $13.6 million, from a net loss of ($0.9) million for the three months ended September 30, 2013. This was primarily due to the increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives and a decrease in interest expense, partially offset by an increase in compensation and benefits expense and the provision for income taxes primarily due to the allocation of income from JGW LLC to the Company for all of 2014.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2014 and 2013

Revenues

Total revenues for the nine months ended September 30, 2014 were $367.1 million, an increase of $14.1 million, or 4.0%, from $353.0 million for the nine months ended September 30, 2013. The increase was primarily attributable to an increase of $12.8 million in interest income, an increase of $7.3 million in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, and an increase of $4.0 million in gain (loss) on note receivable, at fair value that resulted from the repayment and maturity of the notes receivables during the respective periods. These increases were partially offset by an $8.8 million decrease in realized and unrealized gains (losses) on marketable securities, net, and a $1.0 million decrease in gain (loss) on swap terminations, net.

Interest income for the nine months ended September 30, 2014 was $139.1 million, an increase of $12.8 million, or 10.1%, from $126.3 million for the nine months ended September 30, 2013, due to an increase in our finance receivables balance and an increase in the fair value discount rate used to calculate interest income.

Unrealized gains on VIE and other finance receivables, long-term debt, and derivatives was $221.4 million for the nine months ended September 30, 2014, an increase of $7.3 million from $214.1 million for the nine months ended September 30, 2013. The increase was primarily driven by an $11.2 million increase in unrealized gains on securitized finance receivables and debt, including our residual interest in securitized finance receivables, which resulted from a more favorable movement in the fair value interest rate used to value our residual interests during the respective periods. This increase was partially offset by a $4.1 million decrease in unrealized gains on unsecuritized finance receivables that was primarily the result of a 6.1% decrease in TRB purchases during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Realized and unrealized gains (losses) on marketable securities, net, was $1.7 million for the nine months ended September 30, 2014, a decrease of $8.8 million from $10.5 million for the nine months ended September 30, 2013, due to lower investment returns on marketable securities. The decrease was primarily offset by a corresponding decrease in installment obligations expense (income), net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains (losses) on marketable securities do not impact our net income.

Operating Expenses

Total expenses for the nine months ended September 30, 2014 were $282.0 million, a decrease of $2.5 million, or 0.9%, from $284.5 million for the nine months ended September 30, 2013.

Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, increased 1.3%, or $0.7 million, to $52.3 million for the nine months ended September 30, 2014 from $51.7 million for the nine months ended September 30, 2013, primarily due to the timing of our new internet and television initiatives in 2014.

Interest expense, which includes interest on our securitization debt, warehouse facilities and the term loan, increased 7.7% to $150.7 million for the nine months ended September 30, 2014 from $140.0 million for the nine months ended September 30, 2013. The increase was primarily driven by an increase in debt from securitizations and an increase in the average fair value discount rate used to calculate interest expense during the respective periods, partially offset by a decrease in the interest expense associated with our term loan resulting from a partial repayment in December 2013 and the corresponding reduction in the term loan’s coupon interest rate.

Compensation and benefits expense decreased 5.0% to $30.9 million for the nine months ended September 30, 2014, compared to $32.5 million for the nine months ended September 30, 2013, primarily driven by cost savings associated with the downsizing of our Boynton Beach office that was partially offset by an increase in severance expense related to our former Chief Executive Officer.

General and administrative costs decreased 6.3% to $13.9 million for the nine months ended September 30, 2014 from $14.9 million for the nine months ended September 30, 2013, primarily due to decreases in expenses related to information technology, rent and utilities that resulted from the closing of our Boynton Beach office, partially offset by an increase in insurance costs.

Professional and consulting costs decreased 3.0% to $13.5 million for the nine months ended September 30, 2014 from $13.9 million for the nine months ended September 30, 2013, primarily due to a decrease in consulting fees that was partially offset by an increase in outside legal fees associated with regulatory costs and audit fees.

Provision for losses on finance receivables decreased 25.2% to $3.3 million for the nine months ended September 30, 2014 from $4.4 million for the nine months ended September 30, 2013, primarily due to a reduction in provision for losses associated with pre-settlement funding transactions.

Depreciation and amortization decreased 25.2% to $3.2 million for the nine months ended September 30, 2014 from $4.2 million for the nine months ended September 30, 2013 primarily due to certain intangible assets that arose in connection with the OAC Merger in 2011 becoming fully amortized by the end of fiscal year 2013 and a decrease in the depreciation on fixed assets associated with the downsizing of our Boynton Beach office.

Restructuring Expense

In April 2013, we announced our intention to restructure our Boynton Beach office. In connection with this announcement, we recorded a restructuring charge of $3.2 million during the nine months ended September 30, 2013 which was recorded in the following statement of operations line items: $2.8 million in compensation and benefits and $0.4 million in general and administrative. The associated workforce reductions were substantially completed as of December 31, 2013.

Income Before Income Taxes

For the nine months ended September 30, 2014, we earned income before income taxes of $85.1 million, an increase of 24.3%, or $16.6 million, from $68.5 million for the nine months ended September 30, 2013, primarily due to (i) the increase in interest income that resulted from an increase in our finance receivables balance and an increase in the fair market value discount rates used to calculate interest income, (ii) an increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives primarily due to an increase in unrealized gains on securitized finance receivables and debt, and (iii) an increase in the realized gains (losses) on notes receivable, at fair market value due to the repayment and maturity of notes receivable during the respective periods. These increases were partially offset by an increase in interest expense primarily due to the increase in debt from securitizations.

Income Taxes

Until the time of our IPO in November 2013, we and the majority of our subsidiaries operated in the U.S. as non-income tax paying entities, and were treated as pass-through entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of our wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state income tax. As non-income tax paying entities, the majority of our net income or loss is attributable to the holders of Common Interests in JGW LLC. In connection with our IPO, The J.G. Wentworth Company was created to act as a holding company, holding an ownership interest in JGW LLC. Following this structural change, we record an income tax provision/benefit relating to our share of JGW LLC, and therefore the share of its earnings held by the public.

Our provision for income taxes for the nine months ended September 30, 2014 was $16.2 million, compared to a tax provision of $1.3 million for the nine months ended September 30, 2013. The increase in our tax provision was primarily due to the allocation of income from JGW LLC to the Company for all of 2014. For the year ended December 31, 2013, the Company was only allocated taxable income for the period after the IPO.

Net Income

Net income for the nine months ended September 30, 2014 was $68.9 million, an increase of $1.8 million, or 2.6%, from net income of $67.2 million for the nine months ended September 30, 2013, primarily due to increases in interest income, unrealized gains on VIE and other finance receivables, long-term debt and derivatives, and realized gain (loss) on notes receivable, at fair value, partially offset by increases in interest expense and our provision for income taxes.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(237,429)	$(233,020)
Net cash provided by investing activities	4,457	4,869
Net cash provided by financing activities	269,979	164,369
Net increase (decrease) in cash and cash equivalents	37,007	(63,782)
Cash and cash equivalents at beginning of period	39,061	103,137
Cash and cash equivalents at end of period	$76,068	$39,355

Nine Months Ended September 30, 2014 and 2013

Cash Flow Used In Operating Activities

Net cash used in operating activities was $237.4 million and $233.0 million for the nine months ended September 30, 2014 and 2013, respectively. The cash used in operating activities does not reflect the financing of our purchased receivables which is an integral part of our business and is reflected in the cash flow from financing activities. The $4.4 million increase in cash used in operating activities was primarily driven by a $13.6 million increase in the change in restricted cash and investments due to the timing of our securitizations in the third quarter of 2014 and 2013. This increase in cash used in operating activities was partially offset by: (i) a $2.5 million increase in collections of finance receivables, net of purchases, (ii) a $2.2 million net increase in the change in accounts payable and accrued expenses,  (iii) and a $1.8 million increase in net income.

Cash Flow Provided by Investment Activities

Net cash provided by investment activities was $4.5 million for the nine months ended September 30, 2014 compared to net cash provided by investment activities of $4.9 million for the nine months ended September 30, 2013. The $0.4 million decrease was primarily driven by the collection of a note receivable from an affiliate in the prior year partially offset by (i) an increase in receipts from notes receivable and (ii) a decrease in purchases of intangible assets and fixed assets, net of sales proceeds.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities was $270.0 million and $164.4 million for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $105.6 million which was primarily attributable to a $177.5 million increase in proceeds from the issuance of VIE long-term debt, a $40.1 million decrease in repayments on our revolving credit facilities and a $17.1 million decrease in payments for debt issuance costs. These increases in cash provided by financing activities were partially offset by a $97.8 million increase in repayments of long-term debt and derivatives and a $77.8 million reduction in gross proceeds from revolving facilities. The increase in cash provided by financing activities was also attributable to non-recurring transactions that occurred during the first half of 2013. In 2013, we entered into a new credit facility which generated net proceeds of $557.2 million. In connection with the entry into this new credit facility, we made a cash distribution of $459.6 million to Common Interestholders and made $143.5 million in repayments under our existing debt obligations.

Funding Sources

We utilize a number of different funding sources to finance our different business lines. These sources are targeted to allow us to maximize our cash proceeds from the different assets that we purchase.

Structured Settlements and Annuities

We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents or through four separate warehouse facilities with $750.0 million of aggregate capacity: (i) a $300.0 million syndicated warehouse facility with Barclays and Natixis with a revolving period that ends in July 2016; (ii) a $300.0 million warehouse facility with Credit Suisse with a revolving period that ends in November 2016; (iii) a $100.0 million warehouse facility with PartnerRe with a 2 year evergreen feature that requires the lender to give us 24 months’ notice prior to terminating the facility’s revolving line of credit; and (iv) a $50.0 million warehouse facility with Deutsche Bank with a revolving period that ends in October 2016. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended.

Our warehouse facilities are structured with advance rates that range from 92.5% to 95.5% and discount rates that range from 7.3% to 9.2%. The discount rate is either fixed over the term of the facility or is based on a fixed spread over a floating swap rate, which we then fix through interest rate swaps at the time of the borrowing. The discount rate is used to discount the payment streams we have purchased, and these discounted payment streams are then multiplied by the advance rate to determine the amount of funds that are available to us under the warehouse facilities. Our purchases of structured settlement and annuity payment streams are at higher discount rates than the discount rates applied to those payment streams under the warehouse facilities. As a result, the funds available to be drawn under our warehouse facilities exceed the purchase price for the payment streams we purchase. This excess cash is used to support our business and cover a portion of our operating expenses.

We undertake non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in 2013 and two securitizations in 2014. On February 18, 2014, we closed our 2014-1 securitization with an aggregate issuance amount of $233.9 million and a discount rate of 4.24% which generated net proceeds to the Company of $88.9 million. On July 23, 2014, we closed our 2014-2 securitization with an aggregate issuance amount of $227.6 million and a discount rate of 3.95% which generated net proceeds to the Company of $136.9 million.

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

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with PartnerRe with a capacity of $100.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of September 30, 2014, our permanent financing facility with PartnerRe had a capacity of $100.0 million for our life contingent annuity and structured settlement businesses.

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

Recently, we have also been purchasing lottery payment streams utilizing our balance sheets and we have structured two of our guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently securitize together with structured settlement and annuity payment streams. Lottery payment streams were included in our three securitizations during 2013 and our two securitizations in 2014. We intend to continue to securitize lottery payment streams in the future. We believe that our ability to securitize lottery payment streams has the potential to assist us to achieve an industry-leading cost of capital and to drive our future growth in this asset class.

Pre-Settlement Funding

We finance our pre-settlement funding transactions through a revolving credit facility with Capital One Bank. The $35.0 million facility is structured with a revolving period that ends in December 2014 and a subsequent 24 month amortization period. The advance rate applicable to pre-settlement funding financed through the facility is 84%. Due to the shorter duration of pre-settlement funding, we do not require a facility with as large a capacity as for the other asset types above, as the pre-settlement funding transactions revolve more frequently. Positive cash flow is typically generated from the difference between the amount of proceeds we receive on settlement and the amount funded to the plaintiff.

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

Residual Financing

On May 6, 2014, we amended the terms of our Residual Term Facility. The amendment primarily increased the principal balance from $70.0 million to $110.0 million. This facility is now secured by 24 of our securitization residuals and is structured with a $110.0 million A1 Note due in May 2021. Prior to the amendment, the facility was structured with a $56.0 million A1 Note due in September 2018 and a $14.0 million A2 Note due in September 2019. The amendment also decreased the interest rate on the Residual Term Facility to 7.0% from 8.0% and eliminated the requirement of minimum annual principal payments.

Securitization Debt

We elected fair value treatment under ASC 825 to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the fair value of the VIE finance receivables held by SPEs, which are held to provide the cash flow for the note obligations. The VIE debt issued by SPEs is non-recourse to the Company and its other subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserve and residual interest amounts.

Initial Public Offering

On November 14, 2013, we consummated our IPO, in which we sold 11,212,500 shares of our Class A common stock to the public. The aggregate net proceeds received from the offering were $141.3 million. We used $123.0 million of the net proceeds to repay a portion of our senior secured term loan, with the remainder used for general corporate purposes.

Other Financing

We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in Notes 8 through 11 of the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

As a consequence of the initial sales and any future exchanges of Common Interests for shares of our Class A common stock or Class C common stock, we may increase our share of the tax basis of the assets then owned by JGW LLC. Any such increase in tax basis is anticipated to allow us the ability to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, pursuant to our tax receivable agreement with all Common Interestholders who hold in excess of approximately 1% of the Common Interests as of immediately prior to our IPO, to pay to such Common Interestholders, 85% of the amount of income tax we save for each tax period as a result of the tax benefits generated from the initial sales and any subsequent exchange of Common Interests for our Class A common stock or Class C common stock and from the use of certain tax attributes. We expect to fund these long-term requirements under the tax receivable agreement with tax distributions received from JGW LLC and, if necessary, loans from JGW LLC.

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

On May 6, 2014, the Company amended the terms of its Residual Term Facility. The amendment primarily increased the principal balance to $110.0 million, extended the maturity date to May 22, 2021, decreased the interest rate to 7.0%, and eliminated the requirement of minimum annual principal payments.

Critical Accounting Policies

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013. In establishing these policies within the framework of U.S. GAAP, management must make certain assessments, estimates, and choices that will result in the application of these principals in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical. These critical policies, which are presented in detail in the notes to our unaudited condensed consolidated financial statements, relate to the policies below.

Revenue Recognition

Servicing, broker, and other fees in the unaudited condensed consolidated statements of operations primarily include broker fees and subservicing fees earned from servicing life settlement contracts. Broker fee income is recognized at the time the contract is closed between the purchasing counterparty and the seller for the sale of lottery winnings receivables.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance when it becomes effective in the fiscal year beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on our consolidated financial statements.

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

Share-Based Compensation

We apply ASC 718, Compensation - Stock Compensation (“ASC 718”).  ASC 718 requires that the compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, be included in the Company’s unaudited condensed consolidated statements of operations. The Company has determined that these share-based payment transactions represent equity awards under ASC 718 and therefore measures the cost of employee services received in exchange for share based compensation on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award. For all grants of stock options, the fair value at the grant date is calculated using the Black-Sholes option pricing model based on the value of the issuing entities shares at the award date. Share-based compensation is included in compensation and benefits expense within our unaudited condensed consolidated statements of operations.

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

The above conditions could cause certain assets and liabilities to be reclassified from Level 1 to Level 2 or Level 3 or reclassified from Level 2 to Level 3.  The inputs or methodology used for valuing the assets or liabilities are not necessarily an indication of the risk associated with the assets and liabilities.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from us, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) when we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, the ability to unilaterally cause the holder to return specific assets or through an agreement that permits the transferee to require the transferor to repurchase the transferred financial assets that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them. Transfers that do not meet the criteria to be accounted for as sales are accounted for as secured borrowings.

The amendments to ASC 860, Transfers and Servicing (“ASC 860”), eliminated the concept of a qualified special purpose entity, changed the requirements for derecognizing financial assets, and required additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets.

Consolidation

In August of 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity which relates to how an entity accounts for the financial assets and the financial liabilities of a consolidated collateralized financing entity at fair value. The ASU will allow an entity to elect to measure their financial assets and financial liabilities using either the measurement alternative provided under this ASU, which allows for the entity to measure both the financial assets and the financial liabilities of its collateralized financing entities in its consolidated financial statements using the more observable fair value of either the financial assets or financial liabilities, or under ASC 820 Fair Value Measurements and Disclosure. This ASU becomes effective in the fiscal year beginning after December 15, 2015 and early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU our consolidated financial statements.

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

We, through our subsidiaries, sell finance receivables to SPEs. An SPE issues notes secured by undivided interests in the receivables. Payments due on these notes generally correspond to receipts from the receivables in terms of the timing of payments due. We retain a retained interest in the SPEs and are deemed to have control over these SPEs due to our servicing or subservicing role and therefore consolidate these SPEs.

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

Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest and fee income. Additionally, we generally do not resume recognition of interest income on receivables once it has been suspended.

Intangible Assets and Goodwill

Identifiable intangible assets consist primarily of our databases, customer relationships and domain names.  Our databases are amortized over their estimated useful lives of 10 years. Customer relationships are amortized over their useful lives of 3 to 15 years. Domain names are amortized over their estimated useful lives of 10 years. In addition, such identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable.  An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. Intangible assets deemed to have indefinite useful lives, which in our case includes a trade name, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value.

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

Goodwill and intangible assets with indefinite useful lives are evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates.  Management qualitatively determines whether it is more likely than not that the fair value of the Company is less than its carrying amount prior to performing the two-step process to evaluate the potential impairment of goodwill and intangible assets with indefinite useful lives.

Management performed an assessment of goodwill and intangible assets and found no indications of impairment as of September 30, 2014. Management considered the factors below in its qualitative assessment in determining that it was not more likely than not that the fair value of the Company was less than the carrying value:

•                  Macroeconomic factors including the interest rate environment, the securitization and warehouse credit market.

•                  Industry specific factors including significant changes in competition and regulatory impediments.

•                  Cost related factors including an increase in labor and other operating costs.

•                  Overall financial performance, such as declining cash flows and revenues or earnings.

•                  Other relevant entity-specific events such as change in management, changes in stock price, and counterparty risks.

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

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our unaudited condensed consolidated statements of operations. As of September 30, 2014, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

		Impact as of	Impact as of
		September 30, 2014	September 30, 2014
	Balance as of	of a 100 bp increase in	of a 100 bp decrease in
	September 30, 2014	interest rates	interest rates
	(Dollars in Thousands)
Securitized receivables, at fair market value	$3,955,515	$(247,170)	$266,458
Company retained interests in finance receivables at fair market value	304,022	(52,075)	68,604
Unsecured finance receivables, at fair market value	96,921	(7,867)	9,305

VIE and other finance receivables, at fair market value	4,356,458	(307,112)	344,367
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,836,856	211,889	(237,747)
VIE derivative liabilities, at fair market value	70,016	26,703	(29,157)
Net Impact	N/A	(68,520)	77,463

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during the nine months ended September 30, 2014, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the nine months ended September 30, 2014 would have been reduced by approximately $41.9 million. If instead this increase of 1% in financing costs were to have only affected our September payment stream purchases our income for the nine months ended September 30, 2014 would have been reduced by approximately $4.7 million.

Derivative and Other Hedging Instruments

We utilize interest rate swaps to manage our exposure to changes in interest rates related to borrowings on its revolving credit facilities. We have not applied hedge accounting to any of our interest rate swaps.

As of September 30, 2014, we did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the nine months ended September 30, 2014 and 2013, we terminated $46.5 million and $101.0 million of interest rate swap notional value, respectively, in connection with our securitizations.

Gains and losses on the termination of these interest rate swaps are recorded in gain (loss) on swap terminations, net in our unaudited condensed consolidated statements of operations. The unrealized gains and losses for these swaps were recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

We also have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts. As of September 30, 2014, we had 8 outstanding swaps with a total notional amount of approximately $251.7 million, we pay fixed rates ranging from 4.5% to 5.8%, and we receive floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of September 30, 2014, the terms of these interest rate swaps range from approximately 8 to approximately 21 years. We recognize unrealized gains and record these in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

Additionally, we have interest-rate swaps to manage our exposure to changes in interest rates related to its borrowings under PSS and PLMT. As of September 30, 2014, we had 155 outstanding swaps with a total notional value of approximately $236.3 million. We pay fixed rates ranging from 4.4% to 8.7% and we receive floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of September 30, 2014, the term of the interest rate swaps for PSS and PLMT range approximately from less than 1 month to approximately 20 years. We recognize the unrealized gains and losses and include them in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Annual Report on Form 10-K for the year ended December 31, 2013, as incorporated herein by reference, did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding our legal proceedings appears in “Part I, Item 3 “‘Legal Proceedings’” in our Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference. Other than as described below and in our quarterly reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014, there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K.

Tax Receivable Agreement Complaint

On September 18, 2014 the Court of Chancery of the State of Delaware granted the Company’s motion to dismiss the plaintiffs’ amended complaint. No appeal of that decision was made and the deadline for the Plaintiffs’ to appeal has expired.

Illinois Proceeding

On October 21, 2014, a plaintiff filed a petition to vacate an order approving the transfer to J.G. Wentworth of the rights to certain future payments that that plaintiff, a defendant in an underlying proceeding, agreed to pay to a Claimant under a structured settlement agreement resolving claims that the Claimant had against that defendant, among others. Prior to the transfer to J.G. Wentworth, that former defendant made a qualified assignment of its obligation to make all of the future payments to the Claimant under the structured settlement agreement; nonetheless, that former defendant asserts in the petition to vacate that it should have been notified of the proposed transfer. No response date has yet been established.  J.G. Wentworth believes the former defendant lacks standing and the petition to vacate lacks merit for numerous reasons and intends to vigorously defend against the petition to vacate on a number of factual and legal grounds.

On October 21, 2014, a former defendant in an underlying proceeding filed a petition in the Circuit Court of Cook County, IL — County Department, Probate to vacate an order approving the transfer to JG Wentworth Originations of the rights to certain future payments that that the former defendant had agreed to pay to a claimant under a structured settlement agreement resolving claims that the claimant had against that former defendant, among others. On November 10, 2014, that same former defendant filed a petition to vacate an unrelated order approving the transfer to JG Wentworth Originations of the rights to certain future payments that the former defendant had agreed to pay to a different claimant under a structured settlement agreement resolving the claims that the other claimant had against that former defendant, among others. Prior to the transfers to JG Wentworth Originations, that former defendant made a qualified assignment of its obligation to make all of the future payments to the claimants under the structured settlement agreement; nonetheless, that former defendant asserts in the petitions to vacate that it should have been notified of the proposed transfers. No response date has yet been established for either petition. JG Wentworth Originations believes the former defendant lacks standing and the petitions to vacate lack merit for numerous reasons and intends to vigorously defend against the petitions to vacate on a number of factual and legal grounds. No assurance can be given that the former defendant or other former defendants will not file similar petitions in the future.

Item 1A. Risk Factors

Information regarding our risk factors appears in “Part I, Item 1A, “‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference. There are no material changes in those risk factors other than those described below.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Cautionary Statements Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and the risks described in our Annual Report on Form 10-K which could materially affect our business, financial condition, or future results. These are not the only risks facing us. Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Other than those unregistered sales of equity securities previously provided on our Current Reports on Form 8-K as filed with the U.S. Securities and Exchange Commission, there have been no unregistered sales of equity securities.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit 3.1

Amended and Restated Certificate of Incorporation of The J.G. Wentworth Company. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on September 22, 2014, and incorporated herein by reference.

Exhibit 3.2

Second Amendment and Restated By-Laws of The J.G. Wentworth Company. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on September 22, 2014, and incorporated herein by reference.

Exhibit 4.1

Form of Stock Certificate representing Class A Common Stock, par value $0.00001 per share of The J.G. Wentworth Company. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on September 22, 2014, and incorporated herein by reference.

Exhibit 10.1

Employment Agreement by and between The J.G. Wentworth Company and Stewart A. Stockdale, dated July 27, 2014. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on July 28, 2014, and incorporated herein by reference. #

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

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE J.G. WENTWORTH COMPANY

November 14, 2014	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

November 14, 2014	By:	/s/ John R. Schwab
John R. Schwab
Chief Financial Officer