Form 10-K
period 2014-12-31
J.G. Wentworth Co
filed 2015-03-13
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36170

THE J.G. WENTWORTH COMPANY
(Exact name of registrant as specified in its charter)

Delaware	46-3037859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 King of Prussia Road, Suite 501 Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
(484) 434-2300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Class A common stock, par value $0.00001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $141.4 million, based on a closing price of $11.26.

The number of shares of the registrant's Class A common stock, par value $0.00001 per share, outstanding was 14,250,264 as of March 12, 2015. The number of shares of the registrant's Class B common stock, par value $0.00001 per share, outstanding was 10,679,661 as of March 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10 – 14 of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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

These forward-looking statements are made as of the date of this Annual Report on Form 10-K and except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Annual Report on Form 10-K, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Annual Report on Form 10-K. As set forth more fully under “Part 1, Item 1A. ‘Risk Factors’” in this Annual Report, these risks and uncertainties include, among other things:

•	our ability to implement our business strategy;

•	our ability to continue to purchase structured settlement payments and other assets;

•	the compression of the yield spread between the price we pay for and the price at which we sell assets due to changes in interest rates and/or other factors;

•	changes in tax or accounting policies or changes in interpretation of those policies as applicable to our business;

•	changes in current tax law relating to the tax treatment of structured settlements;

•	our ability to complete future securitizations or other financings on beneficial terms;

•	our dependence on the opinions of certain rating agencies;

•	our dependence on outside parties to conduct our transactions including the court system, insurance companies, outside counsel, delivery services and notaries;

•	our ability to remain in compliance with the terms of our substantial indebtedness;

•	changes in existing state laws governing the transfer of structured settlement payments or the interpretation thereof;

•	availability of or increases in the cost of our financing sources relative to our purchase discount rate;

•	changes to state or federal, licensing and regulatory regimes;

•	unfavorable press reports about our business model;

•	our dependence on the effectiveness of our direct response marketing;

•	adverse judicial developments;

•	our ability to successfully enter new lines of business and broaden the scope of our business;

•	potential litigation and regulatory proceedings;

•	changes in our expectations regarding the likelihood, timing or terms of any potential acquisitions described herein;

•	the lack of an established market for the subordinated interest in the receivables that we retain after a securitization is executed;

•	the impact of the March 2014 Consumer Financial Protection Bureau inquiry and any findings or regulations it issues as related to us, our industries, or products in general;

•	our dependence on a small number of key personnel;

•	our exposure to underwriting risk;

•	our access to personally identifiable confidential information of current and prospective customers and the improper use or failure to protect that information;

•	our computer systems being subject to security and privacy breaches;

•	the public disclosure of the identities of structured settlement holders;

•	our business model being susceptible to litigation;

•	the insolvency of a material number of structured settlement issuers; and

•	infringement of our trademarks or service marks.

PART I

EXPLANATORY NOTE

On September 30, 2014, JGWPT Holdings, Inc. changed its name to The J.G. Wentworth Company and on October 8, 2014, JGWPT Holdings, LLC changed its name to The J.G. Wentworth Company, LLC (“JGW LLC”). Unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and similar references in this Annual Report on Form 10-K refer: (i) following the consummation of our initial public offering (the “IPO”) and related concurrent transactions on November 14, 2013, collectively, to The J.G. Wentworth Company and, unless otherwise stated, all of its subsidiaries, and (ii) prior to the completion of our IPO and related concurrent transactions on November 14, 2013, collectively, to J.G. Wentworth, LLC and, unless otherwise stated, all of its subsidiaries.

As previously reported, on November 14, 2013, the Company consummated the IPO whereby 11,212,500 shares of its Class A common stock (the “Class A common stock”), par value $0.00001 per share, were sold to the public. The aggregate net proceeds received from the IPO were $141.3 million and were used to purchase 11,212,500 common membership interests (the “Common Interests” and the holders of such Common Interests, the “Common Interestholders”), of the newly formed JGW LLC representing 37.9% of the then outstanding Common Interests of JGW LLC. Concurrently with the consummation of the IPO, (i) the operating agreement of JGW LLC was amended and restated such that, among other things, The J.G. Wentworth Company became the sole managing member of JGW LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to November 14, 2013, The J.G. Wentworth Company consolidates the financial results of JGW LLC with its own and reflects the proportional interest in JGW LLC not held by it as a non-controlling interest in its consolidated financial statements.

Item 1.         Business

Our Company

We are a leading direct response marketer that provides liquidity to our customers by purchasing structured settlement, annuity and lottery payment streams, as well as interests in the proceeds of legal claims, in the United States. We securitize, sell or otherwise finance the payment streams that we purchase in transactions that are structured to generate cash proceeds to us that exceed the purchase price we paid for those payment streams. We have developed our leading position as a purchaser of structured settlement payments through our highly recognizable brands and multi-channel direct response marketing platform.

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

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We purchase future payment streams from our customers for a single up-front cash payment. Such payment is based upon a discount rate that is negotiated with each of our customers. We fund our purchases of payment streams with short and long-term non-recourse financing. We initially fund our purchase of structured settlement payments and annuities through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750.0 million at December 31, 2014. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment streams using a combination of other committed financing sources and our operating cash flow.

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

We operate two leading and highly recognizable brands, J.G. Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries.

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

•
Pre-settlement funding is a transaction with a plaintiff that has a pending personal injury claim to provide liquidity while awaiting settlement. These are not loans; rather, we are assigned an interest in the settlement proceeds of the claim and, if and when a settlement occurs, payment is made to us directly via the claim payment waterfall, not from the claimant. If the plaintiff’s claim is unsuccessful, the purchase price and accrual of fees thereon are written off.

For more detail information on our business, please refer to "Part II, Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations'" in this Annual Report.

Industry Overview

Structured Settlements

The use of structured settlements was established in 1982 when Congress passed the Periodic Payment Settlement Act of 1982, or the Settlement Act, which allows periodic payments made as compensation for a personal injury to be free of all federal taxation to the payee, provided certain conditions are met. By contrast, the investment earnings on a single up-front payment are generally taxable, leading structured settlements to proliferate as a means of settling lawsuits. Following the emergence of structured settlements, a secondary market developed in response to the changing financial needs of the holders of structured settlements over time, with many requiring short-term liquidity for a variety of reasons. Purchasers in the structured settlement secondary market provide upfront cash payment in exchange for an agreed-upon stream of periodic payments from a holder of a structured settlement. Each purchased structured settlement payment stream requires local court approval by a judge, who must rule that the transfer of the structured settlement payments and its terms are in the best interests of the payee, taking into account the welfare of the payee and the payee’s dependents.

A portion of structured settlements may have a life contingent component. Life contingent structured settlements are similar to guaranteed structured settlements, however, unlike guaranteed structured settlements, which pay out until maturity regardless of the status of the beneficiary, life contingent structured settlement payments cease upon death of the beneficiary. We have developed a proprietary financing model that allows us to purchase these life contingent structured settlement payments without assuming any mortality risk.

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

Lotteries

According to the North American Association of State and Provincial Lotteries, or NASPL, 43 states and the District of Columbia currently offer government-operated lotteries. For those lottery winners that have either elected or have been required to receive their lottery prize payout in the form of periodic payments, the secondary market provides liquidity and payment flexibility not otherwise provided by their current payment schedule. 26 states have enacted statutes that permit lottery winners to voluntarily assign all or a portion of their future lottery prize payments. Similar to structured settlements, the voluntary assignment of a lottery prize requires a court order.

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

The National Association of Settlement Purchasers, representing some of the secondary market participants, and the National Structured Settlements Trade Association, representing primary market participants, are the principal trade organizations which have developed and promoted model legislation regarding transfers of settlement payments, referred to as the Structured Settlement Model Act. While most SSPAs are similar to the Structured Settlement Model Act, any SSPA may place fewer or additional affirmative obligations (such as notice or additional disclosure requirements) on the purchaser, require more extensive or less extensive findings on the part of the court issuing the transfer order, contain additional prohibitions on the actions of the purchaser or the provisions of a settlement purchase agreement, have different effective dates, require shorter or longer notice periods and otherwise vary in substance from the Model Act.

Most of the settlement agreements giving rise to the structured settlement receivables that we purchase contain anti-assignment provisions that purport to proscribe assignments or encumbrances of structured settlement payments due thereunder. Anti-assignment provisions give rise to the risk that a claimant or a payor could invoke the anti-assignment provision in a settlement agreement to invalidate a claimant’s transfer of structured settlement payments to the purchaser, or force the purchaser to pay damages. In addition, at least one appellate court in Illinois has determined that the SSPA does not apply to certain transfers where an anti-assignment provision is applicable. Under certain circumstances, interested parties other than the related claimant or payor could also challenge, and potentially invalidate, an assignment of structured settlement payments made in violation of an anti-assignment provision. Whether the presence of an anti-assignment provision in a settlement agreement could be used to invalidate a prior transfer depends on various aspects of state and federal law, including case law and the form of Article 9 of the Uniform Commercial Code adopted in the applicable state, and in each transfer petition a judge makes a decision on whether the anti-assignment provision is enforceable or not.

Federal Tax Relief Act

Section 5891 of the Internal Revenue Code, or the Code, as amended by the Tax Relief Act, levies an excise tax upon those people or entities that acquire structured settlement payments from a seller on or after February 22, 2002, unless certain conditions are satisfied. Such tax equals 40% of the discount imposed by the purchaser of the structured settlement payments. However, no such tax is levied if the transfer of such structured settlement payments is approved in a qualified court order. A qualified court order under the Tax Relief Act means a final order, judgment or decree that finds that the transfer does not contravene any federal or state law or the order of any court or administrative authority and is in the best interest of the payee, taking into account the welfare and support of the payee’s dependents. The order must be issued under the authority of an applicable state statute of the state in which the seller is domiciled, or, if there is no such statute, under the authority of an applicable state statute of the state in which the seller or annuity provider is domiciled, by a court of such state or the state of the seller’s domicile, or by the responsible administrative authority (if any) that has exclusive jurisdiction over the underlying action or proceeding.

The Internal Revenue Service, or IRS, completed audits of J.G. Wentworth and Peachtree in which it reviewed compliance with Section 5891 of the Code in 2008 and 2011, respectively. Based on the findings of these audits, the IRS assessed us immaterial excise tax liability.

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

While structured settlement transfer statutes vary from state to state, a transfer statute typically sets forth, at a minimum, the following requirements that must be satisfied before a court will issue a transfer order approving a sale of structured settlement payments: (i) the court must find that the sale of the structured settlement payments is in the seller’s best interest, taking into account the welfare and support of the seller’s dependents; (ii) the settlement purchaser must have given notice of the proposed sale and related court hearing to the related obligor and insurer and certain other interested parties, if any; and (iii) the settlement purchaser must have provided to the seller a disclosure statement setting forth, among other things, the discounted present value of the purchaser to the structured settlement payments in question and any expenses or other amounts to be deducted from the purchase price received by the seller, and advising the seller to obtain or at least consider obtaining independent legal, tax and accounting advice in connection with the proposed transaction. Any transfer statute may place additional affirmative obligations on the settlement purchaser, require more extensive findings on the part of the court issuing the transfer order, contain additional prohibitions on the actions of the purchaser or the provisions of a settlement purchase agreement, require shorter or longer notice periods, or impose other restrictions or duties on settlement purchasers. In particular, many transfer statutes specify that, if a transfer of structured settlement payments contravenes the terms of the underlying settlement contract, the settlement purchaser will be liable for any taxes, and in some cases, other costs, incurred by the related seller in connection with such transfer. Also, transfer statutes vary as to whether a transfer order issued under the statute constitutes definitive evidence that the related assignment complies with the terms of the applicable transfer statute. While many transfer statutes require a court to issue a finding at the time of the issuance of a transfer order that the related assignment complies with the terms of the applicable transfer statute, under several transfer statutes the issuance of a transfer order is only one of several factors used to determine compliance with the applicable transfer statute.

Many states have enacted transfer statutes with respect to lottery payments. While certain differences may exist as between the various lottery prize transfer statutes, the following requirements generally must be satisfied before a court will issue a transfer order approving a sale of lottery prize payments by a lottery winner: (i) the assignment must be in writing and state that the lottery winner has a statutorily specified number of business days within which to cancel the assignment; (ii) the lottery winner must be provided with a written disclosure statement setting forth, among other things, (a) the payments being assigned, by amounts and payment dates, (b) the purchase price being paid, (c) the discount rate applied by the purchaser to the lottery prize payments in question and (d) the amount of any origination or closing fees to be charged to the lottery winner; (iii) written notice of the proposed assignment and any court hearing concerning the assignment must be provided to the applicable lottery commission’s counsel prior to the date of any court hearing; and (iv) the lottery winner must provide a sworn affidavit attesting that (a) he is of sound mind, in full command of his faculties and is not acting under duress and (b) has been advised regarding the assignment by his own independent legal counsel. A lottery prize transfer statute may place additional affirmative obligations on the lottery receivable purchaser, contain additional prohibitions on the actions of the lottery originator or its assignors or the provisions of the lottery purchase agreement, require shorter or longer periods or impose other restrictions or duties on lottery prize purchasers. In addition, in most states, the applicable state’s lottery commission will acknowledge in writing the transfer order, either by means of a written acknowledgement, counter-execution of the transfer order or an affidavit of compliance with the to-be-issued transfer order.

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

Pre-Settlement Funding

There are currently only five states with statutes specifically relating to pre-settlement transactions: Maine, Nebraska, Ohio, Oklahoma, and Tennesee. The requirements imposed by such statutes (which vary by state) on pre-settlement funding transactions include certain rescission periods, mandated contract provisions, restrictions on funder activities, restrictions on advertising, prohibitions of attorney referral fees, mandated disclosures, acknowledgements by the attorney representing the litigant and prohibitions on the funder making any decisions with respect to the underlying legal claim. In addition to these statutes and registration requirements, common law concepts of champerty and maintenance as well as local court interpretation of the nature of the transaction structure (interpretation as a loan or a sale) impacts how the pre-settlement business is conducted in a particular state.

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

Federal Regulations

Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank, or the Dodd-Frank Act establishes the Consumer Financial Protection Bureau, or CFPB, which has regulatory, supervisory and enforcement powers over providers of consumer financial products and services. Included in the powers afforded to the CFPB is the authority to adopt rules identifying specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. The CFPB could adopt rules imposing new and potentially burdensome requirements and limitations with respect to our lines of business.

In addition to Dodd-Frank’s grant of regulatory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution, reformation or rescission of contracts, payment of damages, refund or disgorgement, as well as other kinds of affirmative relief) and civil monetary penalties ranging from $5,000 per day for violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. In March 2014, the Company and certain of its affiliates were served with Civil Investigative Demands, or CIDs, from the CFPB. The CIDs requested various information and documents for the purpose of determining the Company’s compliance with Sections 1031 and 1036 of the Consumer Financial Protection Act of 2010, 12 U.S.C. §§ 5531, 5536; the Truth in Lending Act, 15 U.S.C. §§ 1601 et seq., or its implementing regulations, and other Federal-consumer financial laws.  The CIDs were designed to broadly solicit general information about the Company and its business. We believe that the Company’s practices are fully compliant with applicable law, and we have cooperated with the CFPB.

On March 29, 2011, the Office of the Comptroller of the Currency, the Treasury, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, the Federal Housing Finance Agency and Department of Housing and Urban Development issued a joint notice of proposed rulemaking proposing rules to implement the credit risk retention requirements of section 15G of the Exchange Act, as amended by Section 941 of the Dodd-Frank Act. The Dodd-Frank Act provides that the sponsor or an affiliate of the sponsor must retain at least 5% of the credit risk of any asset pool that is securitized. These federal regulators jointly re-proposed this rule on August 28, 2013. It remains unclear what requirements will be included in the final rule.

Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses and registration with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network or FinCEN. In addition, the USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations requires “financial institutions” to establish and maintain an anti-money-laundering program. Such a program must include: (i) internal policies, procedures and controls designed to identify and report money laundering; (ii) a designated compliance officer; (iii) an ongoing employee-training program; and (iv) an independent audit function to test the program. Because of our compliance with other federal regulations having essentially a similar purpose, we do not believe compliance with these requirements has had or will have any material impact on our operations.

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

Competition

We operate in a highly fragmented industry. The various market participants generally consist of small competitors focused on the purchase of structured settlement payment, annuities and lottery payment streams. Competition in structured settlement payments purchasing is primarily based upon marketing, referrals, price and quality of customer service. Our main competitors in structured settlement and annuities payments purchasing are Stone Street, DRB Capital, Novation, Seneca One, Woodbridge, Symetra Financial and Client First. Our principal competitors in lotteries receivable payments purchasing are Stone Street, Seneca One, Advanced Funding, Client First and Nu Point Funding.

The competitive landscape for pre-settlement funding is highly fragmented with significant variation in business practices. The few competitors with comparable volume include Oasis Legal Finance, Law Cash, US Claims and Global Financial. Beyond these competitors, the industry is characterized by small players and ad hoc fundings, such as attorneys funding colleagues’ clients.

Employees

Our headquarters are located in Radnor, PA and as of December 31, 2014, we had a total of 410 full-time employees. We believe that our relations with our employees are good. None of our employees are covered by collective bargaining agreements or represented by an employee union.

Intellectual Property

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are our service marks or trademarks. Some of the trademarks we own or have the right to use include “J.G. Wentworth” and “Peachtree Financial Solutions.” Many of our trademarks are highly recognizable and important to our multi-channel direct response marketing platform.

Corporate Information

Our principal executive offices are located at 201 King of Prussia Road, Suite 501, Radnor, Pennsylvania 19087-5148 and our telephone number at that address is (484) 434-2300. The J.G. Wentworth Company's website is located at http://www.jgw.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report, unless expressly noted. We file reports with the U.S. Securities and Exchange Commission, or the SEC, which we make available on the Investor Relations section of our website free of charge. These reports include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make available through our website other reports filed with, or furnished them to, the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act.

Implications of being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permitted to, and have opted to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies.

We will remain an emerging growth company until the earliest of one of the following occur:

•	our reporting of $1 billion or more in annual gross revenues;

•	our issuance, in a three year period, of more than $1 billion in non-convertible debt;

•	the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; or

•	the end of fiscal 2018.

Item 1A. Risk Factors

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K. The risk factors generally have been separated into five groups: (1) risks related to our business operations; (2) risks related to our financial position; (3) risks related to our legal and regulatory environment; (4) risks related to our organizational structure; and (5) risks related to ownership of our Class A common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us and our Class A common stock. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related To Our Business Operations

Failure to implement our business strategy could materially adversely affect our business, financial condition, results of operations and cash flows.

Our business, financial condition, results of operations and cash flows depend on our management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include:

•our continued investment in and the effectiveness of our direct response marketing programs;
•maintaining our profit margins through changing economic cycles and interest rate environments;
•increases in the volumes of structured settlement payments purchased;
•growth in our existing and new business lines;
•increased penetration of our existing markets and penetration of complementary markets; and
•our ability to continue to access our financing platform on favorable terms.

Our failure or inability to execute any element of our business strategy could have a material adverse impact on us.

Annuity providers and other payors could change their payment practices for assignments of structured settlement, annuity and lottery payment streams, which could have a material adverse impact on our business, financial condition, results of operations and cash flows in future periods.

We currently have established relationships and experience with various insurance companies as well as state lottery commissions and other payors. Purchases of structured settlement, annuity and lottery payment streams require that the payors of such payment streams redirect payments from the initial payee and change the payee records within their operational and information technology systems in order to direct the purchased payment streams to us. Often, when we purchase less than all payment streams related to a receivable, the insurance company or other payor directs all of the payments streams to us, and we then take on the administrative responsibility to direct un-purchased payments to the seller or other payees. Moreover, if we complete more than one purchase transaction with a seller, the payor of the payment stream may be required to make further changes in their operational and information technology systems to cover such additional purchase and to allow us to assume additional administrative payment responsibility in order to direct multiple payment streams to different payees. Often, insurance companies or other payors are paid a fee by us in consideration for their costs and expenses in redirecting payments and updating their operational and information technology systems.

If, however, in the future, one or more of such insurance companies, lottery commissions or other payors were to no longer be willing to redirect payments to new payees, or allow us to assume administrative responsibility for directing payment, it could become more expensive or no longer possible to purchase structured settlement payments or other receivables paid by such payors, or we could incur significant legal expenses associated with compelling a payor to redirect payment to us, which could have a material adverse impact on our business, financial condition, results of operations and cash flows in future periods.

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

Our profitability depends, in large part, on our ability to acquire structured settlement, annuity and lottery payment streams and purchase them at attractive discount rates. In acquiring these assets, we compete with other purchasers of those payment streams. In the future, it is possible that some competitors may have a lower cost of funds or access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of asset purchases and establish more relationships with other competitors rather than only us. Furthermore, competition for purchases of structured settlement, annuity and lottery payment streams may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are heavily dependent on direct response marketing and if we are unable to reach prospective customers in a cost-effective manner, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We use direct response marketing to generate the inbound communications from prospective customers that are the basis of our purchasing activities. As a result, we have spent considerable money and resources on advertising to reach holders of structured settlements and similar products and intend to continue to do so. Our marketing efforts may not be successful or cost-effective and if we are unable to reach prospective customers in a cost-effective manner, it would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we are heavily dependent on television and Internet advertising and a change in television viewing habits or Internet usage patterns could adversely impact our business. For example, the use of digital video recorders that allow viewers to skip commercials reduces the efficacy of our television marketing. There has also been a recent proliferation of new marketing platforms, including cellphones and tablets, as well as an increasing use of social media. If we are unable to adapt to these new marketing platforms, this may reduce the success and/or cost-effectiveness of our marketing efforts and have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, an event that reduces or eliminates our ability to reach potential customers or interrupts our telephone system could substantially impair our ability to generate revenue.

We may not successfully enter new lines of business and broaden the scope of our current businesses.

We are growing our existing core business, we are developing strategies to leverage our highly recognizable brands, direct marketing capabilities, operational and underwriting capabilities, and low cost of capital to enter into new lines of business that are logical extensions to our core business, thus allowing us to become a diversified consumer financial services provider. For example, on March 6, 2015, we entered into a stock purchase agreement to acquire WestStar Mortgage, Inc. (“WestStar”), a residential mortgage company specializing in conforming mortgage lending (the “WestStar Acquisition”). While we anticipate that the WestStar Acquisition will close in the third quarter of 2015, the transaction is subject to customary closing conditions and regulatory approvals, and we cannot assure you when, or if, it will be completed. The WestStar Acquisition represents our entry into the mortgage business. We may not achieve our expected growth if we do not successfully enter these new lines of business and broaden the scope of our current businesses. In addition, entering new lines of business and broadening the scope of our current businesses may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering new lines of business and broadening the scope of our current businesses may have material adverse effects on our business, financial condition, results of operations and cash flows.

We may pursue acquisitions or strategic alliances that we may not successfully integrate or that may divert our management’s attention and resources.

On March 6, 2015, we entered into a stock purchase agreement to acquire WestStar. While we anticipate that the WestStar Acquisition will close in the third quarter of 2015, the transaction is subject to customary closing conditions and regulatory approvals, and we cannot assure you when, or if, it will be completed. In addition, we are currently in discussions with parties regarding potential acquisition opportunities and we may pursue other acquisitions, joint ventures or strategic alliances in the future. However, we may not be able to identify and secure suitable opportunities. Our ability to consummate and integrate effectively the WestStar Acquisition or any future acquisitions or enter into strategic alliances on terms that are favorable to us may be limited by a number of factors, such as competition for attractive targets and, to the extent necessary for larger acquisitions, our ability to obtain financing on satisfactory terms, if at all.

In addition, if a potential candidate is identified, we may fail to enter into a definitive agreement for the candidate on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, joint ventures or strategic alliances, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and potential disruption of our existing business. Further, the expected synergies from future acquisitions or strategic alliances may not be realized and we may not achieve the expected results. Any merger, acquisition or strategic partnership we undertake will entail certain risks, which may materially and adversely affect our results of operations. If we experience greater than anticipated costs to integrate acquired businesses into our existing operations or are not able to achieve the anticipated benefits of any merger, acquisition or strategic partnership, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with partners, clients, customers, depositors and employees or to achieve the anticipated benefits of any merger, acquisition or strategic partnership. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us during any transition period.

We may also have to incur significant charges in connection with future acquisitions. Future acquisitions or strategic alliances could also potentially result in the incurrence of additional indebtedness, costs and contingent liabilities. We may also have to obtain approvals and licenses from the relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased costs and delay. Future strategic alliances or acquisitions may also expose us to potential risks, including risks associated with:

•failing to successfully integrate new operations, products and personnel;
•unforeseen or hidden liabilities;
•the diversion of financial or other resources from our existing businesses;
•our inability to generate sufficient revenue to recover costs and expenses of the strategic alliances or acquisitions; and
•potential loss of, or harm to, relationships with employees and customers.

Any of the above risks could significantly impair our ability to manage our business and materially and adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on a small number of individuals, and if we lose these key personnel, our business will be adversely affected.

Many of the key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the skills, experience and effort of our senior management. We may add additional senior personnel in the future. If we lose the services of any of our key employees, it could have an adverse effect on our business. We do not carry “key man” insurance for any of our management executives. Competition to hire personnel possessing the skills and experience we require could contribute to an increase in our employee turnover rate. Our business model depends heavily on staffing our call center with highly trained personnel. High turnover or an inability to attract and retain qualified replacement personnel could have an adverse effect on our business, financial condition, results of operations and cash flows.

We have access to personally identifiable confidential information of current and prospective customers and the improper use of or failure to protect that information could adversely affect our business and reputation. Furthermore, any significant security breach of our software applications or technology that contains personally identifiable confidential information of current customers could adversely affect our business and reputation.

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

In addition, our employees, vendors and business partners may have access to such confidential information. It is not always possible to deter misconduct by our employees, vendors and business partners, and the precautions we take to prevent disclosure of confidential information by our employees, vendors and business partners may not be effective in all cases. If our employees, vendors or business partners improperly use or disclose such confidential information, we could be subject to legal proceedings or regulatory sanctions.

Loss or misappropriation of confidential information of our customers may result in a loss of confidence in our transactions, may greatly harm our reputation, may adversely affect or ability to maintain current or potential customer relationships, and may have a material adverse effect on our business, financial condition and results of operations and cash flows. We maintain insurance coverage for certain losses associated with a cybersecurity breach, but we cannot guarantee that our insurance policies will fully protect us against all such losses and liabilities.

If the identities of structured settlement or annuity holders or of current litigants become readily available, it could have an adverse effect on our structured settlement or annuity payment purchasing or pre-settlement funding business, financial condition, results of operations and cash flows.

We expect to continue to build and enhance our databases of holders of structured settlements and annuities and of current litigants through a combination of commercial and Internet advertising campaigns, social media activities and targeted marketing efforts. If the identities of structured settlement or annuity holders or of current litigants in our databases were to become readily available to our competitors or to the general public, including through the physical or cyber theft of our databases, we could face increased competition and the value of our proprietary databases would be diminished, which would have a negative effect on our structured settlement and annuity payment purchasing and pre-settlement funding businesses, financial condition, results of operations and cash flows.

If we are unable to integrate our operational and financial information systems or expand, train, manage and motivate our workforce, our business may be adversely affected.

The success of our business strategy depends in part on our ability to expand our operations in the future. Our growth has placed, and will continue to place, increased demands on our information systems and other resources and further expansion of our operations will require substantial financial resources. To accommodate our past and anticipated future growth and to compete effectively, we will need to continue to integrate our financial information systems and expand, train, manage and motivate our workforce. Furthermore, focusing our financial resources on the expansion of our operations may negatively impact our financial results. Any failure to integrate our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business.

Problems with the technologies and third-party technology service providers that we rely upon may diminish our ability to manage essential business functions.

The computer networks and third-party technology services upon which our operations are based are complex and may contain undetected errors or suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems and back-up systems, some of which are deployed, operated, monitored and supported by third parties whom we do not control. We also rely on third-party service providers for software development and system support. Any failure of our systems and any loss of data could damage our reputation and increase our costs or reduce our revenue.

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
Use of social media may adversely impact our reputation or subject us to fines or other penalties.
There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or our brands may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action, such as boycotts, can be more easily organized. If such actions were organized against us, we could suffer damage to our reputation, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

We also use social media platforms as marketing tools. For example, our brands maintain Facebook and Twitter accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, results of operations and cash flows or subject us to fines or other penalties.

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

We operate primarily at a facility in a single location, and any disruption at this facility could harm our business.

Our principal executive offices are located in Radnor, Pennsylvania. All of our operations are conducted at this location, including customer and technical support and management and administrative functions. We take precautions to safeguard our facility, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. Notwithstanding these precautions, any disruptions to our operations at this facility, including from power outage, systems failure, vandalism, terrorism or a natural or other disaster, such as severe weather, hurricane, fire or flood, could significantly impair our operations for a substantial period of time, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. Some, but not all, of our employees have the ability to work remotely and our ability to function without access to our facility would be limited. In addition, most of our employees live in the area surrounding our principal executive offices, and any natural or other disaster in that area will likely also affect our employees, causing them to be unable to occupy our facility, work remotely or communicate with or travel to other locations. Such damage to our facility and operations may harm our business, financial condition, results of operations and cash flows.

Risks Related To Our Financial Position

An increase in the cost of our financing sources, especially relative to the discount rate at which we purchase assets, may reduce our profitability.

Our ability to monetize our structured settlement, annuity, and lottery payment stream purchases and pre-settlement funding depends on our ability to obtain temporary and/or permanent financing at attractive rates, especially relative to our purchase discount rate. If the cost of our financing increases relative to the discount rate at which we are able to purchase assets, our profits will decline. A variety of factors can materially and adversely affect the cost of our financing, including, among others, an increase in interest rates or an increase in the credit spread on our financings relative to underlying benchmark rates. Similarly, a variety of factors can materially adversely affect our purchase discount rate including, among others, increased competition, regulatory and legislative changes, including the imposition of additional or lower rate caps to those currently in effect in certain states in which we operate, the views of the courts and other regulatory bodies and the efforts of consumer advocacy groups. For further detail regarding the effect of increases in the cost of our financing sources on our business, please refer to “Part II Item 7A 'Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.'”

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

Our business depends on our ability to aggregate and securitize many of the financial assets that we purchase, including structured settlement, annuity and lottery payment streams, in the form of privately offered asset-backed securities, private placements or other term financings. The availability of financing sources is dependent in part on factors outside of our control. For example, our results in 2008 and 2009 were impacted by the financial crisis, which resulted in a lack of purchasers of our asset-backed securitizations and a resultant lack of capital availability from our warehouse facilities. We were forced to limit transaction volume without access to the securitization market and with limited warehouse capacity. We significantly scaled back new transactions, resulting in insufficient cash flow relative to our leverage.  On March 31, 2009, J.G. Wentworth, LLC failed to make an interest payment on certain debt and on related interest rate swap contracts. On June 4, 2009, J.G. Wentworth, LLC and certain of its affiliates completed a reorganization under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code, and emerged with a restructured balance sheet. In the future, we may not be able to continue to securitize our structured settlement payments at favorable rates or obtain financing through borrowings or other means on acceptable terms or at all, in which case we may be unable to satisfy our cash requirements. Our financings generate cash proceeds that allow us to repay amounts borrowed under our committed warehouse lines, finance the purchase of additional financial assets and pay our operating expenses. Changes in our asset-backed securities program could materially adversely affect our earnings and ability to purchase and securitize structured settlement, annuity, or lottery payment streams on a timely basis. These changes could include:

•a delay in the completion of a planned securitization;
•negative market perception of us;
•a change in rating agency criteria with regards our asset class;
•delays from rating agencies in providing ratings on our securitizations; and
•failure of the financial assets we intend to securitize to conform to rating agency requirements.

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

As of December 31, 2014, we had $450 million total indebtedness (not including indebtedness related to our warehouse facilities and asset-backed securitizations, which is recourse only to the VIE assets on our balance sheet). In addition, on the same basis, we would have had the ability to incur $20 million of additional indebtedness under our revolving credit facility. Our substantial indebtedness could have a number of important consequences. For example, our substantial indebtedness could:

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

Standard & Poor’s, Moody’s and A.M. Best evaluate some, but not all, of the insurance companies that are the payors on the structured settlement, annuity and certain lottery payment streams that we purchase. Similarly, Standard & Poor’s, Moody’s, A.M. Best and DBRS, Inc. evaluate some, but not all, of our securitizations of those assets. We may be negatively impacted if any of these rating agencies stop covering these insurance companies or decide to downgrade their ratings or change their methodology for rating insurance companies or our securitizations. A downgrade in the credit rating of the major insurance companies that write structured settlements could negatively affect our ability to access the capital or securitization markets. In addition, we may be negatively impacted if any of these rating agencies stop rating our securitizations, which would adversely affect our ability to sell our securitizations and the price that we receive for them. These events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in tax or accounting policies applicable to our business could have a material adverse effect on our future profitability or presentation of our results.

Our GAAP income may be significantly higher than our taxable income due to current tax and accounting laws and policies. The tax rules applicable to our business are complex and we continue to evaluate our positions and processes. If these laws and policies were to change, we could owe significantly more in income taxes than the cash generated by our operations. If we were unable for any reason to continue purchasing structured settlement annuity or lottery payment streams or other products, as well as generate current operating and marketing expenses, we could generate significant tax liabilities without a corresponding cash flow to cover those liabilities. In addition, changes in tax or accounting policies applicable to our business could also have a material adverse effect on our future profitability or presentation of our results.

Residuals from prior securitizations represent a significant portion of our assets, but there is no established market for those residuals.

After a securitization is executed, we retain a subordinated interest in the receivables, referred to as the residuals, which we include within our balance sheet within the caption VIE and other finance receivables, at fair market value. We have financed certain of our residuals under a term facility. If under forced circumstances we are required to sell our residuals to pay down debt or to otherwise generate cash for operations, we may not be able to generate proceeds that reflect the value of those residuals on our books or that are sufficient to repay the related indebtedness. In addition, a sale of the residuals under those circumstances would likely generate taxable income without sufficient cash to pay those taxes. Changes in interest rates, credit spreads and the specific credit of the underlying assets may lead to unrealized losses that negatively affect our GAAP income.

Additionally, certain risk retention requirements promulgated under the Dodd-Frank Act and similar national and international laws could limit our ability to sell or finance our residual interests in the future and this could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The senior management team has a great deal of discretion in determining the composition of our securitization program.

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

Furthermore, a general creditor or representative of the creditors, such as a trustee in bankruptcy, of a special purpose vehicle to which an insurance company assigns its obligations to make payments under a structured settlement, annuity or lottery payment stream could make the argument that the payments due from the annuity provider are the property of the estate of such special purpose vehicle (as the named owner thereof). To the extent that a court accepted this argument, the resulting delays or reductions in payments on our receivables could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Also, many of our financing facilities are structured using “bankruptcy remote” special purpose entities to which structured settlement, annuity and lottery payment streams are sold in connection with such financing facilities. Under current case law, courts generally uphold such structures, the separateness of such entities and the sales of such assets if certain factors are met. If, however, a bankruptcy court were to find that such factors did not exist in the financing facilities or current case law was to change, there would be a risk that defaults would occur under the financing facilities. Moreover, certain subsidiaries may be consolidated upon a bankruptcy of one of our subsidiaries or the sales may not be upheld as true sales by a reviewing court. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The use of structured settlements is largely the result of their favorable federal income tax treatment. In 1979, the IRS issued revenue rulings that the income tax exclusion of personal injury settlements applied to related periodic payments. Thus, claimants receiving installment payments as compensation for a personal injury were exempt from all federal income taxation, provided certain conditions were met. This ruling, and its subsequent codification into federal tax law in 1982 with the passing of the Settlement Act, resulted in the proliferation of structured settlements as a means of settling personal injury lawsuits. Changes to tax policies that eliminate this exemption of structured settlements from federal taxation could have a material adverse effect on our future profitability. Congress has previously considered and may revisit legislation that could make our transactions less attractive to prospective customers, including legislation that would reduce or eliminate the benefits derived from the tax deferred nature of structured settlements and annuity products. If the tax treatment for structured settlements was changed adversely by a statutory change or a change in interpretation, the dollar volume of structured settlements issued could be reduced significantly, which would, in turn, reduce the addressable market of our structured settlements payment purchasing business. In addition, if there were a change in the Code or a change in interpretation that would result in adverse tax consequences for the assignment or transfer of structured settlement payments, such change could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be assessed excise taxes that result from IRS audits of our subsidiaries’ compliance with Section 5891 of the Code which could have a material adverse impact on our business, financial condition and results of operations in future periods.

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

The structured settlement and lottery payments secondary markets are highly regulated and require court approval for each sale under applicable transfer statutes. These transfer statutes, as well as states’ uniform commercial codes, insurance laws and rules of civil procedure, help ensure the validity, enforceability and tax characteristics of the structured settlement payments and lottery receivables purchasing transactions in which we engage. States may amend their transfer statutes, uniform commercial codes and rules of civil procedure in a manner that inhibits our ability to conduct business, including by means of retroactive laws, which would adversely impact our business. In addition, courts may interpret transfer statutes in a manner that inhibits our ability to conduct business. Failing to comply with the terms of a transfer statute when purchasing payments could potentially result in forfeiture of both the right to receive the payments and any unrecovered portion of the purchase price we paid for the payments, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Changes to statutory, licensing and regulatory regimes could result in the enforcement of stricter compliance measures or adoption of additional measures on us or on the insurance companies and other payors that stand behind the structured settlement payments and other assets that we purchase, either of which could have a material adverse impact on our business, financial condition, results of operations and cash flows. Any change to the regulatory regime covering the resale of any of such asset classes, including any change specifically applicable to our activities or to investor eligibility, could restrict our ability to finance, acquire or securitize such assets or could lead to significantly increased compliance costs.

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

Adverse judicial developments could have an adverse effect on our business, financial condition, results of operations and cash flows.

Adverse judicial developments have occasionally occurred and could occur in the future in the industries in which we do business. In the structured settlement payment purchasing industry, adverse judicial developments have occurred with regard to anti-assignment concerns and issues associated with non-disclosure of material facts and associated misconduct. Most of the settlement agreements that give rise to the structured settlement receivables that we purchase contain anti-assignment provisions that purport to prohibit assignments or encumbrances of structured settlement payments due under the agreement. If anti-assignment provisions are included in an agreement, a claimant or a payor could attempt to invoke the anti-assignment provision to invalidate a claimant’s transfer of structured settlement payments to the purchaser, or to force the purchaser to pay damages. In addition, under certain circumstances, interested parties other than the related claimant or payor could challenge, and potentially invalidate, an assignment of structured settlement payments made in violation of an anti-assignment provision. Whether the presence of an anti-assignment provision in a settlement agreement can be used to invalidate a prior transfer depends on various aspects of state and federal law, including case law and the form of Article 9 of the Uniform Commercial Code adopted in the applicable state. Any adverse judicial developments calling into doubt laws and regulations related to structured settlements, annuities, lotteries and pre-settlements could materially and adversely affect our investments in such assets and our financing.

Potential litigation, regulatory proceedings or adverse federal or state tax rulings could have a material adverse impact on our business, financial condition, results of operations and cash flows in future periods.

We are currently subject to lawsuits that could cause us to incur substantial expenditures and generate adverse publicity. Please refer to "Part I Item 3 'Legal Proceedings'" in this Annual Report. We may also be subject to further litigation in the future, including potential class actions and/or trade practices litigation. We may also become subject to attempted class action or similar types of mass transaction review due to negative court rulings, such as those described in the preceding risk factor. In addition, we may be subject to litigation arising from our 2011 merger with Orchard Acquisition Company, LLC, or OAC Merger, or other transactions we have undertaken, as well as possibly those engaged in by certain of our affiliates of former affiliates.

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

We are also subject to regulatory proceedings and other governmental investigations, and we could suffer monetary losses or restrictions on our operations from interpretations of state laws in those regulatory proceedings, even if we are not a party to those proceedings. In addition, any adverse federal or state tax rulings or proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In these proceedings, the CFPB can obtain cease and desist orders and civil monetary penalties. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In March 2014, the Company and certain of its affiliates were served with Civil Investigative Demands, or CIDs, from the CFPB. The CIDs request various information and documents for the purpose of determining the Company’s compliance with Sections 1031 and 1036 of the Consumer Financial Protection Act of 2010, 12 U.S.C. §§ 5531, 5536; the Truth in Lending Act, 15 U.S.C. §§ 1601 et seq., or its implementing regulations, and other Federal-consumer financial laws.  The CIDs appear to be designed to broadly solicit general information about the Company and its business. We believe that the Company’s practices are fully compliant with applicable law, and we have cooperated with the CFPB.

Increased regulation of asset-backed securities offerings under the Dodd-Frank Act and other laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On March 29, 2011, the Office of the Comptroller of the Currency, the Treasury, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, the Federal Housing Finance Agency and Department of Housing and Urban Development issued a joint notice of proposed rulemaking proposing rules to implement the credit risk retention requirements of section 15G of the Securities Exchange Act of 1934, or Exchange Act, as amended by Section 941 of the Dodd-Frank Act. The Dodd-Frank Act provides that the sponsor or an affiliate of the sponsor must retain at least 5% of the credit risk of any asset pool that is securitized. These federal regulators jointly re-proposed this rule on August 28, 2013. It remains unclear what requirements will be included in the final rule and what the ultimate impact of the final rule will be on the marketability of our asset-backed securities or our ability to structure and complete future asset-backed securitizations and other financings. Moreover, we cannot predict whether other similar rules and restrictions will be promulgated in the future, including, without limitation, revisions by the Securities and Exchange Commission to Regulation AB. Such regulations, rules and laws could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related To Our Organizational Structure

As a holding company, we have no operations and our only material asset is our economic interest in JGW LLC, and we are accordingly dependent upon distributions from JGW LLC to pay our expenses, taxes and dividends (if and when declared by our board of directors).

We are a holding company and have no material direct operations or assets other than our ownership of Common Interests in JGW LLC. We have no independent means of generating revenue and as a result are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our Class A common stock. We intend to cause JGW LLC to make distributions to us, as its managing member, in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. However, our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. To the extent that we need funds and JGW LLC is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and cash flows.

We are required to pay certain holders of Common Interests in JGW LLC for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of any tax basis step-up we receive in connection with any future exchanges of such Common Interests and related transactions with JGW LLC.

Holders of Common Interests in JGW LLC other than us, or the Common Interestholders may in the future exchange Common Interests in JGW LLC for Class A common stock or, in the case of PGHI Corp., shares of our Class C common stock, par value $0.00001 per share, (the "Class C common stock”), on a one-for-one basis (or, at JGW LLC’s option, cash). JGW LLC is expected to have in effect an election under Section 754 of the Code, which may result in an adjustment to our share of the tax basis of the assets owned by JGW LLC at the time of such initial sale of and subsequent exchanges of Common Interests in JGW LLC. The sale and exchanges may result in increases in our share of the tax basis of the tangible and intangible assets of JGW LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that we would otherwise be required to pay in the future.

In connection with our IPO, we entered into a tax receivable agreement with all Common Interestholders who hold in excess of approximately 1% of the Common Interests in JGW LLC outstanding immediately prior to our IPO requiring us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize in any tax year from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests in JGW LLC for shares of Class A common stock or shares of Class C common stock (or cash). We expect to benefit from the remaining 15% of cash savings, if any, in income tax that we actually realize during a covered tax year. The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to us for our operations and to make future distributions to holders of shares of Class A common stock.

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

JLL Partners and its affiliates, collectively “JLL”, owns a portion of its investment through an existing corporation. On October 7, 2014, we executed a merger, the "Blocker Merger" where JLL received shares of newly issued Class A common stock, we acquired the entity, and we therefore, succeeded to certain tax attributes, if any, of said corporation. Please refer to Note 2 in "Part II Item 8 'Notes to Consolidated Financial Statements.'" The tax receivable agreement requires us to pay the shareholders of such corporation for the use of any such attributes in the same manner as payments made for cash savings from increases in tax basis as described above.

The owners of PGHI Corp., including DLJ Merchant Banking Partners IV, L.P. and affiliates of Credit Suisse Group AG, own their investment through PGHI Corp. In the event we engage in a merger with such corporation in which the shareholders of that corporation receive the shares of Class C common stock directly, we will succeed to certain tax attributes, if any, of such corporation. The tax receivable agreement requires us to pay the shareholders of such corporation for the use of any such attributes above a specific amount in the same manner as payments made for cash savings from increases in tax basis as described above.

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

Control by JLL of 76.3% of the combined voting power of our common stock and the fact that it is holding its economic interest through JGW LLC may give rise to conflicts of interest.

As of December 31, 2014, JLL controlled 76.3% of the combined voting power of our common stock. As a result, JLL is able to significantly influence the outcome of all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders or deprive holders of Class A common stock of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our business.

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

In addition, because much of JLL’s economic interests is held in JGW LLC directly, rather than through us, JLL may have conflicting interests with holders of shares of Class A common stock. For example, JLL will have different tax positions from the holders of shares of Class A common stock which could influence its decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration JLL’s tax considerations even where no similar benefit would accrue to us. Also, JGW LLC may sell additional Common Interests in JGW LLC to its current equity holders or to third parties, which could dilute the indirect aggregate economic interest of the holders of the Class A common stock in JGW LLC. Any such issuance would be subject to our approval as the managing member of JGW LLC.

The influence of JLL over our policies is further enhanced by the terms of the Director Designation Agreement that we entered into with JLL and PGHI Corp. in connection with the IPO, the Voting Agreement that JLL, PGHI Corp., and certain other Common Interestholders entered into in connection with the IPO and by the provisions of our certificate of incorporation. Under the terms of the Director Designation Agreement, JLL has the right to designate four director designees to our board of directors so long as JLL owns at least 934,488 Common Interests in JGW LLC and at least 20% of the aggregate number of Common Interests in JGW LLC held on such date by members of JGW LLC who were members of JGW LLC (or its predecessor of the same name) on July 12, 2011, and PGHI Corp. have the right to designate one director so long as PGHI Corp. (together with its then-current stockholders) or its assignee holds in the aggregate at least 436,104 Common Interests in JGW LLC. The parties to the Voting Agreement agree to vote all of their shares of Class A common stock (if any) and their shares of our Class B common stock, par value $0.0001 per share, (if any) in favor of the election to our board of directors of our Chief Executive Officer, four designees of JLL and one designee of PGHI Corp. Pursuant to our certificate of incorporation, the four directors designated by JLL are each entitled to cast two votes on each matter presented to our board of directors until the earlier to occur of such time as we cease to be a “controlled company” within the meaning of the New York Stock Exchange or NYSE corporate governance standards or such time as JLL ceases to hold, in the aggregate, at least 934,488 Common Interests in JGW LLC and at least 20% of the aggregate number of Common Interests in JGW LLC held on such date by members of JGW LLC who were members of JGW LLC (or its predecessor of the same name) on July 12, 2011. Because our board consists of fewer than twelve directors, the four directors designated by JLL are, for so long as such directors have the right to cast two votes, able to determine the outcome of all matters presented to the board for approval.

Our directors who are affiliated with JLL, DLJ Merchant Banking Partners IV, L.P., PGHI Corp. and their respective investment funds do not have any obligation to report corporate opportunities to us.

Alexander R. Castaldi, Kevin Hammond, Paul S. Levy, Robert N. Pomroy, and Francisco J. Rodriguez serve as our directors and also serve as partners, principals, directors, officers, members, managers, affiliates, service providers and/or employees of one or more of JLL, DLJ Merchant Banking Partners IV, L.P., PGHI Corp., and their respective affiliates and investment funds, which we refer to as the Corporate Opportunity Entities. Because the Corporate Opportunity Entities may engage in similar lines of business to those in which we engage, our certificate of incorporation allocates corporate opportunities between us and these entities. Specifically, none of the Corporate Opportunity Entities has any duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as do we. In addition, if any of them acquires knowledge of a potential transaction that may be a corporate opportunity for us and for the Corporate Opportunity Entities, subject to certain exceptions, we will not have any expectancy in such corporate opportunity, and they will not have any obligation to communicate such opportunity to us. Our stockholders are deemed to have notice of and to have consented to these provisions of our certificate of incorporation.

The above provision shall automatically, without any need for any action by us, be terminated and void at such time as the Corporate Opportunity Entities beneficially own less than 15% of our shares of common stock.

Risks Related To Ownership Of Our Class A Common Stock

As a controlled company, we are not subject to all of the corporate governance rules of the NYSE.

We are considered a “controlled company” under the rules of the NYSE. Controlled companies are exempt from the NYSE’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of the NYSE, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the NYSE’s requirements, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of the NYSE. As a result of relying on certain on these exemptions, we do not have a majority of independent directors, our nomination and corporate governance committee and compensation committee does not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

As a result of our IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will continue to incur significant legal, accounting and other expenses that we did not previously incur.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, results of operations and cash flows. We have made, and will continue to make, changes to our internal controls, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, results of operations and cash flows. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will continue to materially increase our general and administrative expenses.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. We have opted to take advantage of some of these exemptions. As a result, we do not know if some investors will find our Class A common stock less attractive. The result may be a less active trading market for our Class A common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may opt to take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. We could remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

The market price and trading volume of our Class A common stock may continue to be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our Class A common stock is volatile and may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our Class A common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	litigation and governmental investigations;

•	legislative or regulatory changes;

•	changes in government programs and policies;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	increases in market interest rates that may lead purchasers of our common stock to demand a higher yield;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which we conduct our operations; and

•	a breach of security or a cybersecurity attack.

These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional Class A common stock or offering debt or other equity securities. In particular, future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-based acquisition financing and/or cash from operations. For example, up to 25% of the purchase price for the WestStar Acquisition may be financed by issuing shares of our Class A common stock.

Issuing additional Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our Class A Shares bear the risk that our future offerings may reduce the market price of our Class A Shares and dilute their stockholdings in us.

The market price of our Class A common stock could be negatively affected by sales of substantial amounts of our Class A common stock in the public markets.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility of these sales, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with our IPO, we registered the exchange of 18,366,135 Common Interests in JGW LLC. The Class A common stock received upon exchange of Common Interests in JGW LLC may be freely resold into the public market unless held by a Common Interestholder which is an affiliate of us. Certain of these holders (as well as other Common Interestholders) have the right to demand that we register the resale of their Class A common stock received upon exchange and certain “piggyback” registration rights.

The market price of our Class A common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of Class A common stock or other equity securities.

The future issuance of additional Class A common stock in connection with our incentive plans, acquisitions, warrants or otherwise will dilute all other stockholdings.

As of December 31, 2014, we have an aggregate of 484,978,853 Class A common stock authorized but unissued. We may issue all of these Class A common stock without any action or approval by our stockholders, subject to certain exceptions. Any Class A common stock issued in connection with our incentive plans or acquisitions, the exercise of outstanding stock options or warrants or otherwise would dilute the percentage ownership held by current holders of our Class A common stock. For example, up to 25% of the purchase price for the WestStar Acquisition may be financed by issuing shares of our Class A common stock, which issuance will dilute the percentage ownership held by current holders of our Class A common stock.

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

•
entitle the four directors designated by JLL pursuant to the Director Designation Agreement to cast two votes on each matter presented to the board of directors until the earlier to occur of such time as we cease to be a “controlled company” within the meaning of the NYSE corporate governance standards or such time as JLL ceases to hold, in the aggregate, at least 934,488 Common Interests in JGW LLC and at least 20% of the aggregate number of Common Interests in JGW LLC held on such date by members of JGW LLC who were members of JGW LLC (or its predecessor of the same name) on July 12, 2011;

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

If securities analysts do not publish research or reports about our business or if they downgrade our company or our sector, the price of our Class A common stock could decline.

The trading market for our Class A common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, nor can we assure that any analysts will continue to follow us and issue research reports. Furthermore, if one or more of the analysts who do cover us downgrades our company or our industry, or the stock of any of our competitors, the price of our Class A common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our Class A common stock to decline.

 Item 1B. Unresolved Staff Comments

None.

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

Other than as disclosed in this Annual Report below, we are not involved in any legal proceedings that are expected to have a material adverse effect on our business, financial condition, results of operations and cash flows. To the knowledge of management, other than as disclosed in this Annual Report, no legal proceedings of a material nature involving us are pending or contemplated by any individuals, entities or governmental authorities.

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

Illinois Proceedings

As noted in our Annual Report on Form 10-K for the year ending December 31, 2013 and noted throughout the year in our quarterly reports on Form 10-Q, the parties to the Illinois proceeding, filed March 12, 2011 against Settlement Funding LLC d/b/a Peachtree Settlement Funding, in Circuit Court of Cook County, had filed a complaint against the annuity providers seeking a declaration that the anti-assignment provisions in the documents provided a claim against the annuity providers and sought payment accordingly. The court set a final briefing schedule for the pending motion to dismiss filed by the annuity providers and other remaining parties with a hearing date of February 11, 2015. After oral argument on the motions to dismiss, the court dismissed all claims against the annuity providers and most of the claims against the other remaining parties. Peachtree Settlement Funding was never a named party in those actions, and its lawyers have been working informally with counsel for the annuity providers to support their defense.

In February 2014, a purported class action filing was made against the Company and various subsidiaries. The original class action complaint in this matter contained a single count alleging that the defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act by, among other things, marketing, soliciting, and engaging in transfers of structured settlement payment rights despite knowledge of anti-assignment clauses in the underlying structured settlement agreements. The plaintiff then filed an amended complaint reciting the same facts and the same claim under the Illinois Consumer Fraud and Deceptive Business Practices Act, but adding causes of action for common law fraud, breach of the implied duty of good faith and fair dealing, and two counts for violations of the federal Racketeer Influenced and Corrupt Organizations Act. The first such claim alleges defendants violated law that proscribes conduct amounting to a pattern of racketeering activity conducted through an enterprise. The plaintiff alleged that the defendants’ use of mail in connection with the transfers constituted mail fraud. The second such claim alleged that the defendants conspired to commit other related violations. The defendants removed the case to the United States District Court for the Southern District of Illinois. One defendant, Settlement Funding, LLC, filed a motion to defer responding to the plaintiff’s complaint pending a ruling on the other defendants’ motion to dismiss, and also filed a motion to compel arbitration and to stay or dismiss the claims against it in federal court. The plaintiff filed a motion for extension of time to respond to the motions to dismiss and motion to compel arbitration based on intent to file a second amended complaint. The plaintiff did file a second amended complaint asserting substantially similar allegations to those set forth in the initial amended complaint, and added four new named plaintiffs. Settlement Funding, LLC filed a petition to compel individual arbitrations in the Northern District of Illinois against those four new named plaintiffs in the second amended complaint who had previously entered into arbitration agreements with Settlement Funding, LLC. Defendants filed various motions challenging the second amended complaint in the Southern District of Illinois, seeking dismissal and/or transfer to the Northern District of Illinois. The Southern District of Illinois court granted transfer of the whole case to the Northern District of Illinois and deferred ruling on defendants’ arguments for dismissal to the Northern District court. On March 5, 2015, the Northern District court entered an order finding it lacked subject matter jurisdiction over the case and remanded it to St. Clair County. Defendants believe this ruling on jurisdiction is incorrect and intend to appeal. Defendants also believe that the plaintiffs’ claims in the second amended complaint are time-barred and/or without merit and defendants intend to vigorously defend these claims on a number of factual and legal grounds in arbitration and/or litigation.

Other Illinois Matters

On October 21, 2014, a former defendant in an underlying proceeding filed a petition to vacate an order approving the transfer to J.G. Wentworth Originations, LLC ("J.G. Wentworth") of the rights to certain future payments that the former defendant had agreed to pay to an individual under a structured settlement agreement resolving claims that the individual had against that former defendant, among others, in the Circuit Court of Cooke County, IL - County Department, Probate. On November 10, 2014, that same former defendant filed a petition to vacate an unrelated order approving the transfer to J.G. Wentworth of the rights to certain future payments that the former defendant had agreed to pay to a different individual under a structured settlement agreement resolving claims that the other individual had against that former defendant, among others. Prior to the transfers to J.G. Wentworth, that former defendant made a qualified assignment of its obligation to make all of the future payments to the individuals under the structured settlement agreements; nonetheless, that former defendant asserts in the petitions to vacate that it should have been notified of the proposed transfers. J.G. Wentworth filed motions to dismiss the petitions to vacate, asserting that the former defendant lacks standing and the petitions lack merit for numerous other reasons. The motions to dismiss are currently being briefed, and an oral argument date on the first petition has been set for April 9, 2015. J.G. Wentworth believes the former defendant lacks standing and the petitions to vacate lack merit for numerous reasons and intends to vigorously defend against the petitions to vacate on a number of factual and legal grounds. No assurance can be given that the former defendant or other former defendants will not file similar petitions in the future.

Other Litigation

On February 10, 2015, a competitor filed, in the United States District Court, Central District of California, Western Division, a complaint alleging that the Company and certain of its affiliates have violated antitrust laws as a result of the OAC Merger and their post-merger activities, and has requested that the court find that there has been a Section 7 violation of the Clayton Act, that assets are to be divested, that an injunction should be issued and monetary damages should be awarded. The Company believes that the allegations made in these claims are without merit and intend to vigorously defend these allegations.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock currently trades on the New York Stock Exchange under the symbol “JGW.” The following table sets forth, for the period indicated, the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange from November 8, 2013, the first day of trading following our initial public offering, through our fiscal year end on December 31, 2014. The initial public offering price was $14.00 per share of Class A common stock.

Fiscal 2014	Low	High

First Quarter	$15.23	$19.88
Second Quarter	$9.43	$17.85
Third Quarter	$10.80	$13.93
Fourth Quarter	$8.65	$12.86

Fiscal 2013	Low	High

Fourth Quarter	$12.50	$17.70

Holders of Records

As of March 12, 2015, there were approximately 17 holders of record of our Class A common stock and 81 holders of record of our Class B common stock.

Dividends

We have not declared any dividends on any class of common stock since our IPO. We currently do not intend to pay cash dividends on our Class A common stock. The declaration and payment of dividends to holders of shares of Class A common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. Except in respect of any tax distributions we receive from JGW LLC, if JGW LLC makes a distribution to its members, including us, we will be required to make a corresponding distribution to each of our holders of Class A common stock and Class C common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our share repurchase program by the Company for the year ended December 31, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May yet Be Purchased Under the Plans or Programs
May 2014	53,820	10.39	53,820	14,440,980
June 2014	34,200	10.48	34,200	14,082,596
July 2014	—	—	—	14,082,596
August 2014	—	—	—	14,082,596
September 2014	—	—	—	14,082,596
October 2014	—	—	—	14,082,596
November 2014	141,865	9.67	141,865	12,710,472
December 2014	228,820	9.51	228,820	10,533,269
Total	458,705		458,705

In May of 2014, our Board of Director's approved a share repurchase program, authorizing us to use up to an aggregate of $15 million to repurchase shares of our issued and outstanding Class A common stock, par value $0.00001 per share. We may make purchases under this share repurchase program from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws. This share repurchase program does not obligate us to acquire any particular amount of Class A commons stock, may be suspended, modified, or discontinued at any time, and has no set expiration date.

Item 6.         Selected Financial Data.

	As of and For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except for per share data)
Total assets	$5,182,709	$4,472,097	$4,298,597
Total long-term obligations (1)	4,726,311	4,086,565	3,656,329
Total revenue	494,376	459,563	467,397
Net income	96,613	61,818	119,472
Net income attributable to non-controlling interests	65,402	67,395	2,731
Net income (loss) attributable to The J.G. Wentworth Company	31,211	(5,577)	116,741

Net income (loss) per Class A common stock of The J.G. Wentworth Company
Basic	$2.40	$(0.54)	N/A
Diluted	$2.40	$(0.54)	N/A

(1) The Company includes variable interest entity ("VIE") derivative liabilities, at fair market value, VIE long-term debt, VIE long-term debt issued by securitization and permanent financing trusts, at fair market value, and the term loan payable from its consolidated balance sheet as its long-term obligations.

The selected financial data set forth under "Part II Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations'" of this Annual Report on Form 10-K is incorporated herein by reference.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K  for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We operate two market leading and highly recognizable brands, J.G. Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or potential pre-settlement customers. Since 1995 through 2014, we have invested approximately $689.5 million in marketing to establish our brand names and increase customer awareness through multiple media outlets. According to Kantar Media, since 2008, each of our brands has spent approximately five-times the amounts spent by the nearest industry competitor on television advertising and together have spent approximately 80% of the total amount spent by all major participants in the industry. As a result of our substantial marketing investment, we believe our two core brands are the #1 and #2 most recognized brands in their product categories. Since 1995, we have been building proprietary databases of current and prospective customers, which we continue to grow through our marketing efforts and which we consider a key differentiator from our competitors.

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $10.6 billion of undiscounted structured settlement payment streams and have completed 40 asset-backed securitizations totaling over $5.4 billion in aggregate note issuance volume. The Company refers to undiscounted total receivable balances as “TRB.” TRB purchases for the years ended December 31, 2014 and 2013 were $1,077.8 million and $1,125.0 million, respectively.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We initially fund our purchase of structured settlement payments and annuities with available cash and cash equivalents or through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750.0 million as of December 31, 2014 and 2013, respectively. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment steams using a combination of other committed financing sources and our operating cash flows.

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

In addition to growing our existing core business, we are developing strategies to leverage our highly recognizable brands, direct marketing capabilities, operational and underwriting capabilities, and low cost of capital to enter into new lines of business that are logical extensions to our core business, thus allowing us to become a diversified consumer financial services provider. We intend to continue to focus on building our information, data and analytics capabilities, which we believe will strengthen our core business and provide a foundation for expanding into additional products and services. We will pursue this expansion through internal growth, strategic partnerships and acquisitions. As part of this strategy, on March 6, 2015, we entered into a stock purchase agreement to acquire WestStar, a residential mortgage company specializing in conforming mortgage lending.While we anticipate that the WestStar Acquisition will close in the third quarter of 2015, the transaction is subject to customary closing conditions and regulatory approvals, and we cannot assure you when, or if, it will be completed. The WestStar Acquisition represents our entry into the mortgage business.

We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business as set forth more fully under “Part 1, Item 1. Business” in this Annual Report on Form 10-K.

Results of Operations

Comparison of Consolidated Results for the Years Ended December 31, 2014 and December 31, 2013

	Years Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$186,958	$172,423	$14,535	8.4%
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	300,702	252,801	47,901	18.9
Gain (loss) on swap terminations, net	(628)	200	(828)	(414.0)
Servicing, broker, and other fees	4,149	5,276	(1,127)	(21.4)
Realized and unrealized gains on marketable securities	888	15,299	(14,411)	(94.2)
Realized gain (loss) on notes receivable, at fair value	2,098	(1,862)	3,960	(212.7)
Gain on extinguishment of debt, net	270	14,217	(13,947)	(98.1)
Other	(61)	1,209	(1,270)	(105.0)
Total Revenue	$494,376	$459,563	$34,813	7.6%

EXPENSES
Advertising	$68,489	$70,304	$(1,815)	(2.6)%
Interest expense	200,798	193,035	7,763	4.0
Compensation and benefits	41,108	42,595	(1,487)	(3.5)
General and administrative	18,567	20,179	(1,612)	(8.0)
Professional and consulting	18,452	18,820	(368)	(2.0)
Debt issuance	8,683	8,930	(247)	(2.8)
Securitization debt maintenance	6,161	6,091	70	1.1
Provision for losses on finance receivables	4,806	5,695	(889)	(15.6)
Depreciation and amortization	4,168	5,703	(1,535)	(26.9)
Installment obligations expense, net	5,322	19,647	(14,325)	(72.9)
Loss on disposal/impairment of fixed assets	69	4,200	(4,131)	(98.4)
Total Expenses	$376,623	$395,199	$(18,576)	(4.7)%
Income before income taxes	117,753	64,364	53,389	82.9
Provision for income taxes	21,140	2,546	18,594	730.3
Net income	$96,613	$61,818	$34,795	56.3%
Less net income attributable to non-controlling interests	65,402	67,395	(1,993)	(3.0)
Net income (loss) attributable to The J.G. Wentworth Company	$31,211	$(5,577)	$36,788	(659.6)%

TRB purchases	$1,077,796	$1,125,031	$(47,235)	(4.2)%

Revenues

Revenues for the year ended December 31, 2014 were $494.4 million, an increase of $34.8 million, or 7.6%, from revenues of $459.6 million for the year ended December 31, 2013. The increase was primarily attributable to a $47.9 million increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives and a $14.5 million increase in interest income. This was partially offset by a $14.4 million decrease in realized and unrealized gains on marketable securities, net, and a $13.9 million decrease in gain on extinguishment of debt, net.

Interest income for the year ended December 31, 2014 was $187.0 million, an increase of $14.5 million, or 8.4%, from $172.4 million for the year ended December 31, 2013, primarily due to an increase in our finance receivables balance.

Unrealized gains on VIE and other finance receivables, long-term debt, and derivatives was $300.7 million for the year ended December 31, 2014, an increase of $47.9 million, or 18.9%, from $252.8 million for the year ended December 31, 2013. The increase was primarily driven by a $42.6 million increase in unrealized gains on securitized finance receivables, debt and related derivatives, including our residual interest in securitized finance receivables, which resulted from a more favorable movement in the fair value interest rate used to value our residual interest cash flows during the respective periods.

Realized and unrealized gains on marketable securities, net, was $0.9 million for the year ended December 31, 2014, a decrease from a $15.3 million gain for the year ended December 31, 2013, due to lower investment returns on marketable securities. The decrease was primarily offset by a corresponding decrease in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our consolidated balance sheets. The marketable securities are owned by us but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income.

Gain on extinguishment of debt, net, was $0.3 million and $14.2 million for the years ended December 31, 2014 and 2013, respectively. In 2014, the Company repaid approximately $6.1 million of long-term debt issued by the 2002-A securitization and recorded a gain on debt extinguishment of $0.3 million. During 2013 and in connection with our 2013-3 securitization, we repaid approximately $64.0 million of long term debt issued by a permanent financing VIE and recorded a one-time gain on debt extinguishment of $22.1 million that was reduced by a debt prepayment penalty and hedge breakage costs totaling $7.9 million in aggregate.

Operating Expenses

Total expenses for the year ended December 31, 2014 were $376.6 million, a decrease of $18.6 million, or 4.7%, from expenses of $395.2 million for the year ended December 31, 2013.

Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $68.5 million for the year ended December 31, 2014 from $70.3 million for the year ended December 31, 2013, primarily due to the timing of our new internet and television advertising initiatives.

Interest expense, which includes interest on our securitization debt, warehouse facilities and the term loan, increased by 4.0% to $200.8 million for the year ended December 31, 2014 from $193.0 million for the year ended December 31, 2013. This $7.8 million increase was primarily driven by a $16.3 million increase in interest expense associated with our securitization debt that resulted from an increase in the average debt balances outstanding, partially offset by a $7.8 million decrease in the interest expense associated with our term loan resulting from a partial repayment in December 2013 and the associated amendment that reduced the term loan's coupon interest rate.

Compensation and benefits expense decreased to $41.1 million for the year ended December 31, 2014 from $42.6 million for the year ended December 31, 2013, primarily as a result of cost savings associated with the downsizing of our Boynton Beach office.

General and administrative costs decreased to $18.6 million for the year ended December 31, 2014 from $20.2 million for the year ended December 31, 2013, primarily due to decreases of $1.5 million in rent and utilities and $0.5 million in information technology expense that resulted from the closing of our Boynton Beach office. These decreases were partially offset by an increase of $1.0 million in insurance expense that was the result of additional insurance requirements associated with becoming a publicly-traded company.

Professional and consulting costs remained fairly consistent at $18.5 million and $18.8 million for the years ended December 31, 2014 and 2013, respectively.

Provision for losses on finance receivables for the year ended December 31, 2014 decreased to $4.8 million from $5.7 million for the year ended December 31, 2013, primarily due to a reduction in the provision for losses associated with pre-settlement funding transactions.

Depreciation and amortization for the year ended December 31, 2014 of $4.2 million decreased from $5.7 million for the year ended December 31, 2013, primarily due to certain intangible assets that arose in connection with the our merger with

Orchard Acquisition Company, LLC and its subsidiaries (the "OAC Merger") in 2011 becoming fully amortized by the end of fiscal year 2013 and a decrease in the depreciation on fixed assets resulting from the downsizing of our Boynton Beach office.

Loss on disposal/impairment of fixed assets for the year ended December 31, 2013 was $4.2 million primarily due to the$4.0 million write-down of costs capitalized in conjunction with a software development project that we decided to discontinue in the fourth quarter of 2013.

Restructuring Expense

In April 2013, we announced our intention to restructure our Boynton Beach office. In connection with this announcement, we recorded a restructuring charge of $3.6 million which was recorded in the following statement of operations line items: $2.9 million in compensation and benefits and $0.7 million in general and administrative. The associated workforce reductions were substantially completed as of December 31, 2013.

Income Before Taxes

For the year ended December 31, 2014, we earned income before taxes of $117.8 million, an increase of $53.4 million, or 82.9%, from $64.4 million for the year ended December 31, 2013. This was primarily due to (i) a $47.9 million increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives that was the result of a more favorable movement in the fair value interest rate used to value our residual interest cash flows and (ii) a $14.5 million increase in interest income that resulted from an increase in our finance receivable balances. These increases were partially offset by a $7.8 million increase in interest expense that resulted from an increase in the average securitized debt balances outstanding, partially offset by a decrease in interest expense associated with our term loan.

Income Taxes

Until the time of our IPO in November 2013, we and the majority of our subsidiaries operated in the U.S. as non-income tax paying entities, and were treated as pass-through entities for U.S. federal and state income tax purposes. In addition, certain of our wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state income tax. As non-income tax paying entities, a portion of our net income or loss is attributable to the holders of Common Interests in JGW LLC. In connection with our IPO, The J.G. Wentworth Company was created to act as a holding company, holding an ownership interest in JGW LLC. Following this structural change, we record an income tax provision/benefit relating to our share of JGW LLC, and therefore the share of its earnings held by the public.

Our provision for income taxes for the year ended December 31, 2014 was $21.1 million, compared to $2.5 million for the year ended December 31, 2013. The increase in our tax provision was primarily due to us owning an economic interest in JGW LLC for the entire 2014 fiscal year compared to the approximately 1.5 month period following our IPO during the year ended December 31, 2013.

Net Income

Net income for the year ended December 31, 2014 was $96.6 million, an increase of $34.8 million, or 56.3%, from $61.8 million for the year ended December 31, 2013, primarily due to (i) an increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives that resulted from a more favorable movement in the fair value interest rate used to value our residual interest cash flows and (ii) an increase in interest income that resulted from an increase in our finance receivable balances. These increases were partially offset by an increase in interest expense primarily due to an increase in the average securitized debt balances outstanding, partially offset by a decrease in interest expense associated with our term loan, and an increase in our provision for income taxes..

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests represents the portion of earnings or loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $65.4 million in net income attributable to non-controlling interests for the year ended December 31, 2014 represents the non-controlling interests' 55.7% weighted average economic interest in JGW LLC's net income for the year ended December 31, 2014. The $67.4 million income attributable to non-controlling interests for the year ended December 31, 2013 represents the sum of: (i) 100% of the JGW LLC's net income for the period January 1, 2013 through November 13, 2013 (the date of our IPO) and (ii) the non-controlling interests' 62.1% weighted average economic interest in JGW LLC's net loss for the period November 13, 2013 through December 31, 2013.

Net Income (Loss) Attributable to The J.G. Wentworth Company

Net income (loss) attributable to The J.G. Wentworth Company represents the sum of (i) the portion of earnings (loss) attributable to the economic interests in JGW LLC held by the The J.G. Wentworth Company and (ii) the tax provision (benefit) based on the JGW LLC's income (loss) attributable to The J.G. Wentworth Company. Net income (loss) attributable to The J.G. Wentworth Company for the year ended December 31, 2014 increased $36.8 million over the prior year primarily due to The J.G. Wentworth Company owning a 44.3% weighted average economic interest in JGW LLC for all of 2014 compared to a 37.9% weighted average interest for the period November 14 through December 31 in 2013.

Comparison of Consolidated Results for the Years Ended December 31, 2013 and 2012

	Years Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$172,423	$177,748	$(5,325)	(3.0)%
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	252,801	270,787	(17,986)	(6.6)
Gain (loss) on swap terminations, net	200	(2,326)	2,526	(108.6)
Servicing, broker, and other fees	5,276	9,303	(4,027)	(43.3)
Realized and unrealized gains on marketable securities	15,299	12,741	2,558	20.1
Realized loss on notes receivable, at fair value	(1,862)	—	(1,862)
Gain on extinguishment of debt, net	14,217	—	14,217
Other	1,209	(856)	2,065	(241.2)
Total Revenue	$459,563	$467,397	$(7,834)	(1.7)%

EXPENSES
Advertising	$70,304	$73,307	$(3,003)	(4.1)%
Interest expense	193,035	158,631	34,404	21.7
Compensation and benefits	42,595	43,584	(989)	(2.3)
General and administrative	20,179	14,613	5,566	38.1
Professional and consulting	18,820	15,874	2,946	18.6
Debt issuance	8,930	9,124	(194)	(2.1)
Securitization debt maintenance	6,091	5,208	883	17.0
Provision for losses on finance receivables	5,695	3,805	1,890	49.7
Depreciation and amortization	5,703	6,385	(682)	(10.7)
Installment obligations expense, net	19,647	17,321	2,326	13.4
Loss on disposal/impairment of fixed assets	4,200	300	3,900	1,300.0
Total Expenses	$395,199	$348,152	$47,047	13.5%
Income before income taxes	64,364	119,245	(54,881)	(46.0)
Provision (benefit) for income taxes	2,546	(227)	2,773	(1,221.6)
Net income	$61,818	$119,472	$(57,654)	(48.3)%
Less net income attributable to non-controlling interests	67,395	2,731	64,664	2,367.8
Net income (loss) attributable to The J.G. Wentworth Company	$(5,577)	$116,741	$(122,318)	(104.8)%

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

Income Taxes

Until the time of our IPO in November 2013, we and the majority of our subsidiaries operated in the U.S. as non-income tax paying entities, and were treated as pass-through entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of our wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state income tax.  As non-income tax paying entities, the majority of our net income or loss is attributable to the members of Common Interests in JGW LLC. In connection with our IPO, The J.G. Wentworth Company was created to act as a holding company, holding an ownership interest in JGW LLC, our partnership. Following this structural change, we recorded an income tax provision/benefit relating to our share of JGW LLC, and therefore the share of its earnings, held by the public. The increase in our tax provision from 2012 to 2013 relates primarily to additional income at our income tax paying subsidiaries during 2013 as well as a valuation allowance recorded against a portion of the Company’s deferred tax assets.

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

Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except for per share data)
Total revenue	$127,274	$107,024	$123,488	$136,590
Income before income taxes	32,654	14,865	27,789	42,445
Net income	27,683	12,689	21,708	34,533
Net income (loss) attributable to non-controlling interests	15,854	8,597	15,440	25,511
Net income attributable to The J.G. Wentworth Company	11,829	4,092	6,268	9,022

Net income per Class A common stock of The J.G. Wentworth Company
Basic	$0.81	$0.31	$0.50	$0.77
Diluted	$0.81	$0.31	$0.50	$0.77

	For the Year Ended December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except for per share data)
Total revenue	$106,556	$103,138	$66,661	$183,208
Income (loss) before income taxes	(4,117)	(739)	(21,116)	90,336
Net income (loss)	(5,362)	(885)	(21,640)	89,705

Net income attributable to non-controlling interests	67,395
Net loss attributable to The J.G. Wentworth Company	(5,577)

Net loss per Class A common stock of The J.G. Wentworth Company
Basic	$(0.54)
Diluted	$(0.54)

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2014, 2013, and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Net cash used in operating activities	$(399,797)	$(312,763)	$(225,732)
Net cash provided by (used in) investing activities	5,788	4,485	(4,317)
Net cash provided by financing activities	396,596	244,202	263,015
Net increase (decrease) in cash and cash equivalents	$2,587	$(64,076)	32,966
Cash and cash equivalents at beginning of period	39,061	103,137	70,171
Cash and cash equivalents at end of period	$41,648	$39,061	$103,137

For the Years Ended December 31, 2014 and December 31, 2013

Cash Flow from Operating Activities

Net cash used in operating activities was $399.8 million and $312.8 million for the years ended December 31, 2014 and 2013, respectively. The cash used in operating activities does not reflect the financing of our purchased receivables which is an integral part of our business and is reflected in the cash flow from financing activities. This $87.0 million increase was primarily driven by a $92.4 million increase in the change in restricted cash and investments due to the timing of our securitizations in the fourth quarters of 2014 and 2013 and a $47.9 million increase in unrealized gains (losses) on VIE finance receivables, long-term debt and derivatives due to a more favorable movement in the fair value interest rate used to value our residual interest cash flows during the respective periods. These increases in cash used in operating activities were partially offset by a $34.8 million increase in net income and a $21.8 million increase in gain on extinguishment of debt that resulted from the one-time gain on debt extinguishment we recorded in 2013 when we repaid a portion of long-term debt issued by a permanent financing VIE in connection with our 2013-3 securitization.

Cash Flow from Investment Activities

Net cash provided by investment activities was $5.8 million for the year ended December 31, 2014 compared to $4.5 million for the year ended 2013. The $1.3 million increase was primarily driven by a $3.6 million increase in receipts from notes receivable and a $0.8 million decrease in purchases of intangible and fixed assets, net of sales proceeds partially offset by the collection of a $5.2 million note receivable from an affiliate in the prior year. In addition, during the year ended December 31, 2014 we received $2.1 million of cash in connection with the merger of one of our subsidiaries with and into JGW Holdings, Inc., a wholly-owned subsidiary of JLL Fund V AIF II, L.P. with JGW Holdings, Inc. surviving the merger and becoming our wholly-owned subsidiary (the "Blocker Merger"). Please refer to Note 2 in our Notes to Consolidated Financial Statements in Item 8 in this Annual Report.

Cash Flow from Financing Activities

Net cash provided by financing activities was $396.6 million and $244.2 million for the years ended December 31, 2014 and 2013, respectively, representing an increase of $152.4 million which was primarily attributable to a $171.2 million increase in proceeds from the issuance of VIE long-term debt and a $63.1 million decrease in repayments of warehouse facilities. These increases in cash provided by financing activities were partially offset by a $98.9 million decrease in gross proceeds from the revolving credit facility. The increase in cash provided by financing activities was also attributable to non-recurring transactions that occurred during 2013. In 2013, we entered into a new credit facility which generated net proceeds of $557.2 million. In connection with the entry into this new credit facility, we made a cash distribution of $459.6 million to Common Interestholders and made $143.5 million in repayments under our existing debt obligations. Additionally, the issuance of Class A common stock pursuant to our IPO in November 2013 generated net proceeds to us of $141.3 million, $123.0 million of which was used to repay a portion of our term loan and related fees.

For the Years Ended December 31, 2013 and 2012

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

Structured Settlements and Annuities

We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents or through four separate warehouse facilities with $750.0 million of aggregate capacity: (i) a $300.0 million syndicated warehouse facility with Barclays and Natixis with a revolving period that ends in July 2016; (ii) a $300.0 million warehouse facility with Credit Suisse with a revolving period that ends in November 2016; (iii) a $100.0 million warehouse facility with PartnerRe with a 2 year evergreen feature that requires the lender to give us 24 months’ notice prior to terminating the facility’s revolving line of credit; and (iv) a $50.0 million warehouse facility with Deutsche Bank with a revolving period that ends in October 2016. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of December 31, 2014, there were no outstanding borrowings under any of the four separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.

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

We undertake non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in both 2014 and 2013. On February 18, 2014, we closed our 2014-1 securitization with an aggregate note issuance amount of $233.9 million and a discount rate of 4.24% which generated net proceeds to us of $88.9 million. On July 23, 2014, we closed our 2014-2 securitization with an aggregate issuance note amount of $227.6 million and a discount rate of 3.95% which generated net proceeds to us of $136.9 million. On November 25, 2014, we closed our 2014-3 securitization with an aggregate note issuance amount of $207.5 million and a discount rate of 3.86% which generated net proceeds to us of $154.4 million.

We intend, subject to market conditions, management discretion and other relevant factors, to continue to undertake approximately three securitizations per year in the future. The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 80% of the counterparties to structured settlement payment streams that we purchased in 2014 were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market. Since 1995, we have competed 40 securitizations totaling over $5.4 billion in aggregate note issuance volume relating to $9.2 billion of TRB purchases.

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with PartnerRe with a capacity of $100.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of December 31, 2014, our permanent financing facility with PartnerRe had $43.9 million of unused capacity for our life contingent annuity and structured settlement businesses.

Lotteries

Beginning in 2013, we have been purchasing lottery payment streams utilizing our balance sheets and we have structured two of our guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently securitize together with structured settlement and annuity payment streams. Lottery payment streams were included in all of our securitizations during 2014 and 2013. We intend to continue to securitize lottery payment streams in the future. We believe that our ability to securitize lottery payment streams has the potential to assist us to achieve an industry-leading cost of capital and to drive our future growth in this asset class.

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

Pre-Settlement Funding

We finance our pre-settlement funding transactions through a revolving credit facility with Capital One Bank. The $35.0 million facility is structured with a revolving period that ends in December 2015 and a subsequent 24 month amortization period. The advance rate applicable to pre-settlement funding financed through the facility is 84%. Due to the shorter duration of pre-settlement funding, we do not require a facility with as large a capacity as for the other asset types above, as the pre-settlement funding transactions revolve more frequently. Positive cash flow is typically generated from the difference between the amount of proceeds we receive on settlement and the amount funded to the plaintiff. As of December 31, 2014, our $35.0 million revolving credit facility had $15.7 million of unused capacity.

Term Loan

We have (i) a widely syndicated senior secured term loan which matures in February 2019, and (ii) a $20.0 million revolving commitment that matures in August 2017. On December 6, 2013, we repaid $123.0 million of our senior secured term loan with proceeds from our IPO, reducing the outstanding amount to $449.5 million immediately after repayment. In connection with this repayment, we amended the terms governing the loan to reduce the applicable margin from 6.5% to 5.0% for Base Rate Loans and from 7.5% to 6.0% for Eurodollar Loans and reduced the interest rate floor from 2.5% to 2.0% for Base Rate Loans and from 1.5% to 1.0% for Eurodollar Loans. No changes were made to the financial covenants contained in the credit agreement and as a result of the repayment, no further principal payments are required to be made on the senior secured term loan until its maturity in February 2019. The revolving commitment has the same interest rate terms as the senior secured term loan.

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

Securitization Debt

We elected fair value treatment under ASC 825 to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the fair value of the VIE finance receivables held by special purpose entities ("SPEs"), which are held to provide the cash flow for the note obligations. The VIE debt issued by SPEs is non-recourse to the Company and its other subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserve and residual interest amounts.

Initial Public Offering

On November 14, 2013, we consummated our IPO, in which we sold 11,212,500 shares of our Class A common stock to the public. The aggregate net proceeds received from the offering were $141.3 million. We used $123.0 million of the net proceeds to repay a portion of our senior secured term loan, with the remainder used for general corporate purposes.

Other Financing

We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in Notes 14 through 17 of the audited consolidated financial statements contained in this Annual Report on Form 10-K.

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

Long-Term Liquidity Needs

Our most significant needs for liquidity beyond the next 12 months are the repayment of the principal and interest amounts of our outstanding senior secured term loan and the repayment of our residual financing facility. We used a portion of the net proceeds of our IPO to repay a portion of our senior secured term loan. We expect to meet our remaining long-term liquidity needs through excess cash flow generated through our securitization program, bank borrowings, debt refinancings, and new debt and equity offerings. However, there can be no assurances that we will be able to continue to securitize our payment streams at favorable rates or obtain financing through borrowing or other means, refinance our debt or raise new debt or equity.

As a consequence of the initial sales and any future exchanges of Common Interests for shares of our Class A common stock or Class C common stock, we may increase our share of the tax basis of the assets then owned by JGW LLC. Any such increase in tax basis is anticipated to allow us the ability to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, pursuant to our tax receivable agreement with all Common Interestholders who held in excess of approximately 1% of the Common Interests as of immediately prior to our IPO, to pay to such Common Interestholders, 85% of the amount of income tax we save for each tax period as a result of the tax benefits generated from the initial sales and any subsequent exchange of Common Interests for our Class A common stock or Class C common stock and from the use of certain tax attributes. We expect to fund these long-term requirements under the tax receivable agreement with tax distributions received from JGW LLC and, if necessary, loans from JGW LLC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments (excluding interest rate swaps which are discussed in “Derivatives and Other Hedging Instruments”) as of December 31, 2014, and the future periods in which such obligations are expected to be settled in cash. The table also reflects the timing of principal and interest payments on outstanding debt based on scheduled and/or expected repayment dates and the interest rates in effect as of December 31, 2014. Additional details regarding these obligations are provided in the notes to the consolidated financial statements as referenced in the table:

	Total	2015	2016	2017	2018	2019	Thereafter
	(Dollars in Thousands)
Operating leases (a)	$14,074	$1,764	$1,775	$1,727	$1,770	$1,815	$5,223
Revolving credit facilities & other similar borrowings	19,339	19,333	6	—	—	—	—
Related interest & fees (c)	8,426	5,599	2,827	—	—	—	—
Long-term debt (a) (c) (d)	190,681	7,384	14,969	6,749	6,676	7,094	147,809
Related interest & fees	75,676	13,557	11,342	9,790	9,536	9,277	22,174
Long-term debt issued by securitization and permanent financing trusts (a) (c)	3,716,180	301,975	290,784	278,548	257,567	248,368	2,338,938
Related interest & fees	1,509,108	159,130	150,098	140,103	128,715	117,688	813,374
Term Loan (a) (b)	449,500	—	—	—	—	449,500	—
Related interest & fees	143,738	34,978	34,978	34,978	34,978	3,826	—
Installment obligation payable (a)	103,419	14,515	16,752	14,003	11,591	8,759	37,799
	$6,230,141	$558,235	$523,531	$485,898	$450,833	$846,327	$3,365,317

(a)	Included in the Consolidated Financial Statements.

(b)
In February 2013, the term loan payable assumed in connection with the OAC Merger was refinanced with a new senior secured credit facility consisting of a $425 million term loan and a $20 million revolving commitment maturing in February 2019 and August 2017, respectively. In May 2013, the senior secured credit facility was amended to provide for an additional term loan of $150 million on the same terms as the existing term loan. In December 2013, the senior secured facility was amended to reduce the applicable margin and the interest rate on the base loan and we repaid $123,000 on the new term loan. No principal payments are due on the term loan until the date of maturity. Total outstanding borrowings under the new senior secured credit facility was $449.5 million as of December 31, 2014.

(c)	Certain of our contractual obligations and commitments are funded through cash flows from certain VIE finance receivables included in our Consolidated Balance Sheet.

(d)
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

Critical Accounting Policies

In establishing these policies within the framework of U.S. generally accepted accounting principals ("GAAP"), management must make certain assessments, estimates, and choices that will result in the application of these principals in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical.

Emerging Growth Company

We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permittted to, and may opt to, rely on exemptions from certain financial disclosure requirements under U.S. GAAP that are applicable to other companies that are not emerging growth companies.

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance when it becomes effective for public entities in the fiscal year beginning after December 15, 2016 and for non-public entities in the fiscal year beginning after December 15, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on our consolidated financial statements.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. These three levels of fair value hierarchy are defined as follows:

•	Level 1 - inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

•
Level 2 - inputs to the valuation methodology include quoted prices in markets that are not active or quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable, reflecting the entity’s own assumptions about assumptions market participants would use in pricing the asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Fair value is a market based measure considered from the perspective of a market participant who holds the assets or owes the liabilities rather than an entity specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the assets or liabilities at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We also evaluate various factors to determine whether certain transactions are orderly and may make adjustments to transactions or quoted prices when the volume and level of activity for an asset or liability have decreased significantly.

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

Consolidation

In August of 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity which relates to how an entity accounts for the financial assets and the financial liabilities of a consolidated collateralized financing entity at fair value. The ASU will allow an entity to elect to measure their financial assets and financial liabilities using either the measurement alternative provided under this ASU, which allows for the entity to measure both the financial assets and the financial liabilities of its collateralized financing entities in its consolidated financial statements using the more observable fair value of either the financial assets or financial liabilities, or under ASC 820 Fair Value Measurements and Disclosure. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

In February of 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810); Amendments to the Consolidation Analysis which requires an entity to re-evaluate its consolidation for limited partnerships or similar entities. The ASU requires an entity to apply this amendment using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The ASU changes the criteria that an entity uses to identify a variable interest entity, how it characterizes the VIE for a limited partnership or similar entity and how it determines the primary beneficiary. For public entities, the ASU is effective for annual periods beginning after December 15, 2015 and for nonpublic entities beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

VIE and Other Finance Receivables, at Fair Market Value

We acquire receivables associated with structured settlement payments from individuals in exchange for cash (purchase price). These receivables are carried at fair value. Unearned income is determined as the amount the fair value exceeds the cost basis of the receivables. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlements. Changes in fair value are recorded in unrealized gains on finance receivables, long- term debt and derivatives in our consolidated statements of operations.

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

Intangible Assets and Goodwill

Identifiable intangible assets consist primarily of our databases, customer relationships and domain names. Our databases are amortized over their estimated useful lives of 10 years. Customer relationships are amortized over their useful lives of 8 to 15 years. Domain names are amortized over their estimated useful lives of 10 years. In addition, such identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. Intangible assets deemed to have indefinite useful lives, which in our case includes a trade name, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the 2011 acquisition of Orchard Acquisition Company, LLC. Goodwill has an indefinite useful life and is subject to annual impairment tests whereby impairment is recognized if the estimated fair value of the Company is less than its net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount.

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

In the fourth quarter of 2014, management performed an assessment of goodwill and intangible assets and found no indications of impairment. Management considered the factors below in its qualitative assessment in determining that it was not more likely than not that the fair value of the Company was less than the carrying value:

•	Macroeconomic factors including the interest rate environment, the securitization and warehouse credit market;

•	Industry specific factors including significant changes in competition and regulatory impediments;

•	Cost related factors including an increase in labor and other operating costs;

•	Overall financial performance, such as declining cash flows and revenues or earnings; and

•	Other relevant entity-specific events such as change in management, changes in stock price, and counterparty risks.

Segment Reporting

We report operating segments in accordance with ASC 280. Operating segments are components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker, for the purpose of allocating resources and assessing performance. We have one operating segment because we primarily operate in the structured settlement industry. Our other revenue generating activities, including annuities, lottery, and pre-settlement funding are performed at our headquarters in conjunction with or similar to structured settlements.

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

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our consolidated statement of operations. As of December 31, 2014, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of December 31, 2014	Impact as of December 31, 2014 of a 100bp increase in interest rates	Impact as of December 31, 2014 of a 100bp decrease in interest rates
	(Dollars in Thousands)
Securitized receivables, at fair market value	$4,083,814	$(259,734)	$281,537
Company retained interests in finance receivables, at fair market value	331,395	(56,916)	75,721
Unsecured finance receivables, at fair market value	108,626	(9,393)	10,997

VIE and other finance receivables, at fair market value	4,523,835	(326,043)	368,255
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,031,864	224,934	(252,832)
VIE derivative liabilities, at fair market value	75,706	26,148	(28,559)
Net Impact	N/A	(74,961)	86,864

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our consolidated balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during 2014, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the year ended December 31, 2014 would have been reduced by approximately $54.4 million. If instead this increase of 1% in financing costs were to have only affected our December payment stream purchases our income for the year ended December 31, 2014 would have been reduced by approximately $4.5 million.

Derivative and Other Hedging Instruments

We utilize interest rate swaps to manage our exposure to changes in interest rates related to borrowings on our revolving credit facilities. We have not applied hedge accounting to any of our interest rate swaps.

As of December 31, 2014, we did not have any outstanding interest rate swap related to our borrowings on revolving credit facilities.

We have interest rate swaps to manage our exposure to changes in interest rates related to our borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts. As of December 31, 2014, we had 8 outstanding swaps with a total notional amount of approximately $237.5 million, we pay fixed rates ranging from 4.50% to 5.77%, and we receive floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of December 31, 2014, the terms of these interest rate swaps range from approximately 8 to approximately 21 years. We recognize unrealized gains (losses) and record these in unrealized gains(losses) on VIE and other finance receivables, long-term debt and derivative in our consolidated statements of operations.

Additionally, we have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings under Peachtree Structured Settlements, LLC, a permanent financing VIE ("PSS") and Peachtree Lottery Master Trust ("PLMT"). As of December 31, 2014, we had 154 outstanding swaps with a total notional value of approximately $229.9 million. We pay fixed rates ranging from 4.70% to 8.70% and we receive floating rates equal to 1-month LIBOR plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of December 31, 2014, the term of the interest rate swaps for PSS and PLMT range from less than approximately1 month to approximately 20 years. We recognize unrealized gains (losses) and include them in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in our consolidated statements of operations.

47

Item 8.   Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
THE J.G. WENTWORTH COMPANY

Report of Independent Registered Public Accounting Firm	F-2

The J.G. Wentworth Company Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

The J.G. Wentworth Company Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	F-4

The J.G. Wentworth Company Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012	F-5

The J.G. Wentworth Company Consolidated Statements of Changes in Stockholders’ Equity/Member's Capital for the Years Ended December 31, 2014, 2013 and 2012	F-6

The J.G. Wentworth Company Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F-7

The J.G. Wentworth Company Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The J.G. Wentworth Company

We have audited the accompanying consolidated balance sheets of The J.G. Wentworth Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity/member’s capital, and cash flows of The J.G. Wentworth Company (prior to November 14, 2013, J.G. Wentworth LLC and Subsidiaries) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The J.G. Wentworth Company at December 31, 2014 and 2013 and the consolidated results of the operations and cash flows of The J.G. Wentworth Company (prior to November 14, 2013, J.G. Wentworth LLC and Subsidiaries) for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, NY
March 13, 2015

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$41,648	$39,061
Restricted cash and investments	198,206	109,338
VIE finance receivables, at fair market value (1)	4,422,033	3,818,704
Other finance receivables, at fair market value	101,802	51,945
VIE finance receivables, net of allowances for losses of $7,674 and $6,443, respectively (1)	113,489	117,826
Other finance receivables, net of allowances for losses of $2,454 and $1,899, respectively	17,803	15,166
Notes receivable, at fair market value (1)	—	5,610
Other receivables, net of allowances for losses of $204 and $243, respectively	14,165	13,529
Fixed assets, net of accumulated depreciation of $5,976 and $4,544, respectively	3,758	3,112
Intangible assets, net of accumulated amortization of $20,273 and $17,781, respectively	45,436	47,878
Goodwill	84,993	84,993
Marketable securities	103,419	121,954
Deferred tax assets, net	2,170	1,830
Other assets	33,787	41,151
Total Assets	$5,182,709	$4,472,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,301	$3,903
Accrued expenses	13,955	21,181
Accrued interest	17,416	14,485
VIE derivative liabilities, at fair market value	75,706	70,296
VIE borrowings under revolving credit facilities and other similar borrowings	19,339	41,274
VIE long-term debt	181,558	150,802
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,031,864	3,431,283
Term loan payable	437,183	434,184
Other liabilities	6,677	7,646
Deferred tax liabilities, net	36,656	1,707
Installment obligations payable	103,419	121,954
Total Liabilities	$4,929,074	$4,298,715
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 15,021,147 and 14,420,392 issued and outstanding as of December 31, 2014, respectively, 11,220,358 and 11,216,429 issued and outstanding as of December 31, 2013, respectively	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 9,963,750 issued and outstanding as of December 31, 2014, 14,001,583 and 13,984,065 issued and outstanding as of December 31, 2013, respectively	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in-capital	95,453	70,236
Retained earnings (accumulated deficit)	25,634	(5,577)
Accumulated other comprehensive income	—	612
	121,087	65,271
Less: treasury stock at cost, 600,755 and 3,929 shares as of December 31, 2014 and 2013, respectively	(2,443)	—
Total stockholders' equity, The J.G. Wentworth Company	118,644	65,271
Non-controlling interests	134,991	108,111
Total Stockholders' Equity	$253,635	$173,382
Total Liabilities and Stockholders’ Equity	$5,182,709	$4,472,097
(1) Pledged as collateral to credit and long-term debt facilities. See Note 6 "VIE and Other Finance Receivables, at Fair Market Value" and Note 7 "VIE and Other Finance Receivables, net of allowances for losses".
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
REVENUES
Interest income	$186,958	$172,423	$177,748
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	300,702	252,801	270,787
Gain (loss) on swap terminations, net	(628)	200	(2,326)
Servicing, broker, and other fees	4,149	5,276	9,303
Realized and unrealized gains on marketable securities, net	888	15,299	12,741
Realized gain (loss) on notes receivable, at fair value	2,098	(1,862)	—
Gain on extinguishment of debt, net	270	14,217	—
Other	(61)	1,209	(856)
Total Revenue	$494,376	$459,563	$467,397

EXPENSES
Advertising	$68,489	$70,304	$73,307
Interest expense	200,798	193,035	158,631
Compensation and benefits	41,108	42,595	43,584
General and administrative	18,567	20,179	14,613
Professional and consulting	18,452	18,820	15,874
Debt issuance	8,683	8,930	9,124
Securitization debt maintenance	6,161	6,091	5,208
Provision for losses on finance receivables	4,806	5,695	3,805
Depreciation and amortization	4,168	5,703	6,385
Installment obligations expense, net	5,322	19,647	17,321
Loss on disposal/impairment of fixed assets	69	4,200	300
Total Expenses	$376,623	$395,199	$348,152
Income before income taxes	117,753	64,364	119,245
Provision (benefit) for income taxes	21,140	2,546	(227)
Net income	$96,613	$61,818	$119,472
Less net income attributable to non-controlling interests	65,402	67,395	2,731
Net income (loss) attributable to The J.G. Wentworth Company	$31,211	$(5,577)	$116,741

	For the year ended December 31, 2014	November 14, 2013 through December 31, 2013
Weighted average shares of Class A common stock outstanding:
Basic	12,986,058	10,395,574
Diluted	12,988,781	10,395,574

Net income (loss) per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$2.40	$(0.54)
Diluted	$2.40	$(0.54)
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income	$96,613	$61,818	$119,472
Other comprehensive gain (loss):
Unrealized gains on notes receivable arising during the year	480	29	1
Reclassification adjustments for (gain) loss recognized in net income	(2,098)	1,862	—
Total other comprehensive gain (loss)	(1,618)	1,891	1
Total comprehensive income	94,995	63,709	119,473
Less: comprehensive income allocated to non-controlling interest in earnings of affiliate	—	—	2,731
Less: comprehensive income allocated to non-controlling interests	64,396	69,275	—
Comprehensive income (loss) attributable to The J.G. Wentworth Company	$30,599	$(5,566)	$116,742

The accompanying notes are an integral part of these  consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statement of Changes in Stockholders’ Equity/Member’s Capital

(Dollars In Thousands)							Treasury Stock		Common Stock- Class A		Common Stock- Class B
	Member’s Capital	Accumulated Other Comprehensive Income	Non- controlling Interest in Affiliate	Non-controlling Interest	Retained Earnings (Accumulated Deficit)	Additional Paid-In- Capital	Shares	Dollars	Shares	Dollars	Shares	Dollars	Total Stockholders’/ Member’s Equity
Balance as of December 31, 2011	$325,001	$(278)	$18,260	$—	$—	$—		$—		$—		$—	$342,983
Net income	116,741		2,731										119,472
Share-based compensation	2,393												2,393
Redemption of share-based awards	(300)												(300)
Capital distributions	(740)												(740)
Unrealized gains on notes receivable arising during the period		1											1
Non-controlling interest investors’ withdrawals and contributions, net		—	(20,991)	—	—	—							(20,991)
Balance as of December 31, 2012	443,095	(277)	—	—	—	—							442,818
Capital distributions	(475,877)												(475,877)
Amounts reclassified from accumulated other comprehensive income		1,862											1,862
Net income	75,368												75,368
Share-based compensation	1,168												1,168
Balance prior to November 14, 2013	43,754	1,585	—	—	—	—							45,339
Effect of Reorganization on member's capital	(43,754)			43,754									—
Issuance of Class A Shares in initial public offering, net of issuance cost		(984)		60,152		62,814			9,757,858		14,001,583		121,982
Balance as of November 14, 2013	—	601	—	103,906	—	62,814			9,757,858		14,001,583		167,321
Issuance of additional shares in connection with exercise of over-allotment				11,984	—	7,314			1,462,500				19,298
Net loss	—			(7,973)	(5,577)								(13,550)
Share-based compensation				176		108			(3,929)		(17,518)		284
Unrealized gains on notes receivable arising during the period		11		18									29
Balance as of December 31, 2013	—	612	—	108,111	(5,577)	70,236	3,929		11,216,429	—	13,984,065	—	173,382
Net income		—	—	65,402	31,211					—	—		96,613
Share-based compensation	—	—	—	1,324		1,060	—		8,796	—	(180,882)		2,384
Unrealized gains on notes receivable arising during the period	—	191	—	289	—					—			480
Amounts reclassified from accumulated other comprehensive income	—	(803)	—	(1,295)	—	—						—	(2,098)
Net impact of the Blocker Merger				(12,215)		1,270	138,121	(518)	530,355		(715,916)		(11,463)
Exchange of JGW LLC common interests into Class A common stock				(23,418)		23,418			3,123,517		(3,123,517)		—
Equity financing costs				(666)		(531)							(1,197)
Repurchases of Class A common stock				(2,541)			458,705	(1,925)	(458,705)				(4,466)
Balance as of December 31, 2014	$—	$—	$—	$134,991	$25,634	$95,453	600,755	$(2,443)	14,420,392	$—	9,963,750	$—	$253,635
 The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$96,613	$61,818	$119,472
Adjustments to reconcile net income to net cash used in operating activities:
Provision for losses on finance and other receivables	4,806	5,695	3,805
Depreciation	1,676	2,179	1,644
Loss on disposal of fixed assets	69	4,200	300
Amortization of finance receivables acquisition costs	518	11	15
Amortization of intangibles	2,492	3,524	4,741
Amortization of debt issuance costs	7,901	5,740	1,444
Change in unrealized gains/losses on finance receivables	(551,676)	(164,786)	(484,469)
Change in unrealized gains/losses on long-term debt	245,355	(36,858)	222,634
Change in unrealized gains/losses on derivatives	5,619	(51,157)	(8,952)
Net proceeds from sale of finance receivables	—	473	10,188
(Gain) loss on notes receivable, at fair market value	(2,098)	1,862	—
Purchases of finance receivables	(450,106)	(410,121)	(389,205)
Collections on finance receivables	527,487	482,928	464,605
Gain on sale of finance receivables	—	(20)	(957)
Recoveries of finance receivables	69	16	652
Accretion of interest income	(186,861)	(171,926)	(176,810)
Accretion of interest expense	(35,924)	(42,393)	(34,863)
Gain on debt extinguishment	(270)	(22,109)	—
Share-based compensation expense	2,384	1,452	2,393
Change in marketable securities, net	(888)	(15,299)	(12,741)
Installment obligations expense, net	5,322	19,647	17,321
Change in fair value of life settlement contracts	116	33	1,522
Premiums and other costs paid, and proceeds from sale of life settlement contracts	(116)	(200)	2,968
Deferred income taxes	21,023	2,332	(19)
(Increase) decrease in operating assets:
Restricted cash and investments	(88,868)	3,540	42,483
Other assets	219	(723)	(1,994)
Other receivables	(793)	375	(2,072)
Increase (decrease) in operating liabilities:
Accounts payable	1,398	(4,727)	4,216
Accrued expenses	(7,226)	8,741	(9,246)
Accrued interest	2,931	2,798	685
Other liabilities	(969)	192	(5,492)
Net cash used in operating activities	$(399,797)	$(312,763)	$(225,732)
The accompanying notes are an integral part of these  consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from investing activities:
Purchases of intangible assets	$(50)	$(125)	$(1,460)
Receipts from notes receivable	6,093	2,493	4,692
Collections on notes receivable from affiliate	—	5,243	(5,000)
Purchases of fixed assets, net of sales proceeds	(2,391)	(3,126)	(2,549)
Cash received in connection with the Blocker Merger	2,136	—	—
Net cash provided by (used in) investing activities	$5,788	$4,485	$(4,317)
Cash flows from financing activities:
Distributions of member’s capital	$—	$(459,612)	$—
Proceeds from Initial Public Offering, net	—	141,280	—
Payments of equity financing costs	(1,197)	—	—
Purchases of treasury stock	(4,466)	—	—
Issuance of VIE long-term debt	795,436	624,252	623,931
Payments for debt issuance costs	(2,438)	(33,518)	(6,297)
Payments on lease obligations	—	(745)	(990)
Repayments of long-term debt and derivatives	(368,804)	(330,551)	(248,555)
Gross proceeds from revolving credit facility	270,294	369,195	349,661
Repayments of revolving credit facilities	(292,229)	(355,333)	(403,929)
Issuance of installment obligations payable	100	2,782	—
Purchase of marketable securities	(100)	(2,782)	—
Repayments of installment obligations payable	(23,957)	(31,589)	(42,520)
Proceeds from sale of marketable securities	23,957	31,589	42,520
Repayments under term loan	—	(267,941)	(29,515)
Net proceeds from new term loan	—	557,175	—
Redemption of share based awards	—	—	(300)
Non-controlling interest investors’ distribution, net	—	—	(20,991)
Net cash provided by financing activities	$396,596	$244,202	$263,015
Net increase (decrease) in cash	2,587	(64,076)	32,966
Cash and cash equivalents at beginning of the period	39,061	103,137	70,171
Cash and cash equivalents at the end of the period	$41,648	$39,061	$103,137

Supplemental disclosure of cash flow information:
Cash paid for interest	$225,803	$228,683	$176,243
Capital distributions	$—	$459,612	$—
Supplemental disclosure of noncash items:
Non-cash asset distribution of members’ capital	$—	$16,265	$740
Issuance of note receivable from sale of finance receivables held for sale	$—	$—	$606
Net deferred tax liability assumed in connection with the Blocker Merger	$13,599	$—	$—
The accompanying notes are an integral part of these  consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1. Background and Basis of Presentation

Organization and Description of Business Activities

The J.G. Wentworth Company (the "Corporation") is a Delaware holding company that was incorporated on June 21, 2013. The Corporation operates through its managing membership in The J.G. Wentworth Company, LLC ("JGW LLC"), the Corporation's sole operating asset. JGW LLC is a controlled and consolidated subsidiary of the Corporation whose sole asset is its membership interest in J.G. Wentworth, LLC.

Prior to the completion of the Company's reorganization and initial public offering ("IPO") on November 14, 2013, described in Note 2, JGW LLC was primarily owned by its members. As used in these notes, the "Company" refers to: (i) following the consummation of the Corporation's initial public offering (the “IPO”) and related concurrent transactions on November 14, 2013, collectively, to the Corporation and, unless otherwise stated, all of its subsidiaries, and (ii) prior to the completion of the IPO and related concurrent transactions on November 14, 2013, collectively, to J.G. Wentworth, LLC and, unless otherwise stated, all of its subsidiaries.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity (“VIE”) and other finance receivables, at fair market value, VIE derivative liabilities, at fair market value, VIE long-term debt issued by securitization and permanent financing trusts, at fair market value, intangible assets and goodwill. Actual results could differ from those estimates and such differences could be material.

The accompanying consolidated financial statements include the accounts of the Corporation, its wholly- owned subsidiaries, including those entities that are considered VIEs, and where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Excluded from the consolidated financial statements of the Company are those entities that are considered VIEs and where the Company has been deemed not to be the primary beneficiary according to ASC 810. The December 31, 2012 consolidated financial statements also included the accounts of American Insurance Strategies Fund II, LP ("AIS Fund II") for which the Company was the general partner. The limited partners' interests were reflected as non-controlling interests in the Company's 2012 consolidated financial statements. In 2012, the assets of the AIS Fund II were liquidated and distributed to the partners.

As indicated above, the Corporation operates and controls all of the businesses and affairs of JGW LLC and its subsidiaries. As such, JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation's and the non-controlling Common Interestholders’ economic interest in JGW LLC was 50.2% and 49.8%, respectively, as of December 31, 2014. The Corporation's and the non-controlling Common Interestholders’ economic interest in JGW LLC as of December 31, 2013 was 37.9% and 62.1%, respectively.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Net income attributable to the non-controlling interests in the consolidated statements of operations represents the portion of earnings attributable to the economic interest in JGW LLC held by the non-controlling Common Interestholders. The allocation of net income to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The Corporation's and the non-controlling Common Interestholders’ weighted average economic interests in JGW LLC for the years ended December 31, 2014 and 2013 were 44.3% and 55.7%, and 37.9% and 62.1%, respectively. The net income attributable to Corporation in the consolidated statement of operations for the years ended December 31, 2014 and 2013 does not necessarily reflect the Corporation's weighted average economic interests in JGW LLC for the respective periods because the majority of the provision for income taxes was specifically attributable to the Corporation, and thus was not allocated to the non-controlling interests. For the year ended December 31, 2014, $20.0 million of the Company's $21.1 million provision for income taxes was specifically attributable to the Corporation. For the year ended December 31, 2013, $0.7 million of the Company's $2.5 million provision for income taxes was specifically attributable to the Corporation. Refer to Note 19 for a description of the Company’s income taxes.

Non-controlling interests in the consolidated balance sheets represents the portion of equity attributable to the non-controlling Common Interests of JGW LLC. The allocation of equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling Common Interests in the entity.

All material inter-company balances and transactions are eliminated in consolidation. Refer to Note 3 for a summary of significant accounting policies.

2. Business Changes and Developments

Initial Public Offering & Reorganization

On November 14, 2013, the Corporation consummated an IPO whereby 11,212,500 Class A shares of common stock (the "Class A common stock") were sold to the public for net proceeds of $141.3 million, after payment of underwriting discounts and offering expenses. The 11,212,500 shares sold were inclusive of 1,462,500 shares of Class A common stock sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013. The net proceeds from the IPO were used to purchase 11,212,500 newly issued common membership interests (the "Common Interests" and the holders of such Common Interests the "Common Interestholders") directly from JGW LLC representing 37.9% of the then outstanding Common Interests. Concurrent with the consummation of the Corporation's IPO, the Corporation amended and restated its certificate of incorporation to provide for, among other things, the authorization of shares of Class A common stock, shares of “vote only” Class B common stock, par value $0.00001 per share (the “Class B common stock”), and shares of Class C “non-voting” common stock, par value $0.00001 per share (the “Class C common stock”). Also concurrent with the consummation of the Corporation's IPO, JGW LLC merged with and into a newly formed subsidiary of the Corporation.

Pursuant to this merger, the operating agreement of JGW LLC was amended and restated such that, among other things, (i) the Corporation became the sole managing member of JGW LLC, (ii) JGW LLC Common Interests became exchangeable for one share of Class A common stock, or in the case of Peach Group Holdings, Inc. ("PGHI Corp."), one share of Class C common stock.  Additionally, in connection with the merger, each holder of JGW LLC common interests, other than PGHI Corp., was issued an equivalent number of shares of Class B common stock.

Tax Receivable Agreement

Common Interestholders may exchange their Common Interests for shares of Class A common stock or, in the case of PGHI Corp., shares of Class C common stock, on a one-for-one basis or, in each case, at the option of JGW LLC, cash. JGW LLC is expected to make an election under Section 754 of the Internal Revenue Code of 1986 in connection with the filing of its 2014 federal income tax return, which may result in an adjustment to the Corporation's share of the tax basis of the assets owned by JGW LLC at the time of such initial sale of and subsequent exchanges of Common Interests. The sale and exchanges may result in increases in the Corporation's share of the tax basis of the tangible and intangible assets of JGW LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that the Corporation would otherwise be required to pay in the future.

In connection with the IPO, the Corporation entered into a tax receivable agreement with Common Interestholders who held in excess of approximately 1% of the Common Interests outstanding immediately prior to the IPO. The tax receivable agreement requires the Corporation to pay those Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

and local income tax that the Company actually realizes in any tax year beginning with 2013 from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests for shares of Class A or Class C common stock (or cash). The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to the Corporation for operations and to make future distributions to holders of Class A common stock.

For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Corporation’s actual income tax liability for a covered tax year to the amount of such taxes that the Corporation would have been required to pay for such covered tax year had there been no increase to the Corporation’s share of the tax basis of the tangible and intangible assets of JGW LLC as a result of such sale and any such exchanges and had the Corporation not entered into the tax receivable agreement. The tax receivable agreement continues until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the tax receivable agreement upon a change of control for an amount based on the remaining payments expected to be made under the tax receivable agreement.

JLL Blocker Merger

On October 7, 2014, the Company executed a merger ("the Blocker Merger") pursuant to which a subsidiary of the Company merged with and into JGW Holdings, Inc., a wholly owned subsidiary of JLL Fund V AIF II, L.P (“JLL”), a related party, with JGW Holdings, Inc. surviving the merger and becoming a wholly-owned subsidiary of the Corporation. In connection with the merger, JLL received 715,916 newly issued shares of Class A common stock in the merger and subsequently transferred to the Company 715,916 shares of Class B common stock and an equal number of Common Interests in JGW LLC. The Company also received from JLL $2.1 million in cash, 185,561 shares of Class A common stock, of which 47,440 were cancelled by the Company, in consideration for the assumption of approximately $13.6 million of JGW Holdings, Inc.'s contingent future tax obligation the parties agreed had a present value of approximately $4.4 million. The Company accounted for the Blocker Merger as a common control transaction and recorded the assets and liabilities received at their carrying values within the accounts of JLL as of the date of the merger.

3. Summary of Significant Accounting Policies and Recently Adopted Accounting Pronouncements

Summary of Significant Accounting Policies

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement (Note 5). Fair value is a market based measure considered from the perspective of a market participant who holds the assets or owes the liabilities rather than an entity specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the assets or liabilities at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company also evaluates various factors to determine whether certain transactions are orderly and may make adjustments to transactions or quoted prices when the volume and level of activity for an asset or liability have decreased significantly.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the following conditions have been satisfied: (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, the ability to unilaterally cause the holder to return specific assets or through an agreement that permits the transferee to require the transferor to repurchase the transferred financial assets that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them. Transfers that do not meet the criteria to be accounted for as sales are accounted for as secured borrowings.

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

As of December 31, 2014 and 2013, the Company held cash and cash equivalents at U.S. and non-U.S. financial institutions and substantially all cash and cash equivalents are held by U.S. financial institutions. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, an entity’s US non-interest bearing and interest bearing accounts are insured in total up to $250,000 by the Federal Deposit Insurance Corporation.

Restricted Cash and Investments

Restricted cash balances represent the use of trust or escrow accounts to secure the cash assets managed by the Company, certificates of deposit supporting letters of credit, customer purchase holdbacks, collateral collections and split payment collections. The Company acts as servicer and/or subservicer for structured settlements and annuities, lottery winnings, life settlements, and pre-settlements. Trust accounts are established for collections with payments being made from the restricted cash accounts to the lenders and other appropriate parties on a monthly basis in accordance with the applicable loan agreements or indentures. At certain times, the Company has cash balances in excess of FDIC insurance limits of $250,000 for interest-bearing accounts, which potentially subject the Company to market and credit risks. The Company has not experienced any losses to date as a result of these risks.

Restricted investments in the amounts of $1.1 million and $1.4 million as of December 31, 2014 and 2013, respectively, include certificates of deposit which are pledged to meet certain state requirements in order to conduct business in certain states. The certificates of deposit are carried at face value inclusive of interest, which approximates fair value as such instruments are renewed annually.

VIE and Other Finance Receivables, at Fair Market Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 810. The Company acquires receivables associated with structured settlement payments from individuals in exchange for cash (purchase price).  These receivables are carried at fair value. Additionally, as a result of the Company including lottery winning finance receivables beginning with its 2013-1 asset securitization (Note 16), the Company also elected to fair value newly originated lottery winnings effective January 1, 2013.

Unearned income is determined as the amount the fair value exceeds the cost basis of the receivables. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

settlements. Changes in fair value are recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s consolidated statements of operations.

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

VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables carried at amortized cost include primarily pre-settlement funding transactions, Life Contingent Structured Settlements, lottery winnings, and attorney cost financing, which are reported at the amount outstanding, adjusted for deferred fees and costs and allowance for losses. Interest income on fees earned on pre-settlement funding transactions is recognized over their respective terms using the effective interest method based on principal amounts outstanding. The Company’s policy is to discontinue the recognition of interest income on finance receivables not fair valued once it has been determined that collection of future interest or fees are unlikely.

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

Share-Based Compensation

The Company applies ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, be included in the Company’s consolidated statements of operations. The Company has determined that these share-based payment transactions represent equity awards under ASC 718 and therefore measures the cost of employee services received in exchange for share based compensation on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award. For all grants of stock options, the fair value at the grant date is calculated using option pricing models based on the value of the issuing entities shares at the award date. Compensation expense for performance-based restricted stock units is recognized ratably from the date of the grant until the date the restrictions lapse and is based on the trading price of the Class A common stock on the date of grant and the probability of achievement of the specific performance-based goals. Share-based compensation is included in compensation and benefits expense within the Company’s consolidated statements of operations.

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

Notes Receivable, at Fair Market Value

Notes receivable represented fixed rate obligations of a third party collateralized by retained interests from certain securitizations sponsored by the Company. Under the agreements, the obligor had the right to redeem the notes at fair value. The notes receivable were treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Unrealized gains and losses on notes receivable arising during the period were reflected within accumulated other comprehensive gain (loss) in the Company’s consolidated statements of comprehensive income (loss) and consolidated statements of changes in stockholders’ equity (Note 21). The notes receivable were fully repaid in June of 2014. As of December 31, 2013, the amortized cost and fair value of the notes receivable was $6.2 million and $5.6 million, respectively.

The notes receivable were analyzed on an annual basis for other than temporary impairment. No impairment expense was recognized during the years ended December 31, 2014, 2013 and 2012.

Note Receivable due from affiliate

Note receivable due from affiliate represented a $5.0 million secured note the Company executed in August 2012 with PGHI. The note accrued interest in arrears at a rate of 13.75% per annum and was paid quarterly.  The note was secured by PGHI’s interest in the Company, and was scheduled to mature in August 2015. The note, including accrued interest, was fully repaid in February 2013. For the years ended December 31, 2013 and 2012, the Company recognized $0.1 million and $0.2 million, respectively, of interest income on the note receivable which is included in interest income in the Company’s consolidated statements of operations.

Intangible Assets

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Identifiable intangible assets consist of the Company's databases, customer relationships, and domain names. The Company's non-compete agreements were fully amortized during 2014. The Company’s databases are amortized over their estimated useful lives of 10 years. Customer relationships are amortized over useful lives of 8 to 15 years. Domain names are amortized over their estimated useful lives of 10 years. As of December 31, 2014, the weighted average remaining useful lives of the databases, customer relationships and domain names are 5, 5 and 8 years, respectively. In addition, such identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. Intangible assets deemed to have indefinite useful lives, which in the Company’s case includes a trade name, are not amortized and are subject to annual impairment tests. Impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. No impairment was recognized for the intangible assets for the years ended December 31, 2014, 2013 and 2012.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the 2011 acquisition of Orchard Acquisition Company, LLC ("OAC"). Goodwill has an indefinite useful life and is subject to annual impairment tests whereby impairment is recognized if the estimated fair value of the Company is less than its net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount.  No impairment was recognized for goodwill for the years ended December 31, 2014, 2013 and 2012.

Income Taxes

JGW LLC and the majority of its subsidiaries operate in the U.S. as non-tax paying entities, and are treated as disregarded entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of JGW LLC's wholly owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state tax. As non-tax paying entities, the majority of JGW LLC's net income or loss is attributable to its members and included in their tax returns. The current and deferred income tax provision (benefit) relates to both the income (loss) attributable to the Corporation from JGW LLC and to the tax-paying subsidiaries of JGW LLC.

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

Tax laws are complex and subject to different interpretations by the taxpayer and respective taxing authorities. Significant judgment is required in determining tax expense and evaluating tax positions, including evaluating uncertainties under U.S. GAAP. The Company reviews its tax positions periodically and adjusts its tax balances as new information becomes available.

Segment Reporting

The Company reports operating segments in accordance with ASC 280 Segment Reporting ("ASC 280"). Operating segments are components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. ASC 280 requires that a public entity report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and information on the way that the Company identified its operating segments. The Company primarily operates in the structured settlement industry and has no other reportable segments. The other revenue generating activities of the Company, including annuities, lottery, and pre-settlement funding are performed at the Company's headquarters in conjunction with or similar to structured settlements.

Other Revenue Recognition

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Servicing, broker, and other fees in the Company’s consolidated statements of operations primarily include broker fees and subservicing fees earned from servicing life settlement contracts for the years ended December 31, 2013 and 2012. Broker fee income is recognized when the contract between the purchasing counterparty and the seller is closed for the sale of lottery winnings receivables.

Debt Issuance Costs

Debt issuance costs related to liabilities for which the Company has elected the fair value option are expensed when incurred. Debt issuance costs related to liabilities for which the Company has not elected the fair value option are capitalized and amortized over the expected term of the borrowing or debt issuance. Capitalized amounts are included in other assets or netted against the Company's long-term debt in the Company’s consolidated balance sheets and amortization of such costs is included in interest expense in the Company’s consolidated statements of operations over the life of the debt facility.

Advertising Expenses

The Company expenses advertising costs as incurred. The costs are included in advertising expense in the Company’s consolidated statements of operations.

Derivative Financial Instruments

The Company holds derivative instruments that do not qualify as hedging instruments as defined by ASC Topic 815, Derivatives and Hedging ("ASC 815"). The objective for holding these instruments is to offset variability in forecasted cash flows associated with interest rate fluctuations. Derivatives are recorded at fair value with changes in fair value recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s consolidated statements of operations.

Recently Adopted Accounting Pronouncements

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

For assets and liabilities measured at fair value in the consolidated financial statements:

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

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on market indices that are highly correlated with the spreads from the Company's previous securitizations. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value. The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate; this rate is used to determine the value of the finance receivables’ asset cash flows. In addition, the Company considers transformation cost and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows. The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche (5.97% and 7.85% at December 31, 2014 and December 31, 2013, respectively, with a weighted average life of 20 years as of both dates).

The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation. Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair market value in the Company’s consolidated balance sheets. The associated debt’s projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair market value.

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

Life settlement contracts, at fair market value – The fair values of life settlement contracts are determined by reference to the transfer price of similar life settlement contracts under a discounted cash flow calculation that takes into account the net death benefit under the policy, estimated future premium payments and the life expectancy of the insured, as well as other qualitative factors regarding market participants' assumptions. Life expectancy is determined on a policy-by-policy basis using the results of

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

medical underwriting performed by independent agencies. Although the Company updated the life expectancy inputs used to determine the fair value of its life settlement contracts during the year ended December 31, 2014, this did not result in a significant change in the fair value of these assets.

Notes receivable, at fair market value – The fair values of notes receivables were determined based on the discounted present value of future expected cash flows using management’s best estimates of the key assumptions regarding credit losses and discount rates determined to be commensurate with the risks involved. The notes receivable was repaid in June 2014.

VIE derivative liabilities, at fair value – The fair value of interest rate swaps, is based on pricing models which consider current interest rates, and the amount and timing of cash flows (Note 18).

Assets and liabilities for which fair value is only disclosed in the consolidated financial statements:

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

Other receivables, net of allowance for losses – The estimated fair value of advances receivable and certain other receivables, which are generally recovered in less than three months, is equal to the carrying amount. The carrying value of other receivables which have expected recoverability of greater than three months, which consist primarily of a note receivable (Note 8), have been estimated based on the present value of future expected cash flows using management’s best estimate of the key assumptions, including discount rates commensurate with the risks involved.

Installment obligations payable – Installment obligations payable are reported at contract value determined based on changes in the measuring indices selected by the obligees under the terms of the obligations over the lives of the obligations. The fair value of installment obligations payable is estimated to be equal to carrying value.

Term loan payable – The estimated fair value of the term loan payable is based on recently executed transactions and market price quotations obtained from third-parties (Note 17).

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The following table sets forth the Company’s assets and liabilities that are carried at fair value on the Company’s consolidated balance sheets as of:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(Dollars in thousands)
December 31, 2014
Assets
Marketable Securities:
Equity securities
US large cap	$41,246	$—	$—	$41,246
US mid cap	8,192	—	—	8,192
US small cap	7,586	—	—	7,586
International	14,123	—	—	14,123
Other equity	1,051	—	—	1,051
Total equity securities	$72,198	$—	$—	$72,198
Fixed income securities:
US fixed income	16,699	—	—	16,699
International fixed income	3,526	—	—	3,526
Other fixed income	27	—	—	27
Total fixed income securities	20,252	—	—	20,252
Other securities:
Cash & cash equivalents	6,629	—	—	6,629
Alternative investments	1,829	—	—	1,829
Annuities	2,511	—	—	2,511
Total other securities	10,969	—	—	10,969
Total marketable securities	103,419	—	—	103,419
VIE and other finance receivables, at fair market value	—	—	4,523,835	4,523,835
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$103,419	$—	$4,523,835	$4,627,254

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	—	—	4,031,864	4,031,864
VIE derivative liabilities, at fair market value	—	75,706	—	75,706
Total Liabilities	$—	$75,706	$4,031,864	$4,107,570

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(Dollars in thousands)
December 31, 2013
Assets
Marketable Securities:
Equity securities
US large cap	$41,821	$—	$—	$41,821
US mid cap	9,769	—	—	9,769
US small cap	10,212	—	—	10,212
International	19,938	—	—	19,938
Other equity	936	—	—	936
Total equity securities	$82,676	$—	$—	$82,676
Fixed income securities:
US fixed income	26,713	—	—	26,713
International fixed income	4,089	—	—	4,089
Other fixed income	29	—	—	29
Total fixed income securities	30,831	—	—	30,831
Other securities:
Cash & cash equivalents	5,534	—	—	5,534
Alternative investments	705	—	—	705
Annuities	2,208	—	—	2,208
Total other securities	8,447	—	—	8,447
Total marketable securities	121,954	—	—	121,954
VIE and other finance receivables, at fair market value	—	—	3,870,649	3,870,649
Notes receivable, at fair market value	—	—	5,610	5,610
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$121,954	$—	$3,876,259	$3,998,213

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	—	—	3,431,283	3,431,283
VIE derivative liabilities, at fair market value	—	70,296	—	70,296
Total Liabilities	$—	$70,296	$3,431,283	$3,501,579

(1) Included in other assets on the Company’s consolidated balance sheet

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of :

	Fair Value (Dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014
Assets
VIE and other finance receivables, at fair market value	$4,523,835	Discounted cash flow	Discount rate	2.55% - 12.60% (3.43%)

Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	45 to 344 months (219) 18.00% (18.00%)
Total Assets	$4,523,835

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,031,864	Discounted cash flow	Discount rate	0.74% - 12.32% (3.16%)
Total Liabilities	$4,031,864

	Fair Value (Dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2013
Assets
VIE and other finance receivables, at fair market value	$3,870,649	Discounted cash flow	Discount rate	2.79% - 13.69% (4.33%)

Notes receivable, at fair market value	5,610	Discounted cash flow	Discount rate	7.85% (7.85%)

Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	14 to 250 months (148) 18.50% (18.50%)
Total Assets	$3,876,259

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,431,283	Discounted cash flow	Discount rate	0.73% - 12.70% (3.94%)
Total Liabilities	$3,431,283

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 were as follows:

	VIE and other finance receivables, at fair market value	Life settlement contracts, at fair market value	Notes receivable, at fair market value	Total
	(Dollars in thousands)
Balance as of December 31, 2013	$3,870,649	$—	$5,610	$3,876,259
Total gains (losses):
Included in earnings / losses	551,756	(116)	2,098	553,738
Included in other comprehensive gain	—	—	(1,615)	(1,615)
Purchases of finance receivables	420,886	—	—	420,886
Life insurance premiums paid	—	116	—	116
Interest accreted	163,758	—	—	163,758
Payments received	(483,214)	—	(6,093)	(489,307)
Maturities	—	—	—	—
Asset distribution	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Balance as of December 31, 2014	$4,523,835	$—	$—	$4,523,835
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
December 31, 2014	$551,756	$(116)	$—	$551,640

Balance as of December 31, 2012	$3,615,188	$1,724	$8,074	$3,624,986
Total gains (losses):
Included in earnings / losses	164,823	(22)	(1,862)	162,939
Included in other comprehensive gain	—	—	1,891	1,891
Purchases of finance receivables	388,401	—	—	388,401
Life insurance premiums paid	—	241	—	241
Interest accreted	147,063	—	—	147,063
Payments received	(435,211)	—	(2,493)	(437,704)
Maturities	—	(51)	—	(51)
Asset distribution	(9,615)	(1,892)	—	(11,507)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of December 31, 2013	$3,870,649	$—	$5,610	$3,876,259
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
December 31, 2013	$164,823	$(20)	$—	$164,803

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair market value
(Dollars in thousands)
Balance as of December 31, 2013	$3,431,283
Net (gains) losses:
Included in earnings / losses	245,085
Issuances	685,436
Interest accreted	(40,000)
Repayments	(289,940)
Transfers in and/or out of Level 3	—
Balance as of December 31, 2014	$4,031,864
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
December 31, 2014	$245,332

Balance as of December 31, 2012	3,229,591
Net (gains) losses:
Included in earnings / losses	(58,968)
Issuances	624,252
Interest accreted	(46,425)
Repayments	(317,167)
Transfers in and/or out of Level 3	—
Balance as of December 31, 2013	$3,431,283
The amount of net (gains) losses for the period included in earnings attributable to the change in unrealized gains or losses relating to long- term debt still held as of:
December 31, 2013	$(34,475)

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Realized and unrealized gains and losses included in revenues in the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt	Life settlement contracts
	(Dollars in thousands)
Net gains (losses) in revenues for the year ended December 31, 2014	$306,671	$(116)

Unrealized gains (losses) for the year ended December 31, 2014 relating to assets still held as of December 31, 2014	$306,424	$(116)

Net gains (losses) in revenues for the year ended December 31, 2013	$223,791	$(22)

Unrealized gains (losses) for the year ended December 31, 2013 relating to assets still held as of December 31, 2013	$199,298	$(20)

Net gains (losses) in revenues for the year ended December 31, 2012	$261,835	$(1,757)

Unrealized gains (losses) for the year ended December 31, 2012 relating to assets still held as of December 31, 2012	$261,244	$(1,370)

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company’s financial instruments are as follows as of:

	December 31, 2014		December 31, 2013
	(Dollars in thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets
Marketable securities	$103,419	$103,419	$121,954	$121,954
VIE and other finance receivables, at fair market value	4,523,835	4,523,835	3,870,649	3,870,649
VIE and other finance receivables, net of allowance for losses (1)	123,765	131,292	126,502	132,992
Notes receivable, at fair market value	—	—	5,610	5,610
Other receivables, net of allowance for losses (1)	14,165	14,165	13,529	13,529

Financial liabilities
VIE derivative liabilities, at fair market value	75,706	75,706	70,296	70,296
VIE borrowings under revolving credit facilities and other similar borrowings (1)	21,415	19,339	42,275	41,274
VIE long-term debt (1)	176,635	181,558	147,112	150,802
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,031,864	4,031,864	3,431,283	3,431,283
Installment obligations payable (1)	103,419	103,419	121,954	121,954
Term loan payable (1)	433,904	437,183	434,184	434,184

(1)These represent financial instruments not recorded in the consolidated balance sheets at fair value.  Such financial instruments would be classified as Level 3 within the fair value hierarchy.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

6. VIE and Other Finance Receivables, at Fair Market Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 810.  Additionally, as a result of the Company including lottery winning finance receivables in its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. VIE and other finance receivables for which the fair value option was elected consist of the following as of:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Maturity value	$6,492,863	$5,917,596
Unearned income	(1,969,028)	(2,046,947)
Net carrying amount	$4,523,835	$3,870,649

Encumbrances on VIE and other finance receivables, at fair market value are as follows:

Encumbrance	December 31, 2014	December 31, 2013
	(Dollars in thousands)
VIE securitization debt (2)	$4,357,456	$3,742,218
$250 million credit facility (1)	—	—
$100 million credit facility (1)	2	11,073
$50 million credit facility (1)	—	—
$300 million credit facility (1)	—	16,681
$300 million credit facility (1)	—	7,568
$100 million permanent financing related to 2011-A (2)	64,575	41,164
Total VIE finance receivables, at fair value	4,422,033	3,818,704
Not encumbered	101,802	51,945
Total VIE and other finance receivables, at fair value	$4,523,835	$3,870,649
(1) See Note 14
(2) See Note 16

As of December 31, 2014 and 2013, the residual cash flows from the Company’s finance receivables, at fair market value, were pledged as collateral for the Residual Term Facility (Note 16). Additionally, as of December 31, 2013, the Company’s notes receivables, at fair market value, were pledged as collateral for the Residual Term Facility. The Company’s notes receivables, at fair market value, were repaid during the year ended December 31, 2014.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

As of December 31, 2014, the expected cash flows of VIE and other finance receivables, at fair market value based on maturity value for the next five years and thereafter were as follows:

Year ended December 31,	Expected cash flows
(Dollars in thousands)
2015	$492,968
2016	478,018
2017	452,471
2018	420,244
2019	403,629
Thereafter	4,245,533
Total	$6,492,863

The Company is engaged to service certain finance receivables it sells to third parties. Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s consolidated statements of operations, and for the years ended December 31, were as follows:

	2014	2013	2012
	(Dollars in thousands)
Servicing fees	$914	$948	$1,051

7. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses consist of the following as of:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Structured settlements and annuities	$76,253	$75,894
Less: unearned income	(49,270)	(49,751)
	26,983	26,143
Lottery winnings	81,169	87,495
Less: unearned income	(24,389)	(28,442)
	56,780	59,053
Pre-settlement funding transactions	57,886	56,309
Less: deferred revenue	(1,563)	(2,240)
	56,323	54,069
Attorney cost financing	1,334	2,069
Less: deferred revenue	—	—
	1,334	2,069
VIE and other finance receivables, gross	141,420	141,334
Less: allowance for losses	(10,128)	(8,342)
VIE and other finance receivables, net	$131,292	$132,992

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	December 31, 2014	December 31, 2013
	(Dollars in thousands)
VIE securitization debt (2)	$74,973	$78,575
$35 million pre-settlement credit facility (1)	30,423	25,047
$45.1 million long-term pre-settlement facility (2)	6,453	11,680
$2.5 million long-term facility (2)	1,640	2,524
Total VIE finance receivables, net of allowances	113,489	117,826
Not encumbered	17,803	15,166
Total VIE and other finance receivables, net of allowances	$131,292	$132,992
(1) See Note 14
(2) See Note 15

As of December 31, 2014, the expected cash flows of structured settlements, annuities and lottery winnings based on maturity value for the next five years and thereafter are as follows:

Year Ended December 31,	Expected cash flows
(Dollars in thousands)
2015	$16,500
2016	11,669
2017	10,757
2018	10,379
2019	10,336
Thereafter	97,781
Total	$157,422

Excluded from the above table are pre-settlement funding transactions and attorney cost financing receivable balances of $59.2 million and $58.4 million as of December 31, 2014 and 2013, which do not have specified maturity dates.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Activity in the allowance for losses for VIE and other finance receivables are as follows:

	Structured settlements and annuities	Lottery	Pre-settlement funding transactions	Attorney cost financing	Total
	(Dollars in thousands)
For the year ended December 31, 2014
Allowance for losses:
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$(283)	$(8,342)
Provision for loss	(31)	(3)	(4,772)	—	(4,806)
Charge-offs	128	—	2,997	—	3,125
Recoveries	(105)	—	—	—	(105)
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)

Individually evaluated for impairment	$(56)	$(3)	$(2,886)	$—	$(2,945)
Collectively evaluated for impairment	—	—	(6,900)	(283)	(7,183)
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,927	$56,777	$3,204	$1,051	$87,959
Collectively evaluated for impairment	—	—	43,333	—	43,333
Balance as of December 31, 2014	$26,927	$56,777	$46,537	$1,051	$131,292

For the year ended December 31, 2013
Allowance for losses:
Balance as of December 31, 2012	$(181)	$(6)	$(4,194)	$(269)	$(4,650)
Provision for loss	(86)	99	(5,694)	(14)	(5,695)
Charge-offs	225	38	1,877	—	2,140
Recoveries	(6)	(131)	—	—	(137)
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$(283)	$(8,342)

Individually evaluated for impairment	$(48)	$—	$—	$—	$(48)
Collectively evaluated for impairment	—	—	(8,011)	(283)	(8,294)
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$(283)	$(8,342)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,095	$59,053	$4,283	$—	$89,431
Collectively evaluated for impairment	—	—	41,777	1,784	43,561
Balance as of December 31, 2013	$26,095	$59,053	$46,060	$1,784	$132,992

Management makes estimates in determining the allowance for losses on finance receivables. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions and anticipated delinquencies. Because the allowance for losses is dependent on general and other economic conditions beyond the Company’s control, it is at least reasonably possible that the estimate for the allowance for losses could differ materially from the currently reported amount in the near term.

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

Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of December 31, 2014, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $14.0 million and $0.6 million,

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

respectively. As of December 31, 2013, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $11.5 million and $0.8 million, respectively.

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

The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	December 31, 2014	December 31, 2013
	(Dollars in thousands)
2009	$2,618	$4,578
2010	4,251	5,740
2011	6,938	10,915
2012	10,687	17,527
2013	11,335	17,549
2014	22,057	—
Total	$57,886	$56,309

Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing of $9.8 million and $0.3 million as of December 31, 2014, respectively, and $8.0 million and $0.3 million as of December 31, 2013, respectively.

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(Dollars in thousands)
December 31, 2014
Structured settlements and annuities	$6	$12	$208	$226	$26,701	$26,927	$—
Lottery winnings	2	6	120	128	56,649	$56,777	—
Total	$8	$18	$328	$354	$83,350	$83,704	$—

December 31, 2013
Structured settlements and annuities	$4	$1	$62	$67	$26,028	$26,095	$—
Lottery winnings	—	—	18	18	59,035	59,053	—
Total	$4	$1	$80	$85	$85,063	$85,148	$—

Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

8. Other Receivables, net of Allowance for Losses

Other receivables include the following as of:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Advances receivable	$2,406	$3,146
Notes receivable	8,038	7,317
Tax withholding receivables on lottery winnings	1,209	1,992
Due from affiliates	376	271
Other	2,340	1,046
Other receivables, gross	14,369	13,772
Less allowance for losses	(204)	(243)
Other Receivables, net of allowances	$14,165	$13,529

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

Activity in the allowance for doubtful accounts for other receivables for the following years ended was as follows:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Beginning balance	$(243)	$(276)
Reversal of provision for losses	39	8
Recoveries	—	—
Other	—	25
Ending balance	$(204)	$(243)

9. Life Settlement Contracts, at Fair Market Value

Information about life settlement contracts, all of which are reported at fair value as of December 31, 2014 and 2013, and are included in other assets in the Company’s consolidated balance sheets based on estimated remaining life expectancy, for each of the next five years and thereafter and in the aggregate, as of December 31, 2014, are as follows:

Year ended December 31,	Number of Contracts	Carrying Value	Face Value
		(Dollars in thousands)
2015	—	$—	$—
2016	—	—	—
2017	—	—	—
2018	1	—	500
2019	—	—	—
Thereafter	26	—	8,044
Total	27	$—	$8,544

Key assumptions in measuring the fair value of life settlement contracts were as follows:

	December 31, 2014	December 31, 2013
Discount rate	18.00%	18.50%
Life expectancies range (months)	45 to 344	14 to 250
Average life expectancy (months)	219	148

The Company is required to pay certain life insurance premiums to keep the life settlement contracts in force. Premiums are required to be paid throughout the life of the insured. As of December 31, 2014, the anticipated amount of life insurance premiums to be paid by the Company for the next 5 years are as follows:

Year Ended December 31,	Premium Payments
(Dollars in thousands)
2015	$173
2016	152
2017	163
2018	177
2019	196
Total	$861

The Company recorded fair market value losses in the amount of $0.1 million, $0 and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. There were no encumbrances on life settlement contracts as of December 31, 2014, 2013 and 2012.

In prior years, the Company provided liquidity to persons or entities that owned life insurance policies by facilitating the sale of their policies to affiliates or third-party investors. In addition, the Company performed subservicing functions related to mortality tracking, monthly reporting, payment of premiums, and collection and distribution of insurance proceeds. The Company suspended facilitating the sale of life insurance policies and performing subservicing functions during the year ended December 31, 2013. For the years ended December 31, 2014, 2013 and 2012, the Company earned $0, $0.9 million and $1.8 million, respectively, for subservicing fees from these affiliates.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

10. Fixed Assets and Leasehold Improvements

Fixed assets and leasehold improvements include the following as of:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Computer software and equipment	$5,372	$3,222
Furniture, fixtures and equipment	3,323	2,964
Leasehold improvements	1,033	985
Software development costs and assets not put in service	6	485
Total fixed assets at cost	9,734	7,656
Less accumulated depreciation	(5,976)	(4,544)
Fixed assets, net of accumulated depreciation	$3,758	$3,112

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

Depreciation of fixed assets is included in depreciation and amortization in the Company’s consolidated statements of operations. Depreciation expense for the years ended December 31, 2014, 2013 and 2012, which includes amortization of assets recorded under capital leases, was $1.7 million, $2.2 million and $1.6 million, respectively.

11. Intangible Assets

Intangible assets subject to amortization include the following as of:

	December 31, 2014		December 31, 2013
	(Dollars in thousands)
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Database	$4,609	$(4,011)	$4,609	$(3,623)
Customer relationships	18,844	(14,114)	18,844	(12,491)
Domain names	1,635	(327)	1,585	(167)
Non-compete agreements	1,821	(1,821)	1,821	(1,500)
Intangible assets subject to amortization	$26,909	$(20,273)	$26,859	$(17,781)

As of December 31, 2014 and 2013, the carrying value of the Company’s unamortized trade name is $38.8 million.  As of December 31, 2014, estimated future amortization expense for amortizable intangible assets for the next five years and thereafter are as follows:

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2015	$1,663
2016	1,256
2017	1,127
2018	1,127
2019	646
Thereafter	817
Total	$6,636

Amortization of assets is included in depreciation and amortization in the Company’s consolidated statements of operations. Amortization expense for the years ended December 31, 2014, 2013 and 2012, was $2.5 million, $3.5 million and $4.7 million, respectively.

12. Debt Issuance Costs

Debt issuance costs capitalized and included in other assets in the Company’s consolidated balance sheets consist of the following as of:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Debt issuance costs	$44,023	$43,694
Less: accumulated amortization	(14,139)	(6,418)
Unamortized debt issuance costs	$29,884	$37,276

Amortization expense for debt issuance costs capitalized and recorded in other assets for the years ended December 31, 2014, 2013 and 2012 was $7.7 million, $5.7 million and $1.4 million, respectively, and is included in interest expense in the Company’s consolidated statements of operations.

Debt issuance costs related to VIE long-term debt issued by securitization and permanent financing trusts, at fair market value are expensed as incurred and included in debt issuance expense in the Company’s consolidated statements of operations, and were as follows:

	2014	2013	2012
	(Dollars in thousands)
Debt issuance costs related to securitizations	$8,683	$8,930	$9,124

13. Operating and Capital Leases

The Company has commitments under operating leases, principally for office space, with various expiration dates through 2022.  As of December 31, 2014, the following summarizes future minimum lease payments due under non-cancelable operating leases for the next five years and thereafter are as follows:

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Year Ended December 31,	Operating Leases
(Dollars in thousands)
2015	$1,764
2016	1,775
2017	1,727
2018	1,770
2019	1,815
Thereafter	5,223
Total	$14,074

Rent expense for office and equipment is included in general and administrative expense in the Company’s consolidated statements of operations and was as follows for the years ended December 31:

	2014	2013	2012
	(Dollars in thousands)
Rent expense	$1,695	$3,152	$2,007

As of December 31, 2014 the Company has no future commitments for capital lease obligations.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

14. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

VIE borrowings under revolving credit facilities and other similar borrowings on the consolidated balance sheets consist of the following as of:

	Entity	December 31, 2014	December 31, 2013
	(Dollars in thousands)
$100 million variable funding note facility with interest payable monthly at 9.0%, collateralized by JGW-S III, LLC ("JGW-S III") structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee of 1.00% per annum for the undrawn balance of its line of credit.	JGW-S III	$—	$7,535

$50 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.42% at December 31, 2014 and 3.42% as of December 31, 2013) maturing on October 2, 2016, collateralized by JGW IV, LLC ("JGW IV") structured settlements and annuity receivables. JGW IV is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW IV	6	—

$300 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.17% and 3.26% at December 31, 2014 and 3.17% and 3.29% at December 31, 2013). Tranche B rate is 5.5% plus LIBOR (5.67% at December 31, 2014 and 5.67% at December 31, 2013). The facility matures on July 24, 2016 and is collateralized by JGW V, LLC ("JGW V") structured settlements and annuity receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	—	10,985

$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (2.92% at December 31, 2014 and 2.95% at December 31, 2013), maturing on November 15, 2016, collateralized by JGW VII, LLC ("JGW VII") structured settlements and annuity receivables. JGW VII is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW VII	—	5,769

$35 million multi class credit facility with interest payable monthly as follows: Class A rate comprises the lender's "prime rate" plus 1.00%, subject to a floor of 4.50% (4.50% as of December 31, 2014 and 2013). Class B rate comprises the Class A rate plus 1.00% (5.50% as of December 31, 2014 and 2013). The facility matures December 31, 2015 and is collateralized by certain pre-settlement receivables. Peach One is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	19,333	16,985
Total VIE borrowings under revolving credit facilities and other similar borrowings		$19,339	$41,274

Interest expense, including unused fees, for the years ended December 31, 2014, 2013 and 2012 related to borrowings under revolving credit facilities and other similar borrowings was $9.0 million, $9.9 million and $9.4 million, respectively.

The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of December 31, 2014 and 2013 was 4.63% and 4.81%, respectively.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

15. VIE Long-Term Debt

The VIE long-term debt consisted of the following as of:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
PLMT Permanent Facility	$44,277	$47,267
Residual Term Facility	107,043	68,785
Long-Term Pre-settlement Facility	8,884	12,435
2012-A Facility	1,357	2,276
LCSS Facility (2010-C)	12,838	12,880
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$181,558	$150,802

PLMT Permanent Facility

The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The loan matures on October 30, 2040.

The debt agreement with the counterparty requires Peachtree Lottery Master Trust (“PLMT”)  to hedge each lottery receivable with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are recorded at fair value in VIE derivative liabilities, at fair market value on the consolidated balance sheets.

Residual Term Facility

In September 2011 and August 2012, the Company issued term debt of $56.0 million and $14.0 million, respectively ("the Residual Term Facility"). The Residual Term Facility is collateralized by the cash flows from securitization residuals related to certain securitizations and by notes receivable that were fully repaid in June 2014. Initially, interest on the Residual Term Facility was payable at 8.0% until September 15, 2018 and 9.0% thereafter. The $56.0 million term debt and the $14.0 million were to mature on September 15, 2018 and September 15, 2019, respectively. Principal payments from collateral cash flows began on September 15, 2013 and were scheduled to continue until maturity. In addition, the $56.0 million term debt required minimum annual principal payments of $5.5 million beginning on September 15, 2015 and continuing until maturity. Moreover, the $14.0 million term debt required minimal annual principal payments of $2.0 million beginning on September 15, 2014 and continuing until maturity.

In May 2014, the Company amended the terms of the Residual Term Facility to increase the principal balance from $70.0 million to $110.0 million, reduce the interest rate to 7.0% per annum, payable monthly, and eliminate the requirement of minimum annual principal payments. In connection with the amendment of the Residual Term Facility, the Company paid $3.1 million in amendment, legal and other fees,$2.4 million of which was capitalized and the remaining $0.7 million was expensed and included in the Company's consolidated statement of operations. The Residual Term Facility matures on May 15, 2021.

Long-Term Pre-settlement Facility

In 2011, the Company issued three fixed rate notes totaling $45.1 million, of which, $8.9 million and $12.4 million principal amount remains outstanding as of and December 31, 2014 and 2013, respectively. Interest accrues on the notes at a rate of 9.25% per annum with interest and principal payable monthly from the cash receipts of collateralized pre-settlement funding transactions. The notes mature on June 6, 2016.

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

Long-term Debt for Life Contingent Structured Settlements (2010-C & 2010-D)

Long-term Debt (2010-C)

In November 2010, the Company issued a private asset class securitization note registered under Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”). The 2010-C bond issuance of $12.9 million is collateralized by life-contingent structured settlements, accrues interest at 10% per annum and matures on March 15, 2039.

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.

Long-term Debt (2010-D)

In December 2010, the Company paid $0.2 million to purchase the membership interests of LCSS, LLC from JLL Partners. LCSS, LLC owns 100% of the membership interests of LCSS II, LLC which owns 100% of the membership interests of LCSS III. In November 2010, LCSS III issued $7.2 million long-term debt 2010-D collateralized by life-contingent structured settlements.   2010-D accrues interest at 10% per annum and matures on July 15, 2040.

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.

As of December 31, 2014, estimated principal payments on VIE long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	Estimated Principal Payments
(Dollars in thousands)
2015	$6,692
2016	6,777
2017	6,749
2018	6,676
2019	7,093
Thereafter	147,809
Total	$181,796

Excluded from the above table is a debt balance of $8.9 million as of December 31, 2014 which does not have specified due principal payments as the timing of those payments depend on collections of the underlying collateral pre-settlement funding transactions.

Interest expense for the years ended December 31, 2014, 2013 and 2012 related to VIE long-term debt were $14.9 million, $14.7 million and $15.4 million, respectively.

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

During the year ended December 31, 2014, the Company completed three asset securitization transactions that were registered according to Rule 144A. The following table summarizes these securitization SPE transactions:

	2014-3	2014-2	2014-1
	(Bond proceeds in $ millions)
Issue date	11/25/2014	7/23/2014	2/18/2014
Bond proceeds	$207.4	$227.4	$233.9
Receivables securitized	2,169	3,744	4,128
Deal discount rate	3.86%	3.95%	4.24%
Retained interest %	5.50%	5.50%	6.00%
Class allocation (Moody’s)
Aaa	84.75%	84.00%	85.25%
Baa2	9.75%	10.50%	8.75%

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The following table summarizes notes issued by securitization trusts as of December 31, 2014 and 2013 for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value in the Company’s consolidated balance sheets:

Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2014	Outstanding Principal as of December 31, 2013	Stated Rate	Fair Value as of December 31, 2014	Fair Value as of December 31, 2013
			(Dollars in thousands)			(Dollars in thousands)
321 Henderson Receivables I, LLC	2002-A	11/15/2029	$—	$8,197	4.74%	$—	$8,657
321 Henderson Receivables I, LLC	2003-A	11/15/2033	18,144	21,830	4.86%	19,642	23,846
321 Henderson Receivables I, LLC	2004-A A-1	9/15/2045	32,628	40,734	Libor+0.35%	33,783	40,744
321 Henderson Receivables I, LLC	2004-A A-2	9/15/2045	19,286	20,010	5.54%	21,023	21,339
321 Henderson Receivables I, LLC	2005-1 A-1	11/15/2040	58,735	73,269	Libor+0.23%	60,895	71,972
321 Henderson Receivables I, LLC	2005-1 A-2	11/15/2046	36,794	37,858	5.58%	39,374	38,136
321 Henderson Receivables I, LLC	2005-1 B	10/15/2055	2,242	2,307	5.24%	2,343	2,275
321 Henderson Receivables II, LLC	2006-1 A-1	3/15/2041	15,571	20,976	Libor+0.20%	16,376	20,997
321 Henderson Receivables II, LLC	2006-1 A-2	3/15/2047	18,074	18,635	5.56%	19,847	19,335
321 Henderson Receivables II, LLC	2006-2 A-1	6/15/2041	18,859	23,621	Libor+0.20%	20,009	23,189
321 Henderson Receivables II, LLC	2006-2 A-2	6/15/2047	20,395	20,930	5.93%	22,484	21,481
321 Henderson Receivables II, LLC	2006-3 A-1	9/15/2041	21,361	25,902	Libor+0.20%	22,604	25,617
321 Henderson Receivables II, LLC	2006-3 A-2	9/15/2047	26,343	26,543	5.60%	28,861	26,766
321 Henderson Receivables II, LLC	2006-4 A-1	12/15/2041	19,719	23,842	Libor+0.20%	20,608	23,491
321 Henderson Receivables II, LLC	2006-4 A-2	12/15/2047	21,133	21,424	5.43%	22,907	20,997
321 Henderson Receivables II, LLC	2007-1 A-1	3/15/2042	32,994	38,248	Libor+0.20%	33,431	35,818
321 Henderson Receivables II, LLC	2007-1 A-2	3/15/2048	17,220	17,598	5.59%	17,681	16,843
321 Henderson Receivables II, LLC	2007-2 A-1	6/15/2035	37,592	41,544	Libor+0.21%	36,730	35,473
321 Henderson Receivables II, LLC	2007-2 A-2	7/16/2040	17,041	17,289	6.21%	16,806	16,520
321 Henderson Receivables II, LLC	2007-3 A-1	10/15/2048	59,378	64,936	6.15%	70,026	69,777
321 Henderson Receivables III, LLC	2008-1 A	1/15/2044	56,186	63,988	6.19%	66,265	75,044
321 Henderson Receivables III, LLC	2008-1 B	1/15/2046	3,235	3,235	8.37%	4,790	4,268
321 Henderson Receivables III, LLC	2008-1 C	1/15/2048	3,235	3,235	9.36%	4,971	4,163
321 Henderson Receivables III, LLC	2008-1 D	1/15/2050	3,529	3,529	10.81%	5,828	4,860
321 Henderson Receivables IV, LLC	2008-2 A	11/15/2037	70,210	76,855	6.27%	84,357	88,573
321 Henderson Receivables IV, LLC	2008-2 B	3/15/2040	6,194	6,194	8.63%	9,296	7,491
321 Henderson Receivables V, LLC	2008-3 A-1	6/15/2045	49,385	53,694	8.00%	66,074	68,155
321 Henderson Receivables V, LLC	2008-3 A-2	6/15/2045	6,104	6,637	8.00%	8,045	8,154
321 Henderson Receivables V, LLC	2008-3 B	3/15/2051	4,695	4,695	10.00%	6,642	5,342
321 Henderson Receivables VI, LLC	2010-1 A-1	7/15/2059	138,254	152,587	5.56%	159,918	173,907
321 Henderson Receivables VI, LLC	2010-1 B	7/15/2061	24,661	26,470	9.31%	32,595	33,559

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2014	Outstanding Principal as of December 31, 2013	Stated Rate	Fair Value as of December 31, 2014	Fair Value as of December 31, 2013
			(Dollars in thousands)			(Dollars in thousands)
JG Wentworth XXI, LLC	2010-2 A	1/15/2048	59,582	66,831	4.07%	64,313	71,443
JG Wentworth XXI, LLC	2010-2 B	1/15/2050	8,506	8,914	7.45%	10,368	10,590
JG Wentworth XXII, LLC	2010-3 A	10/15/2048	115,400	131,690	3.82%	123,222	139,382
JG Wentworth XXII, LLC	2010-3 B	10/15/2050	16,770	17,009	6.85%	19,893	19,457
JG Wentworth XXIII, LLC	2011-1 A	10/15/2056	176,119	193,099	4.89%	196,934	203,018
JG Wentworth XXIII, LLC	2011-1 B	10/15/2058	21,212	21,212	7.68%	26,981	24,424
JGWPT XXIV, LLC	2011-2 A	1/15/2063	147,406	157,977	5.13%	167,703	165,749
JGWPT XXIV, LLC	2011-2 B	1/15/2065	15,580	15,580	8.54%	21,286	18,882
JGWPT XXV, LLC	2012-1 A	2/16/2065	182,576	195,431	4.21%	197,497	195,181
JGWPT XXV, LLC	2012-1 B	2/15/2067	20,564	20,564	7.14%	26,088	23,012
JGWPT XXVI, LLC	2012-2 A	10/15/2059	128,310	136,962	3.84%	134,860	132,465
JGWPT XXVI, LLC	2012-2 B	10/17/2061	13,985	13,985	6.77%	17,391	15,172
JGWPT XXVII, LLC	2012-3 A	9/15/2065	164,533	176,599	3.22%	166,033	164,682
JGWPT XXVII, LLC	2012-3 B	9/15/2067	17,181	17,181	6.17%	20,500	17,910
JGWPT XXVIII, LLC	2013-1 A	4/15/2067	180,695	192,104	3.22%	181,767	177,316
JGWPT XXVIII, LLC	2013-1 B	4/15/2069	18,589	18,589	4.94%	20,280	17,379
JGWPT XXIX, LLC	2013-2 A	3/15/2062	150,541	156,815	4.21%	162,561	154,903
JGWPT XXIX, LLC	2013-2 B	3/17/2064	14,985	14,985	5.68%	17,277	14,756
JGWPT XXX, LLC	2013-3 A	1/17/2073	183,987	193,197	4.08%	196,867	190,531
JGWPT XXX, LLC	2013-3 B	1/15/2075	18,248	18,248	5.54%	20,832	17,900
JGWPT XXXI, LLC	2014-1 A	3/15/2063	208,739	—	3.96%	221,453	—
JGWPT XXXI, LLC	2014-1 B	3/15/2065	21,776	—	4.94%	23,679	—
JGWPT XXXII, LLC	2014-2 A	1/17/2073	201,649	—	3.61%	207,410	—
JGWPT XXXII, LLC	2014-2 B	1/15/2075	25,284	—	4.48%	26,221	—
JGWPT XXXIII, LLC	2014-3 A	6/15/2077	185,884	—	3.50%	187,783	—
JGWPT XXXIII, LLC	2014-3 B	6/15/2079	21,408	—	4.40%	21,684	—
Structured Receivables Finance #1, LLC	2004-A A	5/15/2028	—	2,895	4.06%	—	2,952
Structured Receivables Finance #1, LLC	2004-A B	5/15/2028	7,196	7,832	7.50%	7,846	8,909
Structured Receivables Finance #2, LLC	2005-A A	5/15/2025	13,108	18,142	5.05%	14,031	19,617
Structured Receivables Finance #2, LLC	2005-A B	5/15/2025	9,141	10,030	6.95%	10,764	11,940
Peachtree Finance Company #2, LLC	2005-B A	4/15/2048	15,979	21,676	4.71%	16,912	23,212
Peachtree Finance Company #2, LLC	2005-B B	4/15/2048	5,471	5,933	6.21%	6,161	6,706
Structured Receivables Finance #3, LLC	2006-A A	1/15/2030	30,496	36,858	5.55%	34,037	41,489
Structured Receivables Finance #3, LLC	2006-A B	1/15/2030	9,294	10,224	6.82%	11,118	11,826
Structured Receivables Finance 2006-B, LLC	2006-B A	3/15/2038	41,959	46,486	5.19%	47,413	52,276
Structured Receivables Finance 2006-B, LLC	2006-B B	3/15/2038	7,922	8,425	6.30%	9,245	8,899
Structured Receivables Finance 2010-A, LLC	2010-A A	1/16/2046	65,773	75,258	5.22%	74,239	84,777
Structured Receivables Finance 2010-A, LLC	2010-A B	1/16/2046	11,567	12,355	7.61%	14,714	14,251
Structured Receivables Finance 2010-B, LLC	2010-B A	8/15/2036	51,681	59,622	3.73%	54,968	62,977
Structured Receivables Finance 2010-B, LLC	2010-B B	8/15/2036	13,932	14,000	7.97%	18,360	16,637

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Total	$3,462,225	$3,063,520	$3,774,902	$3,177,409

In connection with its 2014-2 securitization, the Company repaid in September 2014 approximately $6.1 million of long term debt issued by 2002-A and recorded a gain on debt extinguishment of approximately $0.3 million.

Permanent financing facilities

The following table summarizes notes issued by permanent financing facilities as of December 31, 2014 and 2013, respectively, for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value on the consolidated balance sheets:

Securitization VIE Issuer	Maturity Date	Note(s)	Outstanding Principal as of December 31, 2014	Stated Rate	Fair Value as of December 31, 2014
			(Dollars in thousands)		(Dollars in thousands)
JGW-S LC II	8/15/2040	2011-A	$56,114	12.63%	$56,114
PSS	7/14/2033	—	168,018	Libor + 1%	161,004
Crescit	6/15/2039	—	29,823	8.10%	39,844
Total			$253,955		$256,962

Securitization VIE Issuer	Maturity Date	Note(s)	Outstanding Principal as of December 31, 2013	Stated Rate	Fair Value as of December 31, 2013
			(Dollars in thousands)		(Dollars in thousands)
JGW-S LC II	8/15/2040	2011-A	$39,598	12.70%	$39,598
PSS	7/14/2033	—	184,304	Libor + 1%	172,184
Crescit	6/15/2039	—	33,012	8.10%	42,097
Total			$256,914		$253,879

In connection with its 2013-3 securitization, the Company repaid in October 2013 approximately $64.0 million of long term debt issued by Structured Receivables Finance #6, LLC and recorded a gain on debt extinguishment of approximately $22.1 million. As a result of the repayment of debt, the Company was required to pay approximately $3.4 million in various prepayment fees and approximately $4.5 million for hedge breakage costs that were included in gain on extinguishment of debt, net in the Company’s consolidated statements of operations.

On March 18, 2014, the Company amended the terms of its $50.0 million permanent financing facility related to the 2011-A note issued by JGW-S LC II, LLC to increase the maximum borrowing capacity to $100.0 million.

Future repayment of VIE long-term debt issued by securitization trusts and permanent financing facilities is dependent on the receipt of cash flows from the corresponding encumbered VIE finance receivables at fair market value (Note 6). As of December 31, 2014, estimated maturities for VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair market value, for the next five years and thereafter are as follows:

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Year Ending December 31,	Estimated Maturities
(Dollars in thousands)
2015	$301,975
2016	290,784
2017	278,548
2018	257,567
2019	248,368
Thereafter	2,338,938
Total	$3,716,180

Interest expense for the years ended December 31, 2014, 2013 and 2012 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair market value, were $136.6 million, $120.4 million and $119.2 million, respectively.

17. Term Loan Payable

In connection with the Company’s merger with OAC and its subsidiaries on July 12, 2011 (the “OAC Merger”), the Company assumed OAC’s term loan payable in the amount of $176.5 million, with interest payable at Eurodollar base rate plus applicable and additional margins (8.75% as of December 31, 2012), which was scheduled to mature on November 21, 2013 (the “Term Loan”). Interest expense relating to the Term Loan for the years ended December 31, 2014, 2013, and 2012 was $0, $1.4 million and $14.5 million, respectively.

On February 8, 2013, the Term Loan was refinanced with a new senior secured credit facility (the “Credit Facility”) that consisted of a $425.0 million term loan (the “New Term Loan”) and a $20.0 million revolving commitment maturing in February 2019 and August 2017, respectively. Certain of the Company's subsidiaries are guarantors of the Credit Facility. Substantially all of the non-securitized and non-collateralized assets of certain of the Company's subsidiaries were pledged as security for the repayment of borrowings outstanding under the Credit Facility. In connection with the issuance of the Credit Facility, the Company paid approximately $15.0 million in amendment, legal and other fees during the three months ended March 31, 2013.

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

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds, to comply with a maximum total leverage ratio. As of December 31, 2014 and 2013, there were no outstanding borrowings under the revolving commitment and, as a result, the maximum total leverage ratio requirement was not applicable. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including mergers and acquisitions, incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities. In addition, the Credit Facility limits, with certain exceptions, certain of the Company’s subsidiaries from making cash dividends and loans to the Company. As a result, approximately $79.9 million of the Company’s $253.6 million and $78.2 million of the Company's $173.4 million in stockholders’ equity as of December 31, 2014 and 2013, respectively, was free of limitations on the payment of dividends.

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

On December 6, 2013, the Company repaid $123.0 million of its New Term Loan from the proceeds of its IPO and amended the terms of the Credit Facility. The amendment, among other things: (i) reduced the applicable margin on the initial term loans from 7.50% to 6.00% for Eurodollar loans and from 6.50% to 5.00% for Base Rate loans, and (ii) reduced the interest rate floor on the initial term loans from 1.50% to 1.00% for Eurodollars loans and from 2.50% to 2.00% for Base Rate loans. As of December 31, 2014, the New Term Loan’s interest rate was 7.0%. In connection with the repayment and amendment of the New Term Loan, the Company paid approximately $13.1 million in amendment, legal and other fees. Additionally, as a result of the Company’s repayment, the principal amount of the New Term Loan outstanding was $449.5 million as of December 31, 2014 and 2013. There are no further principal payments due on the New Term Loan until its maturity in February 2019.

Interest expense relating to the New Term loan for the years ended December 31, 2014 and 2013 was approximately $40.4 million and $46.6 million, respectively.

18. Derivative Financial Instruments

The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities. Hedge accounting has not been applied to any of the Company’s interest rate swaps.

As of December 31, 2014, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. However, during the years ended December 31, 2014, 2013 and 2012 and in connection with its securitizations, the Company terminated $46.5 million, $112.9 million, and $179.7 million of interest rate swap notional value, respectively. The total gain (loss) on the termination of these interest rate swaps for the years ended December 31, 2014, 2013 and 2012 was $(0.6) million, $0.2 million, and ($2.3) million, respectively. These gains (losses) were recorded in gain (loss) on swap terminations, net in the Company’s consolidated statements of operations. The unrealized gain for these swaps for all three of the years ended December 31, 2014, 2013 and 2012 was $0 million.

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain long-term debt issued by securitization and permanent financing trusts (Note 16).  As of December 31, 2014, the Company had 8 outstanding swaps with total notional amounts of approximately $237.5 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of December 31, 2014, the term of these interest rate swaps range from approximately 8 to approximately 21 years. For the years ended December 31, 2014, 2013 and 2012, the amount of unrealized gain recognized was $2.4 million, $24.5 million and $7.8 million, respectively. These gains were recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s consolidated statements of operations.

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC, a permanent financing VIE (“PSS”) (Note 16), and PLMT (Note 15).  As of December 31, 2014, the Company had 154 outstanding swaps with total notional amount of approximately $229.9 million.  The Company pays fixed rates ranging from 4.70% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of December 31, 2014, the term of the interest rate swaps for PSS and PLMT range from approximately 1 month to approximately 20 years.  For the years ended December 31, 2014, 2013 and 2012 the amount of unrealized gain (loss) recognized was $(8.1) million, $26.6 million and $1.1 million, respectively. These gains (losses) included in unrealized gains on VIE and other finance receivables, long term debt and derivatives in the Company’s consolidated statements of operations.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The notional amounts and fair values of interest rate swaps as of December 31, 2014 and 2013 are as follows:

Entity	Securitization	Notional as of December 31, 2014	Fair Market Value as of December 31, 2014	Notional as of December 31, 2013	Fair Market Value as of December 31, 2013
		(Dollars in thousands)
321 Henderson I, LLC	2004-A A-1	$32,628	$(3,019)	$40,734	$(3,745)
321 Henderson I, LLC	2005-1 A-1	58,735	(7,435)	73,269	(8,559)
321 Henderson II, LLC	2006-1 A-1	15,571	(1,509)	20,976	(2,137)
322 Henderson II, LLC	2006-2 A-1	18,859	(2,718)	23,620	(3,202)
323 Henderson II, LLC	2006-3 A-1	21,361	(2,475)	25,902	(3,023)
324 Henderson II, LLC	2006-4 A-1	19,719	(2,056)	23,842	(2,643)
325 Henderson II, LLC	2007-1 A-2	32,994	(5,624)	39,364	(5,159)
326 Henderson II, LLC	2007-2 A-3	37,592	(8,966)	41,544	(8,015)
JGW V, LLC	—	—	—	10,985	16
PSS	—	176,943	(31,807)	192,444	(25,120)
PLMT	—	52,907	(10,097)	56,942	(8,709)
Total		$467,309	$(75,706)	$549,622	$(70,296)

19. Income Taxes

The Corporation is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of JGW LLC’s pre-tax income. JGW LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes. As a result, the Company's consolidated financial statements do not reflect a benefit or provision for income taxes for JGW LLC for periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interest in JGW LLC.

The Company's provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012, respectively, consists of the following:

	For the year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current:
Federal	$107	$177	$1
State	10	35	—
	117	212	1

Deferred:
Federal	15,313	1,990	(195)
State	5,710	344	(33)
	21,023	2,334	(228)
Income tax provision (benefit)	$21,140	$2,546	$(227)

The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

	For the year ended December 31,
	2014	2013	2012
Federal	35.0%	35.0%	35.0%
Income passed through to Non-Corporate members	(18.9)%	(35.1)%	(35.2)%
Permanent Items	0.7%	0.2%	—
State Income Tax	3.4%	(0.1)%	—
Valuation Allowance	(2.0)%	3.9%	—
Other	(0.3)%	—	—
Effective tax rate	17.9%	3.9%	(0.2)%

The Company’s overall effective tax rate is less than the statutory rate due primarily to the fact that a portion of JGW LLC’s income is allocated to the non-controlling interests. Accordingly, a portion of the Company’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes.

The increase in the Company’s overall effective tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013 was predominantly the result of the allocation of income from JGW LLC to the Corporation for all of 2014. For the year ended December 31, 2013, the Corporation was only allocated taxable income for the period after the IPO. The Company’s share of JGW LLC’s income also increased as a result of Common Interestholders having exchanged their Common Interests for shares of Class A common stock during the year ended December 31, 2014. The Company’s effective rate increases as additional exchanges occur because the portion of JGW LLC’s income attributable to the Corporation increases which consequently increases taxable income. The effect of JGW LLC’s Common Interest exchanges is partially offset by the Corporation’s repurchases of its Class A Common stock. Anytime the Corporation repurchases shares of its Class A common stock, JGW LLC enters into an equivalent Common Interests transaction with the Corporation. The effect of these repurchases decreases the Corporation’s ownership in JGW LLC which accordingly, decreases the portion of JGW LLC’s income attributable to the Corporation.

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

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Deferred tax assets:
Swap liability	$974	$840
Net operating loss carryforwards	46,856	5,523
Total deferred tax assets	47,830	6,363
Valuation allowance	(216)	(2,553)
Total deferred tax assets, net	47,614	3,810

Deferred tax liabilities:
Basis difference in partnership	78,842	2,538
Lottery winnings	1,940	164
Lottery fair market value adjustments	1,140	973
Other	178	13
Total deferred tax liabilities	82,100	3,688
Deferred tax liabilities, net	$(34,486)	$122

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

As of December 31, 2014, the Company has federal and state income tax net operating loss carry forwards of $110.8 million and $110.8 million, respectively, which will expire at various dates from 2032 through 2034.

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. The Company assesses available positive and negative evidence to determine if it is more likely than not that it will be able to realize its deferred tax assets prior to expiration. As of December 31, 2014 and 2013, the Company recorded valuation allowances in the amount of $0.2 million and $2.6 million, respectively, against the portion of its federal and state net operating losses associated with the Company that it has determined are not more likely than not of being realized. During the year ended December 31, 2014, the Company reduced the valuation allowance applied against its net operating loss carryforwards by $2.6 million based on future taxable income resulting from the Blocker Merger (Note 2).

As of December 31, 2014 and 2013, the Company had no gross unrecognized tax benefits. The Company does not expect any material increase or decrease in its gross unrecognized tax benefits during the next twelve months.  If and when the Company does record unrecognized tax benefits in the future, any interest and penalties related to these unrecognized tax benefits will be recorded in the income tax expense line in the applicable statement of operations.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2014, the Company and its subsidiaries’ U.S. federal income tax returns for the years 2011 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 through 2014. Currently, no tax authorities are auditing the Company on any income tax matters.

20. Installment Obligations Payable

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

The actual maturities of the obligations depend on, among other things, the obligees’ designated payment schedules, the performance of the obligees’ index choices and the extent to which the obligees have taken any unscheduled installment payments. As of December 31, 2014, estimated maturities for the next five years and thereafter are as follows:

Year Ended December 31,	Estimated Maturities
(Dollars in thousands)
2015	$14,515
2016	16,752
2017	14,003
2018	11,591
2019	8,759
Thereafter	37,799
Total	$103,419

21. Stockholders’ Equity

Refer to Note 2 for a description of the IPO and associated reorganization of the Company.

The Corporations' authorized capital stock consists of 500,000,000 shares of Class A common stock, par value $.00001 per share, 500,000,000 shares of Class B common stock, par value $.00001 per share, 500,000,000 shares of Class C common stock, par value $.00001 per share, and 100,000,000 shares of blank check preferred stock.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

As of December 31, 2014, there were 15,021,147 shares of Class A common stock issued and 14,420,392 shares outstanding. Additionally, there were 9,963,750 shares of Class B common stock issued and outstanding as of December 31, 2014. There were no shares of Class C common stock issued or outstanding as of December 31, 2014.

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

During the year ended December 31, 2014, the Company repurchased 458,705 shares of Class A common stock for an aggregate purchase price of $4.5 million, or $9.74 per share, pursuant to the Stock Repurchase Program. The repurchased shares are classified as treasury stock at cost on the Company’s consolidated balance sheets.

Additionally, in connection the Blocker Merger (Note 2), the Company received 185,561 shares of the Company's Class A common stock, 47,440 of which was immediately canceled by the Company. The remaining 138,121 shares are classified as treasury stock at cost on the Company's consolidated balance sheet.

Class A Common Stock

Holders of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to share ratably (based on the number of shares of Class A common stock held) if and when any dividend is declared by the Corporation's board of directors. Upon dissolution, liquidation or winding up, holders of Class A common stock are entitled to a pro rata distribution of any assets available for distribution to common stockholders, and do not have preemptive, subscription, redemption or conversion rights.

Class B Common Stock

Shares of Class B common stock will only be issued in the future to the extent that additional Common Interests are issued by JGW LLC, in which case the Corporation would issue a corresponding number of shares of Class B common stock.

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

Class C Common Stock

Holders of Class C common stock generally are not entitled to vote on any matters. Holders of Class C common stock are entitled to share ratably (based on the number of shares of Class C common stock held) if and when any dividend is declared by the Corporation's board of directors. Upon dissolution, liquidation or winding up, holders of Class C common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders (except the de minimis par value of the Class B common stock), and do not have preemptive rights to purchase additional shares of Class C common stock.

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

Preferred Stock

The Corporation's certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of December 31, 2014.

Warrants Issued to PGHI Corp.

In connection with the IPO and restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were canceled and holders received in-exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share.  All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. None of the warrants were exercised during the years ended December 31, 2014 and 2013.

JGW LLC Operating Agreement

Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Corporation) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the year ended December 31, 2014, 3,123,517 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 3,123,517 shares of the Class A common stock pursuant to the operating agreement. An additional 715,916 Common Interests in JGW LLC and an equal number of shares of Class B common stock were exchanged for 715,916 shares of Class A common stock during the year ended December 31, 2014 in connection with the Blocker Merger (Note 2).

Amounts Reclassified Out of Accumulated Other Comprehensive Income

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. During the years ended December 31, 2014 and 2013, the Company recorded the following reclassifications out of accumulated other comprehensive income:

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

For the year ended December 31,	Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income	Affected line item in the consolidated statement of operations
		(Dollars in thousands)
2014	Unrealized gains and losses on available-for-sale securities	$2,098	Realized gain (loss) on notes receivable, at fair value
2013	Unrealized gains and losses on available-for-sale securities	$(1,862)	Realized gain (loss) on notes receivable, at fair value

In June 2014, a third party repaid its fixed rate note receivable held by the Company. As a result, the Company reclassified $2.1 million out of accumulated other comprehensive income during the year ended December 31, 2014. The $1.9 million was also reclassified out of accumulated other comprehensive income during the year ended December 31, 2013 as a result of the note receivable maturing during the period. Both notes receivables had been treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC Topic 320,  Investments - Debt and Equity Securities. As a result of this classification, unrealized gains (losses) on the notes receivables that arose were reflected within accumulated other comprehensive gain (loss) in the Company’s consolidated statements of comprehensive income (loss) and consolidated statements of changes in stockholders’ equity.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

22. Non-controlling Interests

The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders (see Note 1). Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation’s interest in JGW LLC for the year ended December 31, 2014 are as follows:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total
Balance as of December 31, 2013	11,216,429	18,344,688	29,561,117
Common interests acquired by The J.G. Wentworth Company as a result of the issuance of restricted common stock.	8,796	—	8,796
Common interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock.	3,123,517	(3,123,517)	—
Common interests exchanged as a result of the Blocker Merger.	530,355	(715,916)	(185,561)
Common interests repurchased related to Class A common stock repurchased.	(458,705)	—	(458,705)
Common interests forfeited.	—	(180,882)	(180,882)
Balance as of December 31, 2014	14,420,392	14,324,373	28,744,765

The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.

23. Risks and Uncertainties

The Company’s finance receivables are primarily obligations of insurance companies. The exposure to credit risk with respect to these finance receivables is generally limited due to the large number of insurance companies of generally high credit quality comprising the receivable base, their dispersion across geographical areas, and possible availability of state insurance guarantee funds. As of December 31, 2014 and 2013, three insurance companies and related subsidiaries, each with "investment grade" ratings, comprised approximately 34% and 33%, respectively, of the Company's gross finance receivables balance. The Company is also subject to numerous risks associated with structured settlements. These risks include, but are not limited to, restrictions on assignability of structured settlements, potential changes in the U.S. tax law related to taxation of structured settlements, diversion by a seller of scheduled payments to the Company, and other potential risks of regulation and/or legislation. A majority of states have regulated the business by passing statutes that govern the sale of structured settlement payments. Generally, the laws require a court approval to consummate a sale. The Company’s earnings are dependent upon the fair value of the finance receivables it purchases relative to the value it can obtain by financing these assets in securitization or other transactions. Accordingly, earnings are subject to risks and uncertainties surrounding exposure to changes in the interest rate environment, competitive pressures affecting the ability to maintain sufficient effective purchase yields, and the ability to sell or securitize finance receivables at profitable levels in the future. For the years ended December 31, 2014, 2013 and 2012, the Company’s structured settlement business accounted for 94%, 88% and 89% of total revenue, respectively.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

24. Commitments and Contingencies

Arrangements

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that met certain eligibility criteria which expired on June 30, 2012.  Pursuant to the Arrangement, the Company also had a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets.  As of December 31, 2014 and 2013, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $9.7 million and $9.1 million, respectively and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s consolidated balance sheets (Note 8).

The Arrangement also has put options, which expire on December 30, 2019 and 2020, that gives the counterparty the option to sell purchased LCSS assets back to the Company. The put options, if exercised by the counterparty, require the Company to purchase LCSS assets at a target internal rate of return ("IRR") of 3.5% above the original target IRR paid by the counterparty.

Loss on Contingencies

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

25. Share-based Compensation

 Under the Company’s 2013 Omnibus Incentive Plan (the “Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of December 31, 2014 and 2013, 1.4 million shares and 2.6 million shares of unissued Class A common stock were available for granting under this plan, respectively.

As of December 31, 2014, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees and restricted stock shares to independent directors under the Plan. The Company recognizes compensation cost net of a forfeiture rate within the consolidated statement of operations for only those awards expected to vest. The Company estimates the forfeiture rate based on its expectations about future forfeitures.

Stock Options

Options were granted to purchase Class A common stock at exercise prices equal to the fair value market value on the date of grant, have a contractual term of ten years, and vest generally in equal annual installments over a five-year period following the date of grant, subject to the holder’s continued employment with the Company through the applicable vesting date.

The fair value of stock option awards was estimated using the Black-Scholes valuation model with the following assumptions and weighted average fair values:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Weighted average fair value of grant	$4.81	$6.55
Risk-free interest rate	1.91%	1.87%
Expected volatility	41.6%	45.0%
Expected life of options in years	6.5	6.5
Expected dividend yield	—	—

The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the years ended December 31, 2014 and 2013, the Company recognized $0.8 million

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

and less than $0.1 million of share based compensation expense in connection with the stock options issued under the Plan, respectively.

A summary of stock option activity for the year ended December 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2013	264,047	$14.00	9.87	$0.9
Granted	1,265,500	10.90
Exercised	—	—
Forfeited	(152,615)	11.32
Outstanding as of December 31, 2014	1,376,932	$11.44	9.44	$0.1
Outstanding, vested and expected to vest as of December 31, 2014	1,321,056	11.45	9.44	0.1
Vested as of December 31, 2014	43,771	14.00	8.88	—

During the year ended December 31, 2014, 43,771 shares of stock options vested with an aggregate grant date fair value of $0.3 million. The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on December 31, 2014. The intrinsic value of the Company’s stock options changes based on the closing price of Class A common stock. As of December 31, 2014, $6.2 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 4.4 years.

Performance-Based Restricted Stock Units

A summary of performance-based restricted stock units for the year ended December 31, 2014 is as follows:

	Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2013	—	$—
Granted	184,000	10.48
Vested	—	—
Forfeited	(53,750)	10.20
Outstanding as of December 31, 2014	130,250	$10.60
Outstanding, vested and expected to vest as of December 31, 2014	125,835	10.60

Each performance-based unit will vest into 0 to 1.5 shares of Class A common stock depending to the degree to which the performance goals are met. Compensation expense resulting from these awards is recognized ratably from the date of the grant until the date the restrictions lapse and is based on the trading price of the Class A common stock on the date of grant and the probability of achievement of the specific performance-based goals. For the year ended December 31, 2014, the Company recognized $0.3 million of share-based compensation expense in connection with these performance-based units.

The aggregate grant-date fair value of the performance-based restricted stock units granted during the year ended December 31, 2014 was $1.9 million. As of December 31, 2014, there was $1.1 million of total unrecognized compensation cost relating to outstanding performance-based units that is expected to be recognized over a weighted average period of 2.0 years.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

None of the performance-based restricted stock units were vested as of December 31, 2014.

Restricted Stock

 A summary of restricted stock activity for the year ended December 31, 2014 is as follows:

	Restricted Stock Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2013	3,929	$14.00
Granted	8,796	12.40
Vested	(3,929)	14.00
Outstanding as of December 31, 2014	8,796	$12.40

Restricted stock granted to directors under the 2013 Incentive Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. The aggregate grant date fair value of the restricted stock granted for the years ended December 31, 2014 and 2013 was $0.1 million and $0.1 million, respectively. As of December 31, 2014, there was $0.1 million of total unrecognized compensation cost relating to outstanding restricted stock that is expected to be recognized over a weighted average period of 0.3 years.

The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During the years ended December 31, 2014 and 2013, the Company recognized $0.1 million and less than $0.1 million of share based compensation expense in connection with the restricted stock, respectively.

J.G. Wentworth, LLC Class A Management Profit Interests and JGW LLC Class B Management Profit Interests

JGW LLC Class B Management Profit Interests (“Class B Management Interests”)

In 2011, JGW LLC adopted the JGW LLC 2011 Equity Compensation Plan (the “Compensation Plan”). The purpose of the Compensation Plan was to provide eligible participants, as defined in the Compensation Plan, with an opportunity to acquire equity interests of JGW LLC designated as common interests and to receive grants of equity interests of JGW LLC’s designated as Class B Management Interests subject to the terms and provisions of the Amended and Restated Limited liability Company Agreement of JGW LLC. The Class B Management Interests were subject to forfeiture restrictions that lapsed in equal 20% installments over a five-year period, subject to the recipient’s continued employment.

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

On November 14, 2013 and in connection with the IPO and reorganization (Note 2), each Class B Management Interest was converted into newly issued JGW LLC Restricted Common Interests ("Restricted Common Interests") (with a corresponding equal number of shares of Class B common stock) in a manner that reflected the percentage of JGW LLC owned by the Class B Management Interest holders, and taking into account their current distribution entitlement and the fair value of JGW LLC at the time of the IPO based on the IPO offering price. A substantial amount of these converted interests remain subject to forfeiture and will only vest if the holder remains employed through the applicable period.

The following table summarizes the conversion of Class B Management Interests into JGW LLC Restricted Common Interests on November 14, 2013 in connection with the IPO and reorganization:

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

	Outstanding at November 14, 2013	Derived Conversion Factor	Restricted Common Interests at November 14, 2013
Tranche B-1	835,240	1.108223	925,632
Tranche B-1a	217,500	0.426041	92,664
Tranche B-2	653,500	—	—
Tranche B-3	573,955	—	—
Tranche B-4	495,000	—	—
	2,775,195	—	1,018,296

As of November 14, 2013, the B-2, B-3 and B-4 Management Interests had no value and were extinguished. As a result, JGW LLC recognized $0.4 million in additional stock compensation expense in 2013 which represented the previously unrecognized compensation expense associated with the Class B Management Interests that were extinguished.

J.G. Wentworth, LLC Class A Management Profit Interests (“Class A Management Interests”)

Prior to 2011, J.G. Wentworth, LLC had granted Class A Management Interests to certain employees that were similar in nature to the Class B Management Interests. The Class A Management Interests were subject to forfeiture restrictions that lapsed in 20% installments over a five year period, subject to the recipient’s continued employment.

No Class A Management Interests were issued in either 2012 or 2013. The aggregate weighted average grant-date fair value of Class A Management Interests for which forfeiture restrictions lapsed during the years ended December 31, 2013 and 2012 was $0.9 million and $1.0 million, respectively.

Similar to the Class B Management Interests, each Class A Management Interest was converted on November 14, 2013 into newly issued JGW LLC Restricted Common Interests in a manner that reflected the percentage of JGW LLC that were owned by the restricted Common Interestholders, taking into account the fair value of JGW LLC at the time of the IPO and based on the IPO offering price.

Each Class A Management Interest was converted into newly issued JGW LLC Restricted Common Interests at the derived conversion factor of 72.0, which resulted in 660,276 Restricted Common Interests being issued and outstanding as of November 14, 2013.

Restricted Common Interests In JGW LLC

 The following table summarizes the activity of Restricted Common Interests that were issued as a result of the conversion of Class A and Class B Management Interests for the year ended December 31, 2014:

	Vested and Unvested Restricted Common Interests	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2013	1,661,054	$4.95
Granted	—	—
Converted into shares of Class A common stock	(397,058)	4.75
Forfeited	(180,882)	3.23
Outstanding as of December 31, 2014	1,083,114	$5.32
Outstanding, vested and expected to vest as of December 31, 2014	1,081,992	5.31
Vested as of December 31, 2014	925,971	4.55

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The aggregate grant-date fair value of the Restricted Common Interests in JGW LLC granted during the year ended December 31, 2014 was $0. The aggregate grant-date fair value of the Restricted Common Interests that vested and were converted into Class A common stock during the year ended December 31, 2014 was $1.5 million and $1.9 million, respectively. As of December 31, 2014, there was $1.3 million of unrecognized compensation cost related to outstanding Restricted Common Interests that is expected to be recognized over a weighted average period of 3.1 years.

Total share based compensation expense for the years ended December 31, 2014, 2013 and 2012 related to the former Class A and Class B Management Interests that were converted into Restricted Common Interests on November 13, 2013 was $1.2 million, $1.3 million, and $1.8 million, respectively.

26. Employee Benefit Plan

The Company maintains a Savings Plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers all employees who have attained 21 years of age and achieved three months of employment. Under the Plan, matching contributions are at the discretion of the Board of Directors. During the years ended December 31, 2014, 2013, and 2012, the matching contributions by the Company were 50% on the first 8% of compensation contributed on a per pay basis. Employee benefit plan expense for the year ended December 31, was included in compensation and benefits expense in the Company’s consolidated statements of operations and was as follows:

	2014	2013	2012
		(Dollars in thousands)
Employee benefit plan expense	$520	$505	$525

27. Restructure Expense

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

28. Earnings per share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period.

In accordance with ASC 260 Earnings Per Share, all outstanding unvested share-based payments that contain rights to non- forfeitable dividends and participate in the undistributed earnings with the common stockholders are considered participating securities. The shares of Class B common stock do not share in the earnings of the Corporation and are therefore not considered participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. Furthermore, EPS for the full year ended December 31, 2013 is not presented because the Corporation was not a public company until November 13, 2013.

In connection with the IPO and restructuring, Class C Profit Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock (Note 21). For the year ended December 31, 2014 and the period November 13, 2013 through December 31, 2013, these warrants were not included in the computation of diluted earnings per common share because they were antidilutive under the treasury stock method.

During the year ended December 31, 2014 and the period November 14, 2013 through December 31, 2013, 796,413 and 264,047 of weighted average stock options outstanding, respectively, were not included in the computation of diluted earnings per common share because they were antidilutive under the treasury stock method. During the year ended December 31, 2014, 86,904 of weighted-average performance-based restricted stock units were antidilutive and, therefore excluded, from the computation of diluted earnings per common share. None of the performance-based restricted stock units were outstanding in 2013.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

As discussed in Note 2, the operating agreement of JGW LLC gives Common Interestholders the right (subject to the terms of the operating agreement as described therein) to exchange their Common Interests for shares of Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Company applies the “if-converted” method to the Common Interests and vested Restricted Common Interests in JGW LLC to determine the dilutive weighted average shares of Class A common stock outstanding.The Company applies the treasury stock method to the unvested Restricted Common Interests and the “if-converted” method on the resulting number of additional Common Interests to determine the dilutive weighted average shares of Class A common stock outstanding represented by these interests.

In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net income available to holders of Class A common stock would increase due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 15,790,111 weighted average Common Interests and vested Restricted Common Interests outstanding and the 568,606 weighted average unvested Restricted Common Interests outstanding for the year ended December 31, 2014 were antidilutive. For the period November 13, 2013 to December 31, 2013, 870,206 weighted average Common Interests and vested Restricted Common Interests outstanding and 807,993 weighted average unvested Restricted Common Interests were also antidilutive and excluded from the computation of diluted earnings per common share.

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the year ended December 31, 2014 and for the period of November 13, 2013 through December 31, 2013:

	For the year ended December 31, 2014	November 14, 2013 through December 31, 2013
	(Dollars in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net income (loss) attributable to holders of The J.G. Wentworth Company Class A common stock	$31,211	$(5,577)
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—
JGW LLC unvested Restricted Common Interests	—	—
Numerator for diluted EPS - Net income (loss) attributable to holders of The J.G. Wentworth Company Class A common stock	$31,211	$(5,577)
Denominator:
Denominator for basic EPS -Weighted average shares of Class A common stock	12,986,058	10,395,574
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Restricted common stock and performance-based restricted stock units	2,723	—
JGW LLC Common Interests and vested Restricted Common Interests	—	—
JGW LLC unvested Restricted Common Interests	—	—
Dilutive potential common shares	2,723	—
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	12,988,781	10,395,574

Basic income (loss) per share of Class A common stock	$2.40	$(0.54)
Diluted income (loss) per share of Class A common stock	$2.40	$(0.54)

29. Subsequent Events

On March 6, 2015, the Company entered into a stock purchase agreement to acquire WestStar Mortgage, Inc. ("WestStar"), a residential mortgage company specializing in conforming mortgage lending ("WestStar Acquisition"), for $54 million that will be paid through a combination of cash and through the issuance of the Corporation's Class A common stock with a minimum of 75% of the consideration payable in cash. The WestStar Acquisition is subject to customary closing conditions and regulatory approvals and is expected to be completed in the third quarter of 2015.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are accelerated filers and qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2014 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in the Company's 2015 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the Company's 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company's 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Company's 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Company's 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(a)(3) Exhibits:

3.1
Amended and Restated Certificate of Incorporation of The J.G. Wentworth Company. Filed as exhibit 3.1 to The J.G. Wentworth Company's Current Report on Form 8-K (File No. 001-36170), filed with the SEC on September 22, 2014, and incorporated herein by reference.

3.2
Second Amended and Restated By-Laws of The J.G. Wentworth Company. Filed as exhibit 3.2 to The J.G. Wentworth Company 's Current Report on Form 8-K (File No. 001-36170), filed with the SEC on September 22, 2014, and incorporated herein by reference.

4.1
Form of Stock Certificate representing Class A Common Stock, par value $0.00001 per share of The J.G. Wentworth Company. Filed as exhibit 4.1 to The J.G. Wentworth Company's Current Report on Form 8-K (File No. 001-36170), filed with the SEC on September 22, 2014, and incorporated herein by reference.

4.2
Warrant Certificate No. 1, issued to PGHI Corp. on November 14, 2013. Filed as exhibit 4.1 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated by herein by reference.

4.3
Warrant Certificate No. 2, issued to PGHI Corp. on November 14, 2013. Filed as exhibit 4.2 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated by herein by reference.

4.4
Registration Rights Agreement, dated as of November 14, 2013, by and among The J.G. Wentworth Company, JLL JGW Distribution, LLC and JGW Holdco, LLC and the other stockholders signatory thereto. Filed as exhibit 4.3 to The J.G. Wentworth Company’s Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated by herein by reference.

4.5
Voting Agreement, dated as of November 14, 2013, by and among JLL JGW Distribution, LLC, JGW Holdco, LLC, PGHI Corp., and the other stockholders named therein. Filed as exhibit 4.4 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated by herein by reference.

4.6
Director Designation Agreement, dated as of November 14, 2013, by and among The J.G. Wentworth Company, JLL JGW Distribution, LLC, JGW Holdco, LLC and PGHI Corp. Filed as exhibit 4.5 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated by herein by reference.

9.1
Voting Trust Agreement, dated as of November 14, 2013, by and among The J.G. Wentworth Company, the trustees named therein, and the stockholders named therein. Filed as exhibit 9.1 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated by herein by reference.

10.1
Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of February 8, 2013. Filed as exhibit 4.6 to the J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

10.2
First Amendment to Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of May 31, 2013. Filed as exhibit 4.6 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

10.3
Second Amendment to Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of December 6, 2013. Filed as exhibit 4.8 to The J.G. Wentworth Company's Quarterly Report on Form 8-K (File No. 001-36170), filed with the SEC on December 9, 2013, and incorporated by herein by reference.

10.4
Amended and Restated Limited Liability Company Agreement, dated as of November 13, 2013, of The J.G. Wentworth Company, LLC. Filed as exhibit 10.1 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated by herein by reference.

10.5
Tax Receivable Agreement, dated as of November 14, 2013, by and among The J.G. Wentworth Company, JLL JGW Distribution LLC, JGW Holdco, LLC, Candlewood Special Situations Fund L.P., R3 Capital Partners Master, L.P., The Royal Bank of Scotland PLC, DLJ Merchant Banking Funding, Inc., PGHI Corp., David Miller, Randi Sellari, and Stefano Sola and, to the extent described therein, JLL Fund V AIF II, L.P. and the shareholders of PGHI Corp. Filed as exhibit 10.2 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated by herein by reference.

10.6
Administrative Services Agreement, dated as of July 12, 2011, by and between Settlement Funding, LLC and PGHI Corp. Filed as exhibit 10.3 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

10.7
Custodial Agreement, dated July 12, 2011, by and between J.G. Wentworth, LLC and PGHI Corp. Filed as exhibit 10.4 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

10.8#
Employment Agreement by and between The J.G. Wentworth Company and Stewart A. Stockdale, dated July 27, 2014. Filed as exhibit 10.1 to The J.G. Wentworth Company's Current Report on Form 8-K (File No. 001-36170), filed with the SEC on July 28, 2014, and incorporated herein by reference.

10.9#
Amended and Restated Employment Agreement by and between J.G. Wentworth, LLC and Randi Sellari, dated July 23, 2007. Filed as exhibit 10.8 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

10.10
Lease by and between Radnor Properties-201 KOP, L.P. and Green Apple Management Company, LLC, dated September 9, 2010, as amended by the First Amendment, dated February 21, 2011, the Second Amendment, dated January 9, 2012, the Third Amendment, dated August 23, 2012, and the Fourth Amendment, dated March 29, 2013. Filed as exhibit 10.10 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

10.11#
Form of The J.G. Wentworth Company 2013 Omnibus Incentive Plan. Filed as exhibit 10.11 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

10.12#
Form of The J.G. Wentworth Company 2013 Omnibus Incentive Plan Stock Option Agreement (Employees). Filed as exhibit 10.12 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

10.13#
Form of The J.G. Wentworth Company 2013 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors). Filed as exhibit 10.13 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

10.14#
Form of Director Indemnification Agreement. Filed as exhibit 10.14 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, as amended to the date hereof, and incorporated by reference herein.

21.1	Subsidiaries of The J.G. Wentworth Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Rules 13a-14(a)
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Rules 13a-14(a)
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J.G. WENTWORTH COMPANY

By:	/s/ Stewart A. Stockdale
Name:	Stewart A. Stockdale
Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stewart A. Stockdale	Chief Executive Officer, and Director
Stewart A. Stockdale	(Principal Executive Officer)	March 13, 2015

/s/ John R. Schwab	Chief Financial Officer
John R. Schwab	(Principal Financial and Accounting Officer)	March 13, 2015

/s/ Alexander R. Castaldi
Alexander R. Castaldi	Chairman, Director	March 13, 2015

/s/ Robert C. Griffin
Robert C. Griffin	Director	March 13, 2015

/s/ Kevin Hammond
Kevin Hammond	Director	March 13, 2015

/s/ Paul S. Levy
Paul S. Levy	Director	March 13, 2015

/s/ William J. Morgan
William J. Morgan	Director	March 13, 2015

/s/ Robert N. Pomroy
Robert N. Pomroy	Director	March 13, 2015

/s/ Francisco J. Rodriguez
Francisco J. Rodriguez	Director	March 13, 2015