Form 10-K/A
period 2014-12-31
J.G. Wentworth Co
filed 2015-05-11
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends The J.G. Wentworth Company's ("the Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Form 10-K"), as filed with the Securities and Exchange Commission on March 13, 2015. The Company is filing this Amendment No. 1 for the sole purpose of including the conformed signatures of the Chief Executive Officer and the Chief Financial Officer in exhibits 31.1, 31.2, 32.1, and 32.2. The Company's Chief Executive Officer and the Chief Financial Officer signed the required certifications on March 13, 2015; however, due to a clerical error, the conformed signature line was not included in the as-filed copy. The entire Form 10-K, as amended, is being re-filed. This Amendment No. 1 does not include any additional changes, nor does it update any disclosures contained therein to reflect any developments since the Form 10-K was originally filed.

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