Form 10-Q
period 2015-03-31
J.G. Wentworth Co
filed 2015-05-11
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Class A common stock, par value $0.00001 per share, outstanding was 14,061,734 as of May 8, 2015. The number of shares of the registrant’s Class B common stock, par value $0.00001 per share, outstanding was 10,661,388 as of May 8, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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

These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q. As set forth more fully under “Part 2, Item 1A. ‘Risk Factors’” in this Quarterly Report on Form 10-Q, these risks and uncertainties include, among other things:

•	our ability to implement our business strategy;

•	our ability to continue to purchase structured settlement payments and other assets;

•	the compression of the yield spread between the price we pay for and the price at which we sell assets due to changes in interest rates and/or other factors;

•	changes in tax or accounting policies or changes in interpretation of those policies as applicable to our business;

•	changes in current tax law relating to the tax treatment of structured settlements;

•	our ability to complete future securitizations or other financings on beneficial terms;

•	our dependence on the opinions of certain rating agencies;

•	our dependence on outside parties to conduct our transactions including the court system, insurance companies, outside counsel, delivery services and notaries;

•	our ability to remain in compliance with the terms of our substantial indebtedness;

•	changes in existing state laws governing the transfer of structured settlement payments or the interpretation thereof;

•	availability of or increases in the cost of our financing sources relative to our purchase discount rate;

•	changes to state or federal, licensing and regulatory regimes;

•	unfavorable press reports about our business model;

•	our dependence on the effectiveness of our direct response marketing;

•	adverse judicial developments;

•	our ability to successfully enter new lines of business and broaden the scope of our business;

•	potential litigation and regulatory proceedings;

•	changes in our expectations regarding the likelihood, timing or terms of any potential acquisitions described herein;

•	the lack of an established market for the subordinated interest in the receivables that we retain after a securitization is executed;

•	the impact of the March 2014 and April 2015 Consumer Financial Protection Bureau inquiries and any findings or regulations it issues as related to us, our industries, or products in general;

•	our dependence on a small number of key personnel;

•	our exposure to underwriting risk;

•	our access to personally identifiable confidential information of current and prospective customers and the improper use or failure to protect that information;

•	our computer systems being subject to security and privacy breaches;

•	the public disclosure of the identities of structured settlement holders;

•	our business model being susceptible to litigation;

•	the insolvency of a material number of structured settlement issuers; and

•	infringement of our trademarks or service marks.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

The J.G. Wentworth Company
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$113,859	$41,648
Restricted cash and investments	204,258	198,206
VIE finance receivables, at fair market value (1)	4,548,808	4,422,033
Other finance receivables, at fair market value	33,900	101,802
VIE finance receivables, net of allowances for losses of $8,184 and $7,674, respectively (1)	113,155	113,489
Other finance receivables, net of allowances for losses of $2,219 and $2,454, respectively	16,612	17,803
Other receivables, net of allowances for losses of $204 and $204, respectively	12,073	14,165
Fixed assets, net of accumulated depreciation of $6,520 and $5,976, respectively	4,119	3,758
Intangible assets, net of accumulated amortization of $20,720 and $20,273 respectively	44,989	45,436
Goodwill	84,993	84,993
Marketable securities	100,348	103,419
Deferred tax assets, net	2,395	2,170
Other assets	31,584	33,787
Total Assets	$5,311,093	$5,182,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,626	$5,301
Accrued expenses	17,944	13,955
Accrued interest	18,107	17,416
VIE derivative liabilities, at fair market value	80,417	75,706
VIE borrowings under revolving credit facilities and other similar borrowings	38,715	19,339
VIE long-term debt	180,127	181,558
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,144,251	4,031,864
Term loan payable	437,932	437,183
Other liabilities	7,073	6,677
Deferred tax liabilities, net	33,765	36,656
Installment obligations payable	100,348	103,419
Total Liabilities	5,065,305	4,929,074
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 15,025,457 and 14,143,434 issued and outstanding as of March 31, 2015, respectively, 15,021,147 and 14,420,392 issued and outstanding as of December 31, 2014, respectively.	—	—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 9,945,477 issued and outstanding as of March 31, 2015, 9,963,750 issued and outstanding as of December 31, 2014, respectively.	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	—	—
Additional paid-in-capital	95,658	95,453
Retained earnings	24,289	25,634
	119,947	121,087
Less: treasury stock at cost, 882,023 and 600,755 shares as of March 31, 2015 and December 31, 2014, respectively.	(3,838)	(2,443)
Total stockholders’ equity, The J.G. Wentworth Company	116,109	118,644
Non-controlling interests	129,679	134,991
Total Stockholders’ Equity	245,788	253,635
Total Liabilities and Stockholders’ Equity	$5,311,093	$5,182,709
(1) Pledged as collateral to VIE credit and long-term debt facilities. See Note 6 “VIE and Other Finance Receivables, at Fair Market Value” and Note 7 “VIE and Other Finance Receivables, net of Allowance for Losses”.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share data)
REVENUES
Interest income	$44,392	$47,822
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	39,421	87,311
Loss on swap terminations, net	(275)	(574)
Servicing, broker, and other fees	881	1,142
Realized and unrealized gains on marketable securities, net	1,830	889
Gain on extinguishment of debt	593	—
Other	(12)	—
Total Revenues	$86,830	$136,590

EXPENSES
Advertising	$15,840	$17,493
Interest expense	48,835	51,230
Compensation and benefits	12,798	9,286
General and administrative	4,639	4,470
Professional and consulting	4,438	3,444
Debt issuance	2,749	3,001
Securitization debt maintenance	1,496	1,557
Provision for losses on finance receivables	1,339	1,091
Depreciation and amortization	991	1,081
Installment obligations expense, net	2,320	1,492
Total Expenses	$95,445	$94,145
Income (loss) before income taxes	(8,615)	42,445
Provision (benefit) for income taxes	(3,155)	7,912
Net Income (Loss)	$(5,460)	$34,533
Less net income (loss) attributable to non-controlling interests	(4,115)	25,511
Net income (loss) attributable to The J.G. Wentworth Company	$(1,345)	$9,022

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Weighted average shares of Class A common stock outstanding:
Basic	14,271,842	11,641,617
Diluted	14,271,842	11,642,283

Net income (loss) per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(0.09)	$0.77
Diluted	$(0.09)	$0.77

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income (loss)	$(5,460)	$34,533
Other comprehensive gain:
Unrealized gains on notes receivable arising during the year	—	404
Total other comprehensive gain	—	404
Total comprehensive income (loss)	(5,460)	34,937
Less: comprehensive income (loss) allocated to non-controlling interests	(4,115)	25,756
Comprehensive income (loss) attributable to The J.G. Wentworth Company	$(1,345)	$9,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Non- controlling Interests	Retained Earnings	Additional Paid-In- Capital	Treasury Stock		Common Stock-Class A		Common Stock-Class B		Total Stockholders’ Equity
				Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2014	$134,991	$25,634	$95,453	600,755	$(2,443)	14,420,392	$—	9,963,750	$—	$253,635
Net loss	(4,115)	(1,345)	—	—	—	—	—	—	—	(5,460)
Share-based compensation	205	—	205	—	—	4,310	—	(18,273)	—	410
Repurchases of Class A common stock	(1,402)	—	—	281,268	(1,395)	(281,268)	—	—	—	(2,797)
Balance as of March 31, 2015	$129,679	$24,289	$95,658	882,023	$(3,838)	14,143,434	$—	9,945,477	$—	$245,788

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,460)	$34,533
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for losses on finance and other receivables	1,339	1,091
Depreciation	544	389
Amortization of finance receivables acquisition costs	161	85
Amortization of intangibles	447	692
Amortization of debt issuance costs	1,884	1,949
Change in unrealized gains/losses on finance receivables	(36,376)	(165,714)
Change in unrealized gains/losses on long-term debt	(7,700)	76,940
Change in unrealized gains/losses on derivatives	4,655	1,463
Purchases of finance receivables	(106,993)	(100,678)
Collections on finance receivables	128,476	121,641
Recoveries of finance receivables	1	60
Accretion of interest income	(44,445)	(47,636)
Accretion of interest expense	(11,986)	(7,045)
Gain on extinguishment of debt	(593)	—
Share-based compensation expense	410	502
Change in marketable securities, net	(1,830)	(889)
Installment obligations expense, net	2,320	1,492
Deferred income taxes	(3,155)	7,456
(Increase) decrease in operating assets:
Restricted cash and investments	(6,052)	(105,430)
Other assets	388	894
Other receivables	2,092	617
Increase (decrease) in operating liabilities:
Accounts payable	1,364	3,513
Accrued expenses	3,989	(7,443)
Accrued interest	691	988
Other liabilities	396	(431)
Net cash used in operating activities	$(75,433)	$(180,961)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Receipts from notes receivable	—	159
Purchases of fixed assets, net of sales proceeds	(905)	(509)
Net cash used in investing activities	$(905)	$(350)
Cash flows from financing activities:
Payments of equity financing costs	—	(463)
Purchases of treasury stock	(2,797)	—
Issuance of VIE long-term debt	216,955	237,793
Payments for debt issuance costs	—	(292)
Repayments of long-term debt and derivatives	(84,985)	(74,382)
Gross proceeds from revolving credit facility	89,468	94,789
Repayments of revolving credit facilities	(70,092)	(80,544)
Issuance of installment obligations payable	999	—
Purchase of marketable securities	(999)	—
Repayments of installment obligations payable	(6,390)	(6,764)
Proceeds from sale of marketable securities	6,390	6,764
Net cash provided by financing activities	$148,549	$176,901
Net increase (decrease) in cash	72,211	(4,410)
Cash and cash equivalents at beginning of the period	41,648	39,061
Cash and cash equivalents at the end of the period	$113,859	$34,651

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,322	$54,385
Cash paid for income taxes	$28	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Background and Basis of Presentation

Organization and Description of Business Activities

The J.G. Wentworth Company (the "Corporation") is a Delaware holding company that was incorporated on June 21, 2013. The Corporation operates through its managing membership in The J.G. Wentworth Company, LLC ("JGW LLC"), the Corporation's sole operating asset. JGW LLC is a controlled and consolidated subsidiary of the Corporation whose sole asset is its membership interest in J.G. Wentworth, LLC. As used in these notes, the "Company" refers collectively to the Corporation, and unless otherwise stated, all of its subsidiaries.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X and do not include all of the information required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the entire year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity (“VIE”) and other finance receivables, at fair market value, VIE derivative liabilities, at fair market value, VIE long-term debt issued by securitization and permanent financing trusts, at fair market value, intangible assets and goodwill. Actual results could differ from those estimates and such differences could be material. These interim financial statements should be read in conjunction with the Company’s 2014 audited consolidated financial statements that are included in its Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, including those entities that are considered VIEs, and where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).

JGW LLC meets the definition of a VIE under ASC 810.  Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation’s and the non-controlling interests' economic interest in JGW LLC was 49.7% and 50.3%, respectively, as of March 31, 2015. The Corporation’s and the non-controlling interests' economic interest in JGW LLC was 50.2% and 49.8%, respectively, as of December 31, 2014.

Net income attributable to the non-controlling interests in the unaudited condensed consolidated statements of operations represents the portion of earnings attributable to the economic interest in JGW LLC held by the non-controlling holders of JGW LLC common membership interests (the "Common Interestholders"). The allocation of net income to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The Corporation’s and the non-controlling Common Interestholders’ weighted average economic interests in JGW LLC for the three months ended March 31, 2015 were 49.9% and 50.1%, respectively. The Corporation’s and the non-controlling Common Interestholders’ weighted average economic interests in JGW LLC for the three months ended March 31, 2014 were 39.4% and 60.6%, respectively. The net income attributable to The J.G. Wentworth Company in the condensed consolidated statement of

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

operations for the three months ended March 31, 2015 and 2014 does not necessarily reflect the Corporation’s weighted average economic interests in JGW LLC for the respective periods because the majority of the provision for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three months ended March 31, 2015 and March 31, 2014, $(3.1) million and $7.7 million of the $(3.2) million and $7.9 million total tax provision (benefit), respectively, was specifically attributable to The J.G. Wentworth Company. Refer to Note 13 for a description of the Company's income taxes.

Non-controlling interests in the unaudited condensed consolidated balance sheets represents the portion of equity attributable to the non-controlling common membership interests of JGW LLC (the "Common Interests") of JGW LLC. The allocation of equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling Common Interests in the entity. Refer to Note 15.

All material inter-company balances and transactions are eliminated in consolidation.

2. Business Changes and Developments

On March 6, 2015, the Corporation entered into a stock purchase agreement to acquire WestStar Mortgage, Inc. ("WestStar"), a residential mortgage company specializing in conforming mortgage lending ("WestStar Acquisition"), for an estimated $54 million that will be paid through a combination of cash and the issuance of the Corporation's Class A common stock with a minimum of 75% of the consideration payable in cash. The WestStar Acquisition is subject to customary closing conditions and regulatory approvals and is expected to be completed in the third quarter of 2015.

3. Recently Adopted Accounting Pronouncements

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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Fair value is a market based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the assets or liabilities at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company also evaluates various factors to determine whether certain transactions are orderly and may make adjustments to transactions or quoted prices when the volume and level of activity for an asset or liability have decreased significantly.

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

For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the “Trusts”). The waterfall includes fees to operate the Trusts (servicing fees, admin fees, etc.), note holder principal and note holder interest.  Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation (Note 10). The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the Company as the retained interest holder.

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either: (i) market indices that are highly correlated with the spreads from the Company’s previous securitizations or (ii) the Company's most recent securitization if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value. The debt’s fair value interest rates are blended using the debt’s principal balance to obtain

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

a weighted average fair value interest rate; this rate is used to determine the value of the finance receivables’ asset cash flows. In addition, the Company considers transformation cost and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows. The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche (6.23% and 5.97% as of March 31, 2015 and December 31, 2014, respectively, with a weighted average life of 20 years as of both dates).

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

For the Company’s Life Contingent Structured Settlements (“LCSS”) receivables and long-term debt issued by its related permanent financing trusts, the blended weighted average discount rate of the LCSS receivables at the time of borrowing (which occurs frequently throughout the year) is used to determine the fair value of the receivables’ cash flows.  The residual cash flows relating to the LCSS receivables are discounted using a separate yield based on the assumed rating of the residual tranche reflecting the life contingent feature of these receivables.

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

VIE derivative liabilities, at fair market value — The fair value of interest rate swaps is based on pricing models which consider current interest rates and the amount and timing of cash flows (Note 12).

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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

VIE long-term debt — The estimated fair value of VIE long-term debt is based on fair value borrowing rates available to the Company based on recently executed transactions with similar underlying collateral characteristics, reflecting the specific terms and conditions of the debt.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on the Company’s condensed consolidated balance sheets as of:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
March 31, 2015:
Assets
Marketable Securities:
Equity securities
US large cap	$38,037	$—	$—	$38,037
US mid cap	6,232	—	—	6,232
US small cap	7,508	—	—	7,508
International	17,320	—	—	17,320
Other equity	3,164	—	—	3,164
Total equity securities	72,261	—	—	72,261
Fixed income securities:
US fixed income	19,418	—	—	19,418
International fixed income	1,828	—	—	1,828
Other fixed income	—	—	—	—
Total fixed income securities	21,246	—	—	21,246
Other securities:
Cash & cash equivalents	3,054	—	—	3,054
Alternative investments	1,494	—	—	1,494
Annuities	2,293	—	—	2,293
Total other securities	6,841	—	—	6,841
Total marketable securities	100,348	—	—	100,348
VIE and other finance receivables, at fair market value	—	—	4,582,708	4,582,708
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$100,348	$—	$4,582,708	$4,683,056

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$—	$—	$4,144,251	$4,144,251
VIE derivative liabilities, at fair market value	—	80,417	—	80,417
Total Liabilities	$—	$80,417	$4,144,251	4,224,668
(1) Included in other assets on the Company’s unaudited condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2014
Assets
Marketable Securities:
Equity securities
US large cap	$41,246	$—	$—	$41,246
US mid cap	8,192	—	—	8,192
US small cap	7,586	—	—	7,586
International	14,123	—	—	14,123
Other equity	1,051	—	—	1,051
Total equity securities	72,198	—	—	72,198
Fixed income securities:
US fixed income	16,699	—	—	16,699
International fixed income	3,526	—	—	3,526
Other fixed income	27	—	—	27
Total fixed income securities	20,252	—	—	20,252
Other securities:
Cash & cash equivalents	6,629	—	—	6,629
Alternative investments	1,829	—	—	1,829
Annuities	2,511	—	—	2,511
Total other securities	10,969	—	—	10,969
Total marketable securities	103,419	—	—	103,419
VIE and other finance receivables, at fair market value	—	—	4,523,835	4,523,835
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$103,419	$—	$4,523,835	$4,627,254

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$—	$—	$4,031,864	$4,031,864
VIE derivative liabilities, at fair market value	—	75,706	—	75,706
Total Liabilities	$—	$75,706	$4,031,864	4,107,570
(1) Included in other assets on the Company’s condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
March 31, 2015
Assets
VIE and other finance receivables, at fair market value	$4,582,708	Discounted cash flow	Discount rate	2.49% - 13.00% (3.49%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	42 to 341 months (216) 18.00% (18.00%)
Total Assets	$4,582,708

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,144,251	Discounted cash flow	Discount rate	0.92% - 12.55% (3.27%)
Total Liabilities	$4,144,251

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
December 31, 2014
Assets
VIE and other finance receivables, at fair market value	$4,523,835	Discounted cash flow	Discount rate	2.55% - 12.60% (3.43%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	45 to 344 months (219) 18.00% (18.00%)
Total Assets	$4,523,835

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,031,864	Discounted cash flow	Discount rate	0.74% - 12.32% (3.16%)
Total Liabilities	$4,031,864

A significant unobservable input used in the fair value measurement of all of the Company’s assets and liabilities measured at fair value using unobservable inputs (Level 3) is the discount rate. Significant increases (decreases) in the discount rate used to estimate fair value in isolation would result in a significantly lower (higher) fair value measurement of the corresponding asset or liability. An additional significant unobservable input used in the fair value measurement of the life settlement contracts, at fair value, is life expectancy. Significant decreases in the life expectancy used to estimate the fair value of life settlement contracts in isolation would result in a significantly higher fair value measurement.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during three months ended March 31, 2015 and 2014 were as follows:

	VIE and other finance receivables, at fair market value	Life settlement contracts, at fair market value	Notes receivable, at fair market value	Total
	(In thousands)
Balance as of December 31, 2014	$4,523,835	$—	$—	$4,523,835
Total gains (losses):
Included in earnings / losses	36,449	(12)	—	36,437
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	100,446	—	—	100,446
Life insurance premiums paid	—	12	—	12
Interest accreted	39,284	—	—	39,284
Payments received	(117,306)	—	—	(117,306)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of March 31, 2015	$4,582,708	$—	$—	$4,582,708
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
March 31, 2015	$36,449	$(12)	$—	$36,437

Balance as of December 31, 2013	$3,870,649	$—	$5,610	$3,876,259
Total gains (losses):
Included in earnings / losses	165,714	—	—	165,714
Included in other comprehensive gain	—	—	404	404
Purchases of finance receivables	92,397	—	—	92,397
Life insurance premiums paid	—	—	—	—
Interest accreted	42,452	—	—	42,452
Payments received	(111,080)	—	(159)	(111,239)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of March 31, 2014	$4,060,132	$—	$5,855	$4,065,987
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
March 31, 2014	$165,714	$—	$—	$165,714

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during three months ended March 31, 2015 and 2014 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair market value
(In thousands)
Balance as of December 31, 2014	$4,031,864
Net (gains) losses:
Included in earnings / losses	(8,293)
Issuances	216,955
Interest accreted	(13,098)
Repayments	(83,177)
Transfers in and/or out of Level 3	—
Balance as of March 31, 2015	$4,144,251
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
March 31, 2015	$(7,700)

Balance as of December 31, 2013	$3,431,283
Net (gains) losses:
Included in earnings / losses	76,940
Issuances	237,792
Interest accreted	(7,855)
Repayments	(71,577)
Transfers in and/or out of Level 3	—
Balance as of March 31, 2014	$3,666,583
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
March 31, 2014	$76,940

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Realized and unrealized gains and losses included in revenues in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt	Life settlement contracts income
	(In thousands)
Net gains (losses) included in revenues in the three months ended March 31, 2015	$44,742	$(12)

Unrealized gains (losses) for the three months ended March 31, 2015 relating to assets still held as of March 31, 2015	$44,149	$(12)

Net gains included in revenues in the three months ended March 31, 2014	$88,774	$—

Unrealized gains for the three months ended March 31, 2014 relating to assets still held as of March 31, 2014	$88,774	$—

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2015		December 31, 2014
	(In thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets:
Marketable securities	$100,348	$100,348	$103,419	$103,419
VIE and other finance receivables, at fair market value	4,582,708	4,582,708	4,523,835	4,523,835
VIE and other finance receivables, net of allowance for losses (1)	121,737	129,767	123,765	131,292
Other receivables, net of allowance for losses (1)	12,073	12,073	14,165	14,165

Financial liabilities:
VIE derivative liabilities, at fair market value	80,417	80,417	75,706	75,706
VIE borrowings under revolving credit facilities and other similar borrowings (1)	41,318	38,715	21,415	19,339
VIE long-term debt (1)	174,749	180,127	176,635	181,558
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,144,251	4,144,251	4,031,864	4,031,864
Installment obligations payable (1)	100,348	100,348	103,419	103,419
Term loan payable (1)	427,459	437,932	433,904	437,183
(1) These represent financial instruments not recorded in the condensed consolidated balance sheets at fair value.  Such financial instruments would be classified as Level 3 within the fair value hierarchy.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

	March 31, 2015	December 31, 2014
	(In thousands)
Maturity value	$6,625,162	$6,492,863
Unearned income	(2,042,454)	(1,969,028)
Net carrying amount	$4,582,708	$4,523,835

Encumbrances on VIE and other finance receivables, at fair market value are as follows:

Encumbrance	March 31, 2015	December 31, 2014
	(In thousands)
VIE securitization debt (2)	$4,454,054	$4,357,456
$100 million credit facility (1)	11,406	2
$50 million credit facility (1)	—	—
$300 million credit facility (1)	15,613	—
$300 million credit facility (1)	—	—
$100 million permanent financing related to 2011-A (2)	67,735	64,575
Encumbered VIE finance receivables, at fair market value	4,548,808	4,422,033
Not encumbered	33,900	101,802
Total VIE and other finance receivables, at fair market value	$4,582,708	$4,523,835

(1) See Note 8
(2) See Note 10

As of March 31, 2015 and December 31, 2014, the residual cash flows from the Company’s finance receivables, at fair market value, were pledged as collateral for the Residual Term Facility (Note 9).

The Company is engaged to service certain finance receivables it sells to third parties. Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s unaudited condensed consolidated statements of operations and were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Servicing fees	$212	$231

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Structured settlements and annuities	$74,925	$76,253
Less: unearned income	(48,340)	(49,270)
	26,585	26,983
Lottery winnings	79,688	81,169
Less: unearned income	(23,426)	(24,389)
	56,262	56,780
Pre-settlement funding transactions	57,789	57,886
Less: deferred revenue	(1,669)	(1,563)
	56,120	56,323
Attorney cost financing	1,203	1,334
Less: deferred revenue	—	—
	1,203	1,334
VIE and other finance receivables, gross	140,170	141,420
Less: allowance for losses	(10,403)	(10,128)
VIE and other finance receivables, net of allowances	$129,767	$131,292

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	March 31, 2015	December 31, 2014
	(In thousands)
VIE long-term debt (2)	$74,526	$74,973
$35.0 million pre-settlement credit facility (1)	31,379	30,423
$45.1 million long-term pre-settlement facility (2)	5,759	6,453
$2.5 million long-term facility (2)	1,491	1,640
Encumbered VIE finance receivables, net of allowances	113,155	113,489
Not encumbered	16,612	17,803
Total VIE and other finance receivables, net of allowances	$129,767	$131,292

(1) See Note 8
(2) See Note 9

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for losses for VIE and other finance receivables are as follows:

	Structured settlements and annuities	Lottery	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
Three Months Ended March 31, 2015
Allowance for losses:
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)
Provision for loss	(26)	—	(1,313)	—	(1,339)
Charge-offs	30	—	1,036	—	1,066
Recoveries	(2)	—	—	—	(2)
Balance as of March 31, 2015	$(54)	$(3)	$(10,063)	$(283)	$(10,403)

Individually evaluated for impairment	$(54)	$(3)	$(2,858)	$—	$(2,915)
Collectively evaluated for impairment	—	—	(7,205)	(283)	(7,488)
Balance as of March 31, 2015	$(54)	$(3)	$(10,063)	$(283)	$(10,403)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,531	$56,259	$322	$—	$83,112
Collectively evaluated for impairment	—	—	45,735	920	46,655
Balance as of March 31, 2015	$26,531	$56,259	$46,057	$920	$129,767

Three Months Ended March 31, 2014
Allowance for losses:
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$(283)	$(8,342)
Provision for loss	59	(11)	(1,139)	—	(1,091)
Charge-offs	14	7	974	—	995
Recoveries	(78)	—	—	—	(78)
Balance as of March 31, 2014	$(53)	$(4)	$(8,176)	$(283)	$(8,516)

Individually evaluated for impairment	$(53)	$(4)	$(3,573)	$—	$(3,630)
Collectively evaluated for impairment	—	—	(4,603)	(283)	(4,886)
Balance as of March 31, 2014	$(53)	$(4)	$(8,176)	$(283)	$(8,516)

VIE and other finance receivables, net:
Individually evaluated for impairment	$27,026	$58,721	$4,424	$1,478	$91,649
Collectively evaluated for impairment	—	—	42,408	—	42,408
Balance as of March 31, 2014	$27,026	$58,721	$46,832	$1,478	$134,057

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

Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of March 31, 2015, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables totaling $13.0 million and $0.6 million, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2014, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables totaling $14.0 million and $0.6 million, respectively.

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

The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination:

Year of Origination	March 31, 2015	December 31, 2014
	(In thousands)
2009	$2,502	$2,618
2010	3,965	4,251
2011	6,689	6,938
2012	8,784	10,687
2013	9,421	11,335
2014	19,507	22,057
2015	6,921	—
Total	$57,789	$57,886

Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing $10.1 million and $0.3 million as of March 31, 2015, and $9.8 million and $0.3 million as of December 31, 2014, respectively.

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
March 31, 2015
Structured settlements and annuities	$13	$5	$219	$237	$26,294	$26,531	$—
Lottery winnings	45	1	124	170	56,089	56,259	—
Total	$58	$6	$343	$407	$82,383	$82,790	$—

December 31, 2014
Structured settlements and annuities	$6	$12	$208	$226	$26,701	$26,927	$—
Lottery winnings	2	6	120	128	56,649	56,777	—
Total	$8	$18	$328	$354	$83,350	$83,704	$—
 Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

8. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

VIE borrowings under revolving credit facilities and other similar borrowings on the condensed consolidated balance sheets consist of the following:

	Entity	March 31, 2015	December 31, 2014
		(In thousands)
$100 million variable funding note facility with interest payable monthly at 9.0%, collateralized by JGW-S III, LLC's (“JGW-S III”) structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee of 1.00% per annum for the undrawn balance of its line of credit.	JGW-S III	$6,849	$—

$50 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.43% as of March 31, 2015 and 3.42% as of December 31, 2014) maturing on October 2, 2016, collateralized by JGW IV, LLC's (“JGW IV”) structured settlements and annuity receivables. JGW IV is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW IV	—	6

$300 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.18% and 3.24% as of March 31, 2015 and 3.17% and 3.26% at December 31, 2014). Tranche B rate is 5.5% plus LIBOR (5.68% as of March 31, 2015, 5.67% at December 31, 2014). The facility matures on July 24, 2016 and is collateralized by JGW V, LLC's (“JGW V”) structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	12,258	—

$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (2.93% as of March 31, 2015 and 2.92% at December 31, 2014), maturing on November 15, 2016, collateralized by JGW VII, LLC's (“JGW VII”) structured settlements, annuity and lottery receivables. JGW VII is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW VII	—	—

$35 million multi class credit facility with interest payable monthly as follows: Class A rate comprises the lender’s “prime rate” plus 1.00%, subject to a floor of 4.50% (4.50% as of March 31, 2015 and December 31, 2014). Class B rate comprises the Class A rate plus 1.00% (5.50% as of March 31, 2015 and December 31, 2014). The facility matures on December 31, 2015 and is collateralized by certain pre-settlement receivables. Peach One is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	19,608	19,333

Total VIE borrowings under revolving credit facilities and other similar borrowings		$38,715	$19,339

Interest expense, including unused fees, for the three months ended March 31, 2015 and 2014 related to VIE borrowings under revolving credit facilities and other similar borrowings was $2.4 million and $2.2 million, respectively.

The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of March 31, 2015 and December 31, 2014 was 5.02% and 4.63%, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

9. VIE Long-Term Debt

The VIE long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
PLMT Permanent Facility	$43,667	$44,277
Residual Term Facility	106,748	107,043
Long-Term Pre-settlement Facility	8,470	8,884
2012-A Facility	1,305	1,357
LCSS Facility (2010-C)	12,778	12,838
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$180,127	$181,558

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

Residual Term Facility

The Company has a $110.0 million Residual Term Facility (the "Residual Term Facility") collateralized by the cash flows from residual interests related to certain securitizations. Interest accrues on the notes at a rate of 7.0% per annum with interest and principal payable monthly from cash flows from these collateralized residual interests. The Residual Term Facility matures on May 15, 2021.

Long-Term Pre-settlement Facility

In 2011, the Company issued three fixed rate notes totaling $45.1 million, of which, $8.5 million and $8.9 million principal amount remains outstanding as of March 31, 2015 and December 31, 2014, respectively. Interest accrues on the notes at a rate of 9.25% per annum with interest and principal payable monthly from the cash receipts of collateralized pre-settlement funding transactions. The notes mature on June 6, 2016.

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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Interest expense for the three months ended March 31, 2015 and 2014 related to VIE long-term debt was $4.0 million and $3.6 million, respectively.

10. VIE Long-term Debt Issued by Securitization and Permanent Financing trusts, at Fair Market Value

Securitization Debt

The Company elected fair value treatment under ASC 825, Financial Instruments ("ASC 825") to measure the securitization issuer debt and related finance receivables. The Company has determined that measurement of the securitization debt issued by SPEs at fair value better correlates with the value of the finance receivables held by SPEs, which are held to provide the cash flows for the note obligations. Debt issued by SPEs is non-recourse to other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to the Company’s non-SPE subsidiaries from SPE losses is limited to cash reserves and residual interest amounts.

During the three months ended March 31, 2015, the Company completed one asset securitization transaction that was registered under Rule 144A. The following table summarizes this securitization SPE transaction:

2015-1
(Bond proceeds in $ millions)
Issue date	3/31/2015
Bond proceeds	$214.0
Receivables securitized	2,059
Deal discount rate	3.64%
Retained interest %	5.50%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	9.25%

During the three months ended March 31, 2014, the Company also completed one asset securitization transaction that was registered under Rule 144A. The following table summarizes this securitization SPE transaction:

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

2014-1
(Bond proceeds in $ millions)
Issue date	2/18/2014
Bond proceeds	$233.9
Receivables securitized	2,297
Deal discount rate	4.24%
Retained interest %	6.00%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	8.75%

The following table summarizes notes issued by securitization trusts and permanent financing trusts as of March 31, 2015 and December 31, 2014 for which the Company elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value in the Company’s condensed consolidated balance sheets:

	Outstanding Principal as of March 31, 2015	Outstanding Principal as of December 31, 2014	Fair Value as of March 31, 2015	Fair Value as of December 31, 2014
	(In Thousands)
Securitization trusts	$3,600,266	$3,462,225	$3,895,682	$3,774,902
Permanent financing VIEs	249,834	253,955	248,569	256,962
Total VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$3,850,100	$3,716,180	$4,144,251	$4,031,864

Interest expense for the three months ended March 31, 2015 and 2014 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair market value, was $32.4 million and $35.5 million, respectively.

11. Term Loan Payable

The Company has a senior secured credit facility (the “Credit Facility”) that consists of a term loan (the “New Term Loan”) with an outstanding principal balance of $449.5 million as of March 31, 2015 and December 31, 2014, and a $20.0 million revolving commitment maturing in August 2017. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the facility. There are no principal payments due on the New Term Loan until its maturity in February 2019.

At each interest reset date, the Company has the option to elect that the New Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the New Term Loan accrues at either Libor or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of March 31, 2015, the interest rate on the New Term Loan was 7.00%. The revolving commitment has the same interest rate terms as the New Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds, to comply with a maximum total leverage ratio. As of March 31, 2015 and December 31, 2014, there were no outstanding borrowings under the revolving commitment and, as a result, the maximum total leverage ratio requirement was not applicable. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including mergers and acquisitions, incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities. In addition, the Credit Facility limits, with certain exceptions, certain of the Company’s subsidiaries from making cash dividends and loans to the Company. As

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

a result, approximately $79.9 million of the Company's $253.6 million in stockholders' equity as of December 31, 2014 was free of limitations on the payment of dividends.

Interest expense relating to the New Term Loan for the three months ended March 31, 2015 and 2014 was approximately $10.0 million and $9.9 million, respectively.

12. Derivative Financial Instruments

The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities. Hedge accounting has not been applied to any of the Company’s interest rate swaps.

As of March 31, 2015, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. However, during the three months ended March 31, 2015 and 2014, and in connection with its securitizations, the Company terminated interest rate swaps with notional values of $18.7 million and $35.0 million, respectively. The total loss on the termination of these interest rate swaps for the three months ended March 31, 2015 and 2014, was $0.3 million and $0.6 million, respectively. These losses were recorded in loss on swap terminations, net in the Company's unaudited condensed consolidated statements of operations. The unrealized loss for these swaps for the three months ended March 31, 2015 and 2014, was $0 and less than $0.1 million, respectively. These losses were recorded in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts (Note 10). As of March 31, 2015, the Company had 8 outstanding swaps with a total notional amount of approximately $226.3 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of March 31, 2015, the term of these interest rate swaps range from approximately 7 to 21 years. For the three months ended March 31, 2015 and 2014, the amount of unrealized gain (loss) recognized was $(1.3) million and $0.4 million, respectively. These gains (losses) were recorded in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC (“PSS”), a permanent financing VIE (Note 10), and PLMT (Note 9).  As of March 31, 2015, the Company had 152 outstanding swaps with a total notional value of approximately $224.2 million. The Company pays fixed rates ranging from 4.70% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of March 31, 2015, the term of the interest rate swaps for PSS and PLMT range from approximately less than 1 month to approximately 19 years. For the three months ended March 31, 2015 and 2014, the amount of unrealized losses recognized was $3.3 million and $1.9 million, respectively. These losses were included in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The notional amounts and fair values of interest rate swaps were as follows:

Entity	Securitization	Notional as of March 31, 2015	Fair Market Value as of March 31, 2015	Notional as of December 31, 2014	Fair Market Value as of December 31, 2014

		(In Thousands)
321 Henderson I, LLC	2004-A A-1	$30,893	$(3,171)	$32,628	$(3,019)
321 Henderson I, LLC	2005-1 A-1	56,033	(7,827)	58,735	(7,435)
321 Henderson II, LLC	2006-1 A-1	14,227	(1,509)	15,571	(1,509)
322 Henderson II, LLC	2006-2 A-1	18,073	(2,820)	18,859	(2,718)
323 Henderson II, LLC	2006-3 A-1	19,875	(2,547)	21,361	(2,475)
324 Henderson II, LLC	2006-4 A-1	18,815	(2,019)	19,719	(2,056)
325 Henderson II, LLC	2007-1 A-2	31,428	(5,879)	32,994	(5,624)
326 Henderson II, LLC	2007-2 A-3	36,945	(9,398)	37,592	(8,966)
PSS	—	172,336	(34,658)	176,943	(31,807)
PLMT	—	51,856	(10,589)	52,907	(10,097)
Total		$450,481	$(80,417)	$467,309	$(75,706)

13. Income Taxes

The Corporation is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of JGW LLC’s pre-tax income. JGW LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes. As a result, the Company’s unaudited condensed consolidated financial statements do not reflect a benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interests in JGW LLC.

The Company’s overall effective tax rate was 36.6% for the three months ended March 31, 2015, as compared to an overall effective rate of 18.6% for the three months ended March 31, 2014. The effective tax rate for the Corporation for the three months ended March 31, 2015 and 2014 was 69.8% and 45.9%, respectively. The effective tax rate for JGW LLC for the three months ended March 31, 2015 and 2014 was 1.1% .

The increase in the Company's and the Corporation's effective tax rates was primarily the result of: (i) the impact of permanent differences between book and taxable income and (ii) an increase in the allocation of income (loss) from JGW LLC to the Corporation during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The Corporation's share of JGW LLC’s income (loss) increased as a result of Common Interestholders having exchanged their Common Interests for shares of Class A common stock during the year ended December 31, 2014. The variance in effective tax rates between the two legal entities is because JGW LLC is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes.

14. Stockholders’ Equity

On November 14, 2013, the Corporation consummated an initial public offering ("IPO") and amended and restated its certificate of incorporation to provide for, among other things, the authorization of 500,000,000 shares of Class A common stock (the "Class A common stock"), par value $.00001 per share, 500,000,000 shares of Class B common stock (the "Class B common stock"), par value $.00001 per share, 500,000,000 shares of Class C "non-voting" common stock, par value $.00001 per share (the "Class C common stock"), and 100,000,000 shares of blank check preferred stock. Also concurrent with the consummation of the Corporation's IPO, JGW LLC merged with and into a newly formed subsidiary of the Corporation.

As of March 31, 2015, there were 15,025,457 shares of Class A common stock issued and 14,143,434 shares outstanding. Additionally, there were 9,945,477 shares of Class B common stock issued and outstanding, respectively, as of March 31, 2015.

Class A Common Stock Repurchase Program

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

On May 2, 2014, the Company’s Board of Directors approved the repurchase of an aggregate of $15.0 million of Class A common stock (the “Stock Repurchase Program”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  Purchases under the Stock Repurchase Program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws. The Stock Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of debt, current stock price, market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and has no set expiration date.

Since the inception of the Stock Repurchase Program, the Company has repurchased 739,973 shares of Class A common stock for an aggregate purchase price of $7.3 million. During the three months ended March 31, 2015, the Company repurchased 281,268 shares of Class A common stock for an aggregate purchase price of $2.8 million, or $9.94 per share. The repurchased shares are classified as treasury stock at cost on the Company’s condensed consolidated balance sheets.

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

Subject to the terms and conditions of the operating agreement of JGW LLC, Peach Group Holdings, Inc. ("PGHI Corp.") and its permitted transferees have the right to exchange the non-voting Common Interests in JGW LLC they hold for shares of Class C common stock, or at the option of JGW LLC, cash equal to the market value of Class C common stock.

Each share of Class C common stock may, at the option of the holder, be converted at any time into a share of Class A common stock on a one-for-one basis.

Preferred Stock

The Company’s certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock.  No preferred stock had been issued or was outstanding as of March 31, 2015.

Warrants Issued to PGHI Corp.

In connection with the IPO and restructuring, the Class C profits interests of JGW LLC held by PGHI Corp. were cancelled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests of JGW LLC entitled the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred.

JGW LLC Operating Agreement

Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the three months ended March 31, 2014, 814,190 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 814,190 shares of the Class A common stock pursuant to the operating agreement. There were no such exchanges during the three months ended March 31, 2015.

Amounts Reclassified Out of Accumulated Other Comprehensive Income

ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  During the three months ended March 31, 2015 and 2014, there were no reclassifications out of accumulated other comprehensive income.

15.  Non-Controlling Interests

The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders (see Note 2). Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the three months ended March 31, 2015 are presented in the following table:

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total

Balance as of December 31, 2014	14,420,392	14,324,373	28,744,765
Common interests acquired by The J.G. Wentworth Company as a result of the issuance of restricted common stock	4,310	—	4,310
Common interests repurchased as a result of Class A common stock repurchased	(281,268)	—	(281,268)
Common interests forfeited	—	(18,273)	(18,273)
Balance as of March 31, 2015	14,143,434	14,306,100	28,449,534

The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.

16. Commitments and Contingencies

Arrangements

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of March 31, 2015 and December 31, 2014, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $9.8 million and $9.7 million, respectively, and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s condensed consolidated balance sheets.

The Arrangement also has put options, which expire on December 30, 2019 and 2020, that gives the counterparty the option to sell purchased LCSS assets back to the Company. The put options, if exercised by the counterparty, require the Company to purchase LCSS assets at a target internal rate of return ("IRR") of 3.5% above the original target IRR paid by the counterparty.

Tax Receivable Agreement

Common Interestholders may exchange their Common Interests for shares of Class A common stock or, in the case of PGHI Corp., shares of Class C common stock, on a one-for-one basis or, in each case, at the option of JGW LLC, cash. JGW LLC is expected to make an election under Section 754 of the Internal Revenue Code of 1986 in connection with the filing of its 2014 federal income tax return, which may result in an adjustment to the Corporation’s share of the tax basis of the assets owned by JGW LLC at the time of such initial sale of and subsequent exchanges of Common Interests. The sale and exchanges may result in increases in the Corporation’s share of the tax basis of the tangible and intangible assets of JGW LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that the Corporation would otherwise be required to pay in the future.

In connection with the IPO, the Corporation entered into a tax receivable agreement with Common Interestholders who held in excess of approximately 1% of the Common Interests outstanding immediately prior to the IPO. The tax receivable agreement requires the Company to pay those Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in any tax year from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests for shares of Class A or Class C common stock (or cash). The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to the Corporation for operations and to make future distributions to holders of Class A common stock.

For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the Corporation’s actual income tax liability for a covered tax year to the amount of such taxes that the Corporation would have been required to pay for such covered tax year had there been no increase to the Corporation’s share of the tax basis of the tangible and intangible

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

17. Share-Based Compensation

Under the Company’s 2013 Omnibus Incentive Plan (the “Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of March 31, 2015, 1.2 million shares of unissued Class A common stock were available for granting under this plan.

As of March 31, 2015, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees and restricted stock shares to independent directors under the Plan. The Company recognizes compensation cost net of a forfeiture rate within the unaudited condensed consolidated statement of operations for only those awards expected to vest. The Company estimates the forfeiture rate based on its expectations about future forfeitures.

Stock Options

Options were granted to purchase Class A common stock at exercise prices equal to the fair market value on the date of grant, have a contractual term of ten years, and vest generally in equal annual installments over a five year period following the date of grant, subject to the holder's continued employment with the Company through the applicable vesting date.

The fair value of stock options awarded during the three months ended March 31, 2015 was estimated using the Black-Scholes valuation model with the following assumptions and weighted average fair values:

Three Months Ended March 31, 2015
Weighted average fair value of grant	$4.79
Risk-free interest rate	1.63%
Expected volatility	47.1%
Expected life of options in years	6.5
Expected dividend yield	—

The Company recognizes share-based compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the three months ended March 31, 2015 and 2014, the Company recognized $0.3 million and $0.1 million of share-based compensation expense in connection with the stock options issued under the Plan, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2014	1,376,932	$11.44	9.44	$0.1
Granted	248,000	9.97
Exercised	—	—
Forfeited	(106,437)	11.01
Outstanding as of March 31, 2015	1,518,495	$11.23	9.30	$0.1
Outstanding, vested and expected to vest as of March 31, 2015	1,459,337	11.24	9.29	$0.1
Vested as of March 31, 2015	73,571	12.46	8.04	$—

The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on March 31, 2015. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. As of March 31, 2015, $6.6 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 4.3 years.

Performance-Based Restricted Stock Units

A summary of performance-based restricted stock units for the three months ended March 31, 2015 is as follows:

	Performance- Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2014	130,250	$10.60
Granted	124,000	9.97
Vested	—	—
Forfeited	(42,500)	10.20
Outstanding as of March 31, 2015	211,750	10.31
Outstanding and expected to vest as of March 31, 2015	203,390	10.31

Each performance-based unit will vest into 0 to 1.5 shares of Class A common stock depending to the degree to which the performance goals are met. Compensation expense resulting from these awards is recognized ratably from the date of the grant until the date the restrictions lapse and is based on the trading price of the Class A common stock on the date of grant and the probability of achievement of the specific performance-based goals. During the three months ended March 31, 2015, the Company recognized less than $0.1 million of share-based compensation expense in connection with these performance-based units. The Company did not grant performance-based restricted stock units until May 2014, thus there was no share-based compensation recognized during the three months ended March 31, 2014.

The aggregate grant-date fair value of the performance-based restricted stock units granted during the three months ended March 31, 2015 was $1.2 million. As of March 31, 2015, there was $1.9 million of total unrecognized compensation cost relating to outstanding performance-based units that is expected to be recognized over a weighted average period of 2.4 years. None of the performance-based restricted stock units were vested as of March 31, 2015.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Restricted Common Interests in JGW LLC

The following table summarizes the activities of Restricted Common Interests in JGW LLC for the three months ended March 31, 2015:

	Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2014	1,083,114	$5.32
Granted	—	—
Converted into shares of Class A common stock	—	—
Forfeited	(18,273)	2.62
Outstanding as of March 31, 2015	1,064,841	5.37
Outstanding, vested and expected to vest as of March 31, 2015	1,063,960	5.36
Vested as of March 31, 2015	925,971	4.55

As of March 31, 2015, there was $1.1 million of unrecognized compensation cost related to outstanding Restricted Common Interests that is expected to be recognized over a weighted average period of 2.9 years. Total share-based compensation expense recognized for the three months ended March 31, 2015 and 2014 related to the Restricted Common Interests was $0.1 million and $0.4 million, respectively.

18. Earnings Per Share

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

In connection with the IPO and restructuring, Class C profit interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock (Note 14). For the three months ended March 31, 2015 and 2014, these warrants were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method.

During the three months ended March 31, 2015 and 2014, 1,344,958 and 264,047 weighted average stock options outstanding, respectively, were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method. During the three months ended March 31, 2015, 125,395 weighted-average performance-based restricted stock units were antidilutive under the treasury stock method. None of the performance-based restricted stock units were outstanding during the three months ended March 31, 2014.

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

In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net income (loss) attributable to holders of Class A common stock would increase due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, for the three months ended

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015 and 2014, 14,167,045 and 17,128,856 weighted average Common Interest and vested Restricted Common Interests outstanding, respectively, and 154,482 and 786,488 weighted average unvested Restricted Common Interests outstanding, respectively, were antidilutive and excluded from the computation of diluted earnings (loss) per common share.

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(In thousands, except share and per share data)
Numerator:
Numerator for basic EPS- Net income (loss) attributable to holders of The J.G. Wentworth Company Class A common stock	$(1,345)	$9,022
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—
JGW LLC unvested Restricted Common Interests	—	—
Numerator for diluted EPS- Net income (loss) attributable to holders of The J.G. Wentworth Company Class A common stock	$(1,345)	$9,022
Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	14,271,842	11,641,617
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Restricted common stock and performance-based restricted stock units	—	666
JGW LLC Common Interests and vested Restricted Common Interests	—	—
JGW LLC unvested Restricted Common Interests	—	—
Dilutive potential common shares	—	666
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	14,271,842	11,642,283

Basic income (loss) per share of Class A common stock	$(0.09)	$0.77
Diluted income (loss) per share of Class A common stock	$(0.09)	$0.77

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We operate two leading and highly recognizable brands, J.G. Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or potential pre-settlement customers. Since 1995 through March 2015, we have invested approximately $705.3 million in marketing to establish our brand names and increase customer awareness through multiple media outlets. According to Kantar Media, since 2008 through December 31, 2014, each of our brands has spent approximately five-times the amounts spent by the nearest industry competitor on television advertising and together have spent approximately 80% of the total amount spent by all major participants in the industry. As a result of our substantial marketing investment, we believe our two core brands are the #1 and #2 most recognized brands in their product categories. Since 1995, we have been building proprietary databases of current and prospective customers, which we continue to grow through our marketing efforts and which we consider a key differentiator from our competitors.

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $10.9 billion of undiscounted structured settlement payment streams and have completed 41 asset-backed securitizations totaling over $5.7 billion in aggregate note issuance volume. The Company refers to undiscounted total receivable balances as “TRB.” TRB purchases for the three months ended March 31, 2015 and 2014 were $260.8 million and $260.6 million, respectively.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We initially fund our purchase of structured settlement payments and annuities with available cash and cash equivalents or through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750.0 million as of March 31, 2015. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment steams using a combination of other committed financing sources and our operating cash flows.

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

As part of our overall diversification, we decided, beginning in April 2015, to significantly reduce our purchases of finance receivables associated with pre-settlement funding transactions. We will, however, continue to broker such transactions to third parties in exchange for broker or referral fees. We do not expect this change will have a material impact on our business, financial condition, results of operations or cash flows.

We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business as set forth more fully under “Part 1, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of Consolidated Results for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$44,392	$47,822	$(3,430)	(7.2)%
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	39,421	87,311	(47,890)	(54.8)
Loss on swap terminations, net	(275)	(574)	299	(52.1)
Servicing, broker, and other fees	881	1,142	(261)	(22.9)
Realized and unrealized gains on marketable securities, net	1,830	889	941	105.8
Gain on extinguishment of debt	593	—	593	—
Other	(12)	—	(12)	—
Total Revenues	$86,830	$136,590	$(49,760)	(36.4)%

EXPENSES
Advertising	$15,840	$17,493	$(1,653)	(9.4)%
Interest expense	48,835	51,230	(2,395)	(4.7)
Compensation and benefits	12,798	9,286	3,512	37.8
General and administrative	4,639	4,470	169	3.8
Professional and consulting	4,438	3,444	994	28.9
Debt issuance	2,749	3,001	(252)	(8.4)
Securitization debt maintenance	1,496	1,557	(61)	(3.9)
Provision for losses on finance receivables	1,339	1,091	248	22.7
Depreciation and amortization	991	1,081	(90)	(8.3)
Installment obligations expense, net	2,320	1,492	828	55.5
Total Expenses	$95,445	$94,145	$1,300	1.4%
Income (loss) before income taxes	(8,615)	42,445	(51,060)	(120.3)
Provision (benefit) for income taxes	(3,155)	7,912	(11,067)	(139.9)
Net Income (Loss)	$(5,460)	$34,533	$(39,993)	(115.8)%
Less net income (loss) attributable to non-controlling interests	(4,115)	25,511	(29,626)	(116.1)
Net income (loss) attributable to The J.G. Wentworth Company	$(1,345)	$9,022	(10,367)	(114.9)%

TRB purchases	$260,830	$260,581	$249	0.1%

Revenues

Total revenues for the three months ended March 31, 2015 were $86.8 million, a decrease of $49.8 million, or 36.4%, from $136.6 million for the three months ended March 31, 2014. The decrease was primarily due to a $47.9 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives and a $3.4 million decrease in interest income. This was partially offset by an $0.9 million increase in realized and unrealized gains on marketable securities, net and a $0.6 million increase in gain on extinguishment of debt.

Interest income for the three months ended March 31, 2015 was $44.4 million, a decrease of $3.4 million, or 7.2%, from $47.8 million for the three months ended March 31, 2014, due to a decrease in the fair value discount rates used to calculate interest income, partially offset by an increase in our finance receivables balance.

Unrealized gains on VIE and other finance receivables, long-term debt and derivatives was $39.4 million for the three months ended March 31, 2015, a decrease of $47.9 million from $87.3 million for the three months ended March 31, 2014. The decrease was primarily driven by a $44.1 million decrease in unrealized gains on securitized finance receivables, debt and related derivatives, including our residual interest in securitized finance receivables, and a $3.8 million decrease in unrealized gains on unsecuritized receivables. The $44.1 million decrease in our unrealized gains on securitized finance receivables, debt and related derivatives was primarily the result of a less favorable movement in the fair value interest rate used to value our residual interest cash flows during the respective periods. The $3.8 decrease in gains on unsecuritized finance receivables was also due to a less favorable movement in interest rates used to value these finance receivables.

Realized and unrealized gains on marketable securities, net, was $1.8 million for the three months ended March 31, 2015, an increase of $0.9 million from $0.9 million for the three months ended March 31, 2014, due to higher investment returns on marketable securities. The increase was primarily offset by a corresponding increase in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income (loss).

The $0.6 million gain on extinguishment of debt during the three months ended March 31, 2015 resulted from the early repayment of the 2004-A securitization debt issued by Structured Receivables Finance #1, LLC. The associated finance receivables were subsequently included in the 2015-1 securitization.

Operating Expenses

Total expenses for the three months ended March 31, 2015 were $95.4 million, an increase of $1.3 million, or 1.4%, from $94.1 million for the three months ended March 31, 2014.

Advertising expense, which consists of our television, internet, direct mail and other marketing related expenses, decreased by $1.7 million to $15.8 million for the three months ended March 31, 2015, from $17.5 million for the three months ended March 31, 2014, primarily due to a decrease in spending for television. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.

Interest expense, which includes interest on our securitization debt, warehouse facilities and the term loan, decreased by 4.7% to $48.8 million for the three months ended March 31, 2015, from $51.2 million for the three months ended March 31, 2014. The $2.4 million decrease was primarily driven by a decline in interest expense associated with our securitization debt that resulted from a decrease in the fair value interest rate used to calculate interest expense, partially offset by an increase in the average outstanding balance of our securitization debt.

Compensation and benefits expense increased to $12.8 million for the three months ended March 31, 2015 from $9.3 million for the three months ended March 31, 2014, primarily due to an increase of $2.3 million in severance expense related to former senior managers of the Company, combined with a slight increase in headcount that was necessary to execute on our strategy of entering new lines of business and continuing to build our information, data and analytic capabilities.

Debt issuance expense for the three months ended March 31, 2015 decreased to $2.7 million from $3.0 million for the three months ended March 31, 2014, primarily due to a $19.8 million decline in the aggregate amount of notes issued in connection with our 2015-1 securitization compared to our 2014-1 securitization in the prior year that resulted in lower underwriting fees.

Professional and consulting costs increased to $4.4 million for the three months ended March 31, 2015, from $3.4 million for the three months ended March 31, 2014, primarily due to a $0.6 million increase in due diligence fees incurred in connection with the WestStar Acquisition and a $0.4 million increase in tax consulting, tax compliance and internal control related consulting fees.

Provision for losses on finance receivables for the three months ended March 31, 2015 increased to $1.3 million from $1.1 million for the three months ended March 31, 2014, due to an increase in the provision for losses associated with pre-settlement funding transactions.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2015, we incurred a loss before income taxes of $8.6 million, compared to income before income taxes of $42.4 million for the three months ended March 31, 2014. The $51.1 million decrease was primarily due to: (i) a $47.9 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives that primarily resulted from a less favorable movement in the fair value interest rate used to value our residual interest cash flows, (ii) a $3.4 million decrease in interest income due to a decrease in the fair value discount rates used to calculate interest income, and (iii) a $3.5 million increase in compensation and benefits primarily due to severance expense related to former senior managers of the Company. These decreases were partly offset by a $2.4 million decline in interest expense primarily resulting from a decrease in the fair value interest rate used to calculate interest expense of our securitization debt.

Income Taxes

During the three months ended March 31, 2015, we recorded an income tax benefit of $3.2 million, compared to a provision for income taxes of $7.9 million for the three months ended March 31, 2014. The Company’s overall effective tax rate was 36.6% for the three months ended March 31, 2015, as compared to an overall effective rate of 18.6% for the three months ended March 31, 2014. The increase in the overall effective tax rate was primarily the result of: (i) the impact of permanent differences between book income (loss) and taxable income (loss), and (ii) an increase in the allocation of income (loss) from JGW LLC to the Corporation during the three months ended March 31, 2015 compared to the prior year.

Net Income (Loss)

Net loss for the three months ended March 31, 2015 was $5.5 million, a decrease of $40.0 million from net income of $34.5 million for the three months ended March 31, 2014, due to the $51.1 million decrease in income before taxes partially offset by the $11.1 million decrease in our provision for income taxes discussed earlier.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests represents the portion of earnings or loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $4.1 million in net loss attributable to non-controlling interests for the three months ended March 31, 2015 represents the non-controlling interests' 50.1% weighted average economic interest in JGW LLC's net loss for the three months ended March 31, 2015. The $25.5 million net income attributable to non-controlling interests for the three months ended March 31, 2014 represents the non-controlling interests' 60.6% weighted average economic interest in JGW LLC's net income for the three months ended March 31, 2014.

Net Income (Loss) Attributable to The J.G. Wentworth Company

Net income (loss) attributable to The J.G. Wentworth Company represents the sum of (i) the portion of earnings (loss) attributable to the economic interests in JGW LLC held by the The J.G. Wentworth Company and (ii) the tax provision (benefit) based on the JGW LLC's income (loss) attributable to The J.G. Wentworth Company. Net income (loss) attributable to The J.G. Wentworth Company for the three months ended March 31, 2015 decreased by $10.4 million to a net loss of $1.3 million from net income of $9.0 million for the three months ended March 31, 2014, primarily due to the net loss incurred by JGW LLC in the current year compared to net income earned by JGW LLC in the prior year.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014

Net cash used in operating activities	$(75,433)	$(180,961)
Net cash used in investing activities	(905)	(350)
Net cash provided by financing activities	148,549	176,901
Net increase (decrease) in cash and cash equivalents	$72,211	(4,410)
Cash and cash equivalents at beginning of period	41,648	39,061
Cash and cash equivalents at end of period	$113,859	$34,651

For the Three Months Ended March 31, 2015 and 2014

Cash Flow from Operating Activities

Net cash used in operating activities was $75.4 million and $181.0 million for the three months ended March 31, 2015 and 2014, respectively. The net cash used in operating activities does not reflect the financing of our purchased finance receivables which is an integral part of our business and is reflected in cash flow provided by financing activities. The $105.5 million decrease in cash used in operating activities was principally due to a $99.4 million decrease in the change in restricted cash and investments due to the timing of securitizations in the first quarters of 2015 and 2014 combined with a $9.8 million decrease in the net change in operating liabilities due to the timing of cash disbursements.

Cash Flow from Investment Activities

Net cash used in investment activities was $0.9 million for the three months ended March 31, 2015 compared to net cash provided by investment activities of $0.4 million for the three months ended March 31, 2014. The $0.6 million increase was primarily due to a $0.4 million increase in the purchase of fixed assets in the current year related to the building of our information, data and analytic capabilities.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased to $148.5 million for the three months ended March 31, 2015 from $176.9 million for the three months ended March 31, 2014. The $28.4 million decrease in net cash provided by financing activities was primarily attributable to a $20.8 million decrease in proceeds received from the issuance of VIE long-term debt and a $10.6 million increase in repayments on our long-term debt and derivatives.

Funding Sources

We utilize a number of different funding sources to finance our different business lines. These sources are targeted to allow us to maximize our cash proceeds from the different assets that we purchase.

Structured Settlements and Annuities

We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents or through four separate warehouse facilities with $750.0 million of aggregate capacity: (i) a $300.0 million syndicated warehouse facility with Barclays and Natixis with a revolving period that ends in July 2016; (ii) a $300.0 million warehouse facility with Credit Suisse with a revolving period that ends in November 2016; (iii) a $100.0 million warehouse facility with PartnerRe with a two year evergreen feature that requires the lender to give us 24 months’ notice prior to terminating the facility’s revolving line of credit; and (iv) a $50.0 million warehouse facility with Deutsche Bank with a revolving period that ends in October 2016. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of March 31, 2015, we had $730.9 million in total unused borrowing capacity under the four separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.

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

We undertake non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in 2014 and on March 31, 2015, we closed our 2015-1 securitization with an aggregate note issuance amount of $214.1 million and a discount rate of 3.64% which generated net proceeds to us of $144.5 million.

We intend, subject to market conditions, management discretion and other relevant factors, to continue to undertake approximately three securitizations per year in the future. The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 80% of the counterparties to structured settlement payment streams that we purchased in 2014 were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market. Since 1995, we have competed 41 securitizations totaling over $5.7 billion in aggregate note issuance volume relating to $9.4 billion of TRB purchases.

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with PartnerRe with a capacity of $100.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of March 31, 2015, our permanent financing facility with PartnerRe had $40.9 million of unused capacity for our life contingent annuity and structured settlement businesses.

Lotteries

Beginning in 2013, we have been purchasing lottery payment streams utilizing our balance sheets and we have structured two of our guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently securitize together with structured settlement and annuity payment streams. Lottery payment streams were included in all of our securitizations during 2015 and 2014. We intend to continue to securitize lottery payment streams in the future. We believe that our ability to securitize lottery payment streams has the potential to assist us to achieve an industry-leading cost of capital and to drive our future growth in this asset class.

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

Pre-Settlement Funding

We historically financed our pre-settlement funding transactions through a revolving credit facility with Capital One Bank. The $35.0 million facility is structured with a revolving period that ends in December 2015 and a subsequent 24 month amortization period. The advance rate applicable to pre-settlement funding financed through the facility is 84%. Due to the shorter duration of pre-settlement funding, we did not require a facility with as large a capacity as for the other asset types above, as the pre-settlement funding transactions revolve more frequently. Positive cash flow is typically generated from the difference between the amount of proceeds we receive on settlement and the amount funded to the plaintiff. As of March 31, 2015, our $35.0 million revolving credit facility had $15.4 million of unused capacity. We have decided, beginning April 2015, to significantly reduce our purchases of pre-settlement transactions. We will, however, continue to broker such transactions to third parties in exchange for broker or referral fees. We do not expect that this change will have a material impact on our business, financial condition, results of operation or cash flows.

Term Loan

We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of March 31, 2015 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matures in August 2017. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either Libor or 1.0% (whichever is greater) plus a spread of 6.0%.  If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment has the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019. As of March 31, 2015, there were no outstanding borrowings on our revolving commitment.

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

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months, including the estimated $54 million purchase price for the previously announced WestStar Acquisition, are expected to be provided through: (i) the excess cash generated by our structured settlement, annuity, and lottery payment stream warehouse facilities, life contingent structured settlement and annuity permanent financing facilities as well as our lottery program, (ii) cash on-hand, and (iii) the issuance of the Company's Class A common stock. Our securitization program for structured settlements, annuities and lottery payment streams also is expected to provide for both a replenishment of our warehouse capacity as well as excess cash to operate the business and make interest payments. However, there can be no assurances that we will be able to continue to securitize our payment streams at favorable rates, obtain financing through borrowing or other means, or be able to raise new equity.

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

Contractual Obligations and Commitments

On March 31 2015, we closed our 2015-1 securitization with an aggregate issuance amount of $214.1 million and a discount rate of 3.64%.

Critical Accounting Policies

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

Emerging Growth Company

We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permitted to, and may opt to, rely on exemptions from certain financial disclosure requirements under U.S. GAAP that are applicable to other companies that are not emerging growth companies.

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

In the first quarter of 2015, management performed an assessment of goodwill and intangible assets and found no indications of impairment. Management considered the factors below in its qualitative assessment in determining that it was not more likely than not that the fair value of the Company was less than the carrying value:

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

Segment Reporting

We report operating segments in accordance with ASC 280 Segment Reporting. Operating segments are components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker, for the purpose of allocating resources and assessing performance. We have one operating segment because we primarily operate in the structured settlement industry. Our other revenue generating activities, including annuities and lottery are performed at our headquarters in conjunction with or similar to structured settlements.

Debt Issuance Costs

In April of 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs which relates to how an entity accounts for the recognition of debt issuance costs as a deferred charge. The ASU will require an entity to recognize debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016. Early adoption is permitted. The standard requires the new guidance to be adopted on a retrospective basis wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying this ASU. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our unaudited condensed consolidated statements of operations. As of March 31, 2015, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of March 31, 2015	Impact as of March 31, 2015 of a 100 bp increase in interest rates	Impact as of March 31, 2015 of a 100 bp decrease in interest rates
	(In Thousands)
Securitized receivables, at fair market value	$4,199,510	$(262,945)	$295,137
Company retained interests in finance receivables, at fair market value	318,493	(59,661)	68,894
Unsecured finance receivables, at fair market value	64,705	(5,855)	6,948

VIE and other finance receivables, at fair market value	4,582,708	(328,461)	370,979
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,144,251	232,160	(261,091)
VIE derivative liabilities, at fair market value	80,417	26,498	(29,144)
Net Impact	N/A	(69,803)	80,744

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during the three months ended March 31, 2015, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the three months ended March 31, 2015 would have been reduced by approximately $15.5 million. If instead this increase of 1% in financing costs were to have only affected our March payment stream purchases our income for the three months ended March 31, 2015 would have been reduced by approximately $5.2 million.

Derivative and Other Hedging Instruments

We utilize interest rate swaps to manage our exposure to changes in interest rates related to borrowings on our revolving credit facilities. We have not applied hedge accounting to any of our interest rate swaps.

As of March 31, 2015, we did not have any outstanding interest rate swaps related to our borrowings on revolving credit facilities. During the three months ended March 31, 2015 and 2014, we terminated $18.7 million and $35.0 million of interest rate swap notional value, respectively, in connection with our securitizations.

Gains and losses on the termination of these interest rate swaps are recorded in gain (loss) on swap terminations, net in our unaudited condensed consolidated statements of operations. The unrealized gains and losses for these swaps were recorded in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

We also have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts. As of March 31, 2015, we had 8 outstanding swaps with a total notional amount of approximately $226.3 million, we pay fixed rates ranging from 4.5% to 5.8%, and we receive floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of March 31, 2015, the terms of these interest rate swaps range from approximately 7 to approximately 21 years. We recognize unrealized gains (losses) and record these in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

Additionally, we have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings under PSS and PLMT. As of March 31, 2015, we had 152 outstanding swaps with a total notional value of approximately $224.2 million. We pay fixed rates ranging from 4.7% to 8.7% and we receive floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization.  As of March 31, 2015, the term of the interest rate swaps for PSS and PLMT range approximately from less than 1 month to approximately 19 years. We recognize the unrealized gains and losses and include them in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding our legal proceedings appears in “Part I, Item 3 “‘Legal Proceedings’” in our Annual Report on Form 10-K for the year ended December 31, 2014 and is incorporated herein by reference. Other than as described below there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K.

Illinois Proceedings

As noted in our Form 10-K for the year ended December 31, 2014, the parties to the original Illinois proceeding filed March 12, 2011 against Settlement Funding LLC d/b/a Peachtree Settlement Funding, in Circuit Court of Cook County, had filed a complaint against the annuity providers and other remaining parties. Those parties had filed motions to dismiss. Oral argument was held, and after oral argument, the parties announced that they had settled the matters and the Court entered an Agreed Order dismissing the matters. Peachtree Settlement Funding was not a party to the final actions amongst those parties.

As noted in our Form 10-K for the year ended December 31, 2014, in February 2014 a purported class action filing was made against the Company and various subsidiaries, alleging, among other claims, violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and the Racketeer Influenced and Corrupt Organizations Act, which was removed by the defendants to the United States Court for the Southern District of Illinois. The Northern District of Illinois entered an order finding that it lacked subject matter jurisdiction over the case and remanded it back to St. Clair County. The defendants filed appeals. The United States Court of Appeals for the Seventh Circuit granted the relief requested by certain of the defendants, reversed the previous ruling noting that the Northern District did have jurisdiction and remanded the matter back to the Northern District. The remaining defendant, Settlement Funding, LLC, filed its brief in support of its appeal with the United States Court of Appeals for the Seventh Circuit. The Company continues to believe that the ruling relating to that defendant on jurisdiction is incorrect, and that the plaintiffs’ claims in the second amended complaint are time-barred and/or without merit and Defendants intends to vigorously defend the claims on a number of factual and legal grounds in arbitration and/or litigation.

Subsequent to the noted ruling by the United States Court of Appeals for the Seventh Circuit, one of the plaintiffs from the proceeding filed a new action in the Circuit Court for the 20th Judicial District, St. Clair County, Illinois, against J. G. Wentworth Originations, LLC alleging similar facts and violations as the previously filed matter, and also included relief from the Court which would declare each qualified order obtained void. The Company will respond as necessary, believes the plaintiff’s claims are without merit and intends to vigorously defend the claims on a number of factual and legal grounds.

Item 1A. Risk Factors

Information regarding our risk factors appears in “Part I, Item 1A, “‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2014 and is incorporated herein by reference. There are no material changes in those risk factors other than those described below.

Beginning in April 2015, we significantly reduced our purchase of finance receivables associated with pre-settlement funding transactions. We will, however, continue to broker such transactions to third parties in exchange for broker or referral fees. We do not expect this change will have a material impact on our business, financial condition, results of operations or cash flows. To the extent we may opportunistically purchase finance receivables associated with pre-settlement funding transactions, we may still be exposed to the underwriting risks with respect to our pre-settlement funding transactions as previously disclosed in our Annual Report on Form 10-K.

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

On April 29, 2015, J. G. Wentworth, LLC was sent a second CID requesting oral testimony from a representative or representatives addressing various topics including, but not limited to, consumer interaction, various policies and marketing. The Company will evaluate and respond accordingly. We believe that the Company’s practices are fully compliant with applicable law, and we have cooperated with the CFPB.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase program by the Company for the period ended March 31, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
As of December 31, 2014	458,705	—	458,705	10,533,269
January 2015	117,800	9.41	117,800	9,417,334
February 2015	46,800	10.06	46,800	8,946,339
March 2015	116,668	10.35	116,668	7,736,365
Total	739,973		739,973

In May of 2014, our Board of Director's approved a share repurchase program, authorizing us to use up to an aggregate of $15 million to repurchase shares of our issued and outstanding Class A common stock, par value $0.00001 per share. We may make purchases under this share repurchase program from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws. This share repurchase program does not obligate us to acquire any particular amount of Class A common stock, may be suspended, modified, or discontinued at any time, and has no set expiration date.

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

THE J.G. WENTWORTH COMPANY

May 11, 2015	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

May 11, 2015	By:	/s/ John R. Schwab
John R. Schwab
Chief Financial Officer