Form 10-Q
period 2015-06-30
J.G. Wentworth Co
filed 2015-08-07
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No
The number of shares of the registrant’s Class A common stock, par value $0.00001 per share, outstanding was 15,386,513 as of July 31, 2015. The number of shares of the registrant’s Class B common stock, par value $0.00001 per share, outstanding was 9,042,349 as of July 31, 2015.

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

These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q. As set forth more fully under “Part 2, Item 1A. ‘Risk Factors’” in this Quarterly Report on Form 10-Q, these risks and uncertainties include, among other things:

•
the effects of local and national economic, credit and capital market conditions on the economy in general, and on the mortgage industry in particular, and the effects of foreign exchange rates and interest rates;

•	future opportunities of the combined company;

•	our anticipated needs for working capital;

•	our ability to implement our business strategy;

•	our ability to continue to purchase structured settlement payments and other assets;

•	the compression of the yield spread between the price we pay for and the price at which we sell assets due to changes in interest rates and/or other factors;

•	changes in tax or accounting policies or changes in interpretation of those policies as applicable to our business;

•	changes in current tax law relating to the tax treatment of structured settlements;

•	our ability to complete future securitizations or other financings on beneficial terms;

•	our dependence on the opinions of certain rating agencies;

•	our dependence on outside parties to conduct our transactions including the court system, insurance companies, outside counsel, delivery services and notaries;

•	our ability to remain in compliance with the terms of our substantial indebtedness;

•	changes in existing state laws governing the transfer of structured settlement payments or the interpretation thereof;

•	availability of or increases in the cost of our financing sources relative to our purchase discount rate;

•	changes to state or federal, licensing and regulatory regimes;

•	unfavorable press reports about our business model;

•	our dependence on the effectiveness of our direct response marketing;

•	adverse judicial developments;

•	our ability to successfully enter new lines of business and broaden the scope of our business;

•	potential litigation and regulatory proceedings;

•	changes in our expectations regarding the likelihood, timing or terms of any potential acquisitions described herein;

•	the lack of an established market for the subordinated interest in the receivables that we retain after a securitization is executed;

•	the impact of the March 2014 and April 2015 Consumer Financial Protection Bureau inquiries and any findings or regulations it issues as related to us, our industries, or products in general;

•	our dependence on a small number of key personnel;

•	our exposure to underwriting risk;

•	our access to personally identifiable confidential information of current and prospective customers and the improper use or failure to protect that information;

•	our computer systems being subject to security and privacy breaches;

•	the public disclosure of the identities of structured settlement holders;

•	our business model being susceptible to litigation;

•	the insolvency of a material number of structured settlement issuers; and

•	infringement of our trademarks or service marks.

The J.G. Wentworth Company
Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$56,091	$41,648
Restricted cash and investments	130,604	198,206
VIE finance receivables, at fair market value (1)	4,402,887	4,422,033
Other finance receivables, at fair market value	66,753	101,802
VIE finance receivables, net of allowances for losses of $8,494 and $7,674, respectively (1)	112,152	113,489
Other finance receivables, net of allowances for losses of $2,474 and $2,454, respectively	13,541	17,803
Other receivables, net of allowances for losses of $273 and $204, respectively	13,979	14,165
Fixed assets, net of accumulated depreciation of $7,076 and $5,976, respectively	4,375	3,758
Intangible assets, net of accumulated amortization of $21,168 and $20,273, respectively	44,541	45,436
Goodwill	84,993	84,993
Marketable securities	96,649	103,419
Deferred tax assets, net	—	2,170
Other assets	30,235	33,787
Total Assets	$5,056,800	$5,182,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,952	$5,301
Accrued expenses	18,367	13,955
Accrued interest	19,815	17,416
VIE derivative liabilities, at fair market value	68,251	75,706
VIE borrowings under revolving credit facilities and other similar borrowings	41,672	19,339
VIE long-term debt	178,619	181,558
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,938,740	4,031,864
Term loan payable	438,682	437,183
Other liabilities	7,717	6,677
Deferred tax liabilities, net	28,541	36,656
Installment obligations payable	96,649	103,419
Total Liabilities	4,846,005	4,929,074
Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 15,928,585 and 14,103,501 issued and outstanding as of June 30, 2015, respectively, 15,021,147 and 14,420,392 issued and outstanding as of December 31, 2014, respectively.	—	—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 9,042,349 issued and outstanding as of June 30, 2015, 9,963,750 issued and outstanding as of December 31, 2014, respectively.	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	—	—
Additional paid-in-capital	104,109	95,453
Retained earnings	11,993	25,634
	116,102	121,087
Less: treasury stock at cost, 1,825,084 and 600,755 shares as of June 30, 2015 and December 31, 2014, respectively.	(8,453)	(2,443)
Total stockholders’ equity, The J.G. Wentworth Company	107,649	118,644
Non-controlling interests	103,146	134,991
Total Stockholders’ Equity	210,795	253,635
Total Liabilities and Stockholders’ Equity	$5,056,800	$5,182,709
(1) Pledged as collateral to VIE credit and long-term debt facilities. Refer to Note 5 “VIE and Other Finance Receivables, at Fair Market Value” and Note 6 “VIE and Other Finance Receivables, net of Allowance for Losses.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
REVENUES
Interest income	$45,568	$46,638	$89,960	$94,460
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	15,581	70,317	55,002	157,628
Loss on swap terminations, net	—	—	(275)	(574)
Servicing, broker, and other	1,130	968	1,999	2,110
Realized and unrealized (losses) gains on marketable securities, net	(916)	3,467	914	4,356
Realized gain on notes receivable, at fair value	—	2,098	—	2,098
Gain on extinguishment of debt	—	—	593	—
Total Revenues	$61,363	$123,488	$148,193	$260,078

EXPENSES
Advertising	$16,942	$16,432	$32,782	$33,925
Interest expense	50,068	50,700	98,903	101,930
Compensation and benefits	9,418	10,483	22,216	19,769
General and administrative	4,733	4,613	9,372	9,083
Professional and consulting	4,861	5,518	9,299	8,962
Debt issuance	123	19	2,872	3,020
Securitization debt maintenance	1,494	1,564	2,990	3,121
Provision for losses on finance receivables	1,618	1,127	2,957	2,218
Depreciation and amortization	1,004	1,121	1,995	2,202
Installment obligations (income) expense, net	(249)	4,122	2,071	5,614
Total Expenses	$90,012	$95,699	$185,457	$189,844
(Loss) income before income taxes	(28,649)	27,789	(37,264)	70,234
(Benefit) provision for income taxes	(2,016)	6,081	(5,171)	13,993
Net (Loss) Income	$(26,633)	$21,708	$(32,093)	$56,241
Less net (loss) income attributable to non-controlling interests	(14,337)	15,440	(18,452)	40,951
Net (loss) income attributable to The J.G. Wentworth Company	$(12,296)	$6,268	$(13,641)	$15,290

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares of Class A common stock outstanding:
Basic	14,113,990	12,559,957	14,192,480	12,104,172
Diluted	14,113,990	12,562,042	14,192,480	12,105,548

Net (loss) income per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(0.87)	$0.50	$(0.96)	$1.26
Diluted	$(0.87)	$0.50	$(0.96)	$1.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net (loss) income	$(26,633)	$21,708	$(32,093)	$56,241
Other comprehensive gain (loss):
Reclassification adjustment for gain included in net income	—	(2,098)	—	(2,098)
Unrealized gains on notes receivable arising during the year	—	76	—	480
Total other comprehensive loss	—	(2,022)	—	(1,618)
Total comprehensive (loss) income	(26,633)	19,686	(32,093)	54,623
Less: comprehensive (loss) income allocated to non-controlling interests	(14,337)	14,189	(18,452)	39,945
Comprehensive (loss) income attributable to The J.G. Wentworth Company	$(12,296)	$5,497	$(13,641)	$14,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Non- controlling Interests	Retained Earnings	Additional Paid-In- Capital	Treasury Stock		Common Stock-Class A		Common Stock-Class B		Total Stockholders’ Equity
				Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2014	$134,991	$25,634	$95,453	600,755	$(2,443)	14,420,392	$—	9,963,750	$—	$253,635
Net loss	(18,452)	(13,641)	—	—	—	—	—	—	—	(32,093)
Share-based compensation	555	—	561	—	—	4,310	—	(18,273)	—	1,116
Repurchases of Class A common stock	(5,809)	—	—	1,224,329	(6,010)	(1,224,329)	—	—	—	(11,819)
Equity financing costs	(22)	—	(22)	—	—	—	—	—	—	(44)
Exchange of The J.G. Wentworth LLC common interests into Class A common stock	(8,117)	—	8,117	—	—	903,128	—	(903,128)	—	—
Balance as of June 30, 2015	$103,146	$11,993	$104,109	1,825,084	$(8,453)	14,103,501	$—	9,042,349	$—	$210,795

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(32,093)	$56,241
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for losses on finance and other receivables	2,957	2,218
Depreciation	1,100	817
Loss on disposal of fixed assets	—	69
Amortization of finance receivables acquisition costs	330	214
Amortization of intangibles	895	1,385
Amortization of debt issuance costs	3,864	3,919
Change in unrealized gains/losses on finance receivables	87,526	(337,525)
Change in unrealized gains/losses on long-term debt	(134,966)	175,425
Change in unrealized gains/losses on derivatives	(7,562)	4,472
Gain on notes receivable, at fair market value	—	(2,098)
Purchases of finance receivables	(211,240)	(236,660)
Collections on finance receivables	269,097	245,693
Recoveries of finance receivables	1	67
Accretion of interest income	(90,034)	(94,220)
Accretion of interest expense	(23,412)	(15,211)
Gain on extinguishment of debt	(593)	—
Share-based compensation expense	1,116	1,300
Change in marketable securities, net	(914)	(4,356)
Installment obligations expense, net	2,071	5,614
Decrease in fair value of life settlement contracts	10	116
Premiums and other costs paid, and proceeds from sale of life settlement contracts	(10)	(116)
Deferred income taxes	(5,945)	13,748
(Increase) decrease in operating assets:
Restricted cash and investments	67,602	(3,161)
Other assets	(174)	681
Other receivables	186	824
Increase (decrease) in operating liabilities:
Accounts payable	3,651	5,224
Accrued expenses	4,412	(7,050)
Accrued interest	2,399	1,998
Other liabilities	1,040	(163)
Net cash used in operating activities	$(58,686)	$(180,535)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Receipts from notes receivable	—	6,093
Purchases of fixed assets, net of sales proceeds	(1,717)	(1,355)
Net cash (used in) provided by investing activities	$(1,717)	$4,738
Cash flows from financing activities:
Payments of equity financing costs	(44)	(671)
Purchases of treasury stock	(11,819)	(917)
Issuance of VIE long-term debt	220,229	352,593
Payments for debt issuance costs	—	(2,767)
Repayments of long-term debt and derivatives	(155,853)	(208,583)
Gross proceeds from revolving credit facility	117,417	181,603
Repayments of revolving credit facilities	(95,084)	(149,110)
Issuance of installment obligations payable	999	—
Purchase of marketable securities	(999)	—
Repayments of installment obligations payable	(9,840)	(11,587)
Proceeds from sale of marketable securities	9,840	11,587
Net cash provided by financing activities	$74,846	$172,148
Net increase (decrease) in cash	14,443	(3,649)
Cash and cash equivalents at beginning of the period	41,648	39,061
Cash and cash equivalents at the end of the period	$56,091	$35,412

Supplemental disclosure of cash flow information:
Cash paid for interest	$116,103	$109,474
Cash paid for income taxes	$47	$4
Exchange of LLC Common Interests for shares of Class A common stock	$8,117	$11,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Background and Basis of Presentation

Organization and Description of Business Activities

The J.G. Wentworth Company (the “Corporation”) is a Delaware holding company that was incorporated on June 21, 2013. The Corporation operates through its managing membership in The J.G. Wentworth Company, LLC (“JGW LLC”), the Corporation's sole operating asset. JGW LLC is a controlled and consolidated subsidiary of the Corporation whose sole asset is its membership interest in J.G. Wentworth, LLC. As used in these notes, the “Company” refers collectively to the Corporation, and unless otherwise stated, all of its subsidiaries.

The Company, operating through its subsidiaries and affiliates, has its principal office in Radnor, Pennsylvania. The Company provides liquidity to individuals with financial assets such as structured settlements, annuities, and lottery winnings by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets. The Company also provides pre-settlement funding and access to funding to people with pending personal injury claims. The Company engages in warehousing and subsequent resale or securitization of these various financial assets.

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

JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation’s and the non-controlling interests' economic interest in JGW LLC was 51.3% and 48.7%, respectively, as of June 30, 2015. The Corporation’s and the non-controlling interests' economic interest in JGW LLC was 50.2% and 49.8%, respectively, as of December 31, 2014.

Net income (loss) attributable to the non-controlling interests in the unaudited condensed consolidated statements of operations represents the portion of earnings (loss) attributable to the economic interest in JGW LLC held by the non-controlling holders of JGW LLC common membership interests (the “Common Interestholders”). The allocation of net income (loss) to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling Common Interestholders’ weighted average economic interests in JGW LLC for the three months ended June 30, 2015 and 2014 were 49.6% and 57.4%, respectively. The non-controlling Common Interestholders’ weighted average economic interests in JGW LLC for the six months ended June 30, 2015 and 2014 were 49.8% and 59.0%, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The net income (loss) attributable to The J.G. Wentworth Company in the condensed consolidated statement of operations for the three months and six months ended June 30, 2015 and 2014 does not necessarily reflect the Corporation’s weighted average economic interests in JGW LLC for the respective periods because the majority of the provision (benefit) for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three months ended June 30, 2015 and 2014, $(2.2) million and $5.6 million of the $(2.0) million and $6.1 million total tax provision (benefit), respectively, was specifically attributable to The J.G. Wentworth Company. For the six months ended June 30, 2015 and 2014, $(5.3) million and $13.3 million of the $(5.2) million and $14.0 million total tax provision (benefit), respectively, was specifically attributable to The J.G. Wentworth Company. Refer to Note 12 for a description of the Company's income taxes.

Non-controlling interests in the unaudited condensed consolidated balance sheets represents the portion of equity attributable to the non-controlling common membership interests in JGW LLC (the “Common Interests”). The allocation of equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling Common Interests in the entity during the reporting period. Refer to Note 14.

All material inter-company balances and transactions are eliminated in consolidation.

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to our current year presentation.

2. Business Changes and Developments

On March 6, 2015, the Corporation entered into a stock purchase agreement to acquire WestStar Mortgage, Inc. (“WestStar”), a residential mortgage company specializing in conforming mortgage lending (“WestStar Acquisition”), for $54 million plus a dollar-for-dollar adjustment equal to the amount by which WestStar’s total equity (as defined) as of the acquisition’s close date is greater or less than $30 million. The purchase price will be paid through a combination of cash and the issuance of the Corporation's Class A common stock with a minimum of 75% of the consideration payable in cash. The WestStar Acquisition was completed on July 31, 2015. Refer to Note 18 for additional information.

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

4. Fair Value Measurements

Under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below:

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

The following describes the methods used in estimating the fair values of certain financial statement items:

For assets and liabilities measured at fair value in the unaudited condensed consolidated financial statements:

Marketable securities — The fair value of investments in marketable securities is based on quoted market prices.

VIE and other finance receivables and VIE long-term debt issued by securitization and permanent financing trusts, at fair market value — The estimated fair value of VIE and other finance receivables and VIE long- term debt issued by securitization and permanent financing trusts is determined based on a discounted cash flow model using expected future collections discounted at a calculated rate as described below.

For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the “Trusts”). The waterfall includes fees to operate the Trusts (servicing fees, admin fees, etc.), note holder principal and note holder interest. Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation. Refer to Note 9 for additional information. The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the Company as the retained interest holder.

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either: (i) market indices that are highly correlated with the spreads from the Company’s previous securitizations or (ii) the Company's most recent securitization if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value. The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables’ asset cash flows. In addition, the Company considers transformation cost and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows. The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied and discounted using a separate yield based on an assumed rating of the residual tranche (6.80% and 5.97% as of June 30, 2015 and December 31, 2014, respectively, with a weighted average life of 20 years as of both dates).

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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

occurs frequently throughout the year) is used to determine the fair value of the receivables’ cash flows. The residual cash flows relating to the LCSS receivables are discounted using a separate yield based on the assumed rating of the residual tranche reflecting the life contingent feature of these receivables.

Life settlement contracts, at fair market value — The fair values of life settlement contracts are determined by reference to the transfer price of similar contracts under a discounted cash flow calculation that takes into account the net death benefit under the policy, estimated future premium payments and the life expectancy of the insured, as well as other qualitative factors regarding market participants’ assumptions. Life expectancy is determined on a policy-by-policy basis using the results of medical underwriting performed by independent agencies.

VIE derivative liabilities, at fair market value — The fair value of interest rate swaps is based on pricing models which consider current interest rates and the amount and timing of cash flows. Refer to Note 11 for additional information.

Assets and liabilities for which fair value is only disclosed:

VIE and other finance receivables, net of allowance for losses — The fair value of structured settlement, annuity, and lottery receivables is estimated based on the present value of future expected cash flows using discount rates commensurate with the risks involved. The fair value of pre-settlement funding transactions and attorney cost financing is based on expected losses and historical loss experience associated with the respective receivables using management’s best estimates of the key assumptions regarding credit losses.

Other receivables, net of allowance for losses — The estimated fair value of advances receivable and certain other receivables, which are generally recovered in less than three months, is equal to the carrying amount. The carrying value of other receivables which have expected recoverability of greater than three months, which consist primarily of a note receivable, are estimated based on the present value of future expected cash flows using management’s best estimate of certain key assumptions, including discount rates commensurate with the risks involved.

Installment obligations payable — Installment obligations payable are reported at contract value determined based on changes in the measuring indices selected by the obligees under the terms of the obligations over the length of the obligation. The fair value of installment obligations payable is estimated to be equal to carrying value.

Term loan payable — The estimated fair value of the term loan payable is based on recently executed transactions and market price quotations obtained from third-parties. Refer to Note 10 for additional information.

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
	(In thousands)
June 30, 2015:
Assets
Marketable Securities:
Equity securities
US large cap	$34,655	$—	$—	$34,655
US mid cap	5,867	—	—	5,867
US small cap	7,016	—	—	7,016
International	17,853	—	—	17,853
Other equity	3,395	—	—	3,395
Total equity securities	68,786	—	—	68,786
Fixed income securities:
US fixed income	19,824	—	—	19,824
International fixed income	1,632	—	—	1,632
Other fixed income	—	—	—	—
Total fixed income securities	21,456	—	—	21,456
Other securities:
Cash & cash equivalents	2,785	—	—	2,785
Alternative investments	1,320	—	—	1,320
Annuities	2,302	—	—	2,302
Total other securities	6,407	—	—	6,407
Total marketable securities	96,649	—	—	96,649
VIE and other finance receivables, at fair market value	—	—	4,469,640	4,469,640
Life settlements contracts, at fair market value (1)	—	—	—	—
Total Assets	$96,649	$—	$4,469,640	$4,566,289

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$—	$—	$3,938,740	$3,938,740
VIE derivative liabilities, at fair market value	—	68,251	—	68,251
Total Liabilities	$—	$68,251	$3,938,740	$4,006,991
(1) Included in other assets on the Company’s unaudited condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
June 30, 2015
Assets
VIE and other finance receivables, at fair market value	$4,469,640	Discounted cash flow	Discount rate	2.79% - 12.60% (4.00%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	39 to 338 months (213) 18.00% (18.00%)
Total Assets	$4,469,640

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,938,740	Discounted cash flow	Discount rate	0.95% - 12.60% (3.70%)
Total Liabilities	$3,938,740

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
December 31, 2014
Assets
VIE and other finance receivables, at fair market value	$4,523,835	Discounted cash flow	Discount rate	2.55% - 12.60% (3.43%)
Life settlement contracts, at fair market value	—	Model actuarial pricing	Life expectancy Discount rate	45 to 344 months (219) 18.00% (18.00%)
Total Assets	$4,523,835

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	4,031,864	Discounted cash flow	Discount rate	0.74% - 12.32% (3.16%)
Total Liabilities	$4,031,864

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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2015 and 2014 were as follows:

	VIE and other finance receivables, at fair market value	Life settlement contracts, at fair market value	Notes receivable, at fair market value	Total
	(In thousands)
Balance as of December 31, 2014	$4,523,835	$—	$—	$4,523,835
Total gains (losses):
Included in earnings / losses	(87,526)	(10)	—	(87,536)
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	200,314	—	—	200,314
Life insurance premiums paid	—	10	—	10
Interest accreted	79,648	—	—	79,648
Payments received	(246,631)	—	—	(246,631)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30, 2015	$4,469,640	$—	$—	$4,469,640
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
June 30, 2015	$(87,526)	$(10)	$—	$(87,536)

Balance as of December 31, 2013	$3,870,649	$—	$5,610	$3,876,259
Total gains (losses):
Included in earnings / losses	337,525	(116)	2,098	339,507
Included in other comprehensive gain	—	—	(1,615)	(1,615)
Purchases of finance receivables	220,742	—	—	220,742
Life insurance premiums paid	—	116	—	116
Interest accreted	83,777	—	—	83,777
Payments received	(224,968)	—	(6,093)	(231,061)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30, 2014	$4,287,725	$—	$—	$4,287,725
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
June 30, 2014	$337,525	$(116)	$—	$337,409

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2015 and 2014 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair market value
(In thousands)
Balance as of December 31, 2014	$4,031,864
Net (gains) losses:
Included in earnings / losses	(135,559)
Issuances	220,229
Interest accreted	(25,627)
Repayments	(152,167)
Transfers in and/or out of Level 3	—
Balance as of June 30, 2015	$3,938,740
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
June 30, 2015	$(134,966)

Balance as of December 31, 2013	$3,431,283
Net (gains) losses:
Included in earnings / losses	175,425
Issuances	242,593
Interest accreted	(17,145)
Repayments	(133,656)
Transfers in and/or out of Level 3	—
Balance as of June 30, 2014	$3,698,500
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
June 30, 2014	$175,425

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Realized and unrealized gains and losses included in revenues in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt	Life settlement contracts income
	(In thousands)
Net gains (losses) included in revenues in the three months ended June 30, 2015	$3,291	$2

Unrealized gains (losses) for the three months ended June 30, 2015 relating to assets and long-term debt still held as of June 30, 2015	$3,291	$2

Net gains (losses) included in revenues in the six months ended June 30, 2015	$48,033	$(10)

Unrealized gains (losses) for the six months ended June 30, 2015 relating to assets and long-term debt still held as of June 30, 2015	$47,440	$(10)

Net gains (losses) included in revenues in the three months ended June 30, 2014	$73,326	$(116)

Unrealized gains (losses) for the three months ended June 30, 2014 relating to assets and long-term debt still held as of June 30, 2014	$73,326	$(116)

Net gains (losses) included in revenues in the six months ended June 30, 2014	$162,100	$(116)

Unrealized gains (losses) for the six months ended June 30, 2014 relating to assets and long-term debt still held as of June 30, 2014	$162,100	$(116)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2015		December 31, 2014
	(In thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets:
Marketable securities	$96,649	$96,649	$103,419	$103,419
VIE and other finance receivables, at fair market value	4,469,640	4,469,640	4,523,835	4,523,835
VIE and other finance receivables, net of allowance for losses (1)	117,782	125,693	123,765	131,292
Other receivables, net of allowance for losses (1)	13,979	13,979	14,165	14,165

Financial liabilities:
VIE derivative liabilities, at fair market value	68,251	68,251	75,706	75,706
VIE borrowings under revolving credit facilities and other similar borrowings (1)	43,223	41,672	21,415	19,339
VIE long-term debt (1)	172,398	178,619	176,635	181,558
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,938,740	3,938,740	4,031,864	4,031,864
Installment obligations payable (1)	96,649	96,649	103,419	103,419
Term loan payable (1)	426,696	438,682	433,904	437,183
(1) These represent financial instruments not recorded in the condensed consolidated balance sheets at fair value. Such financial instruments would be classified as Level 3 within the fair value hierarchy.

5. VIE and Other Finance Receivables, at Fair Market Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 825.  Additionally, as a result of the Company including lottery winning finance receivables in its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. VIE and other finance receivables for which the fair value option was elected consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Maturity value	$6,746,602	$6,492,863
Unearned income	(2,276,962)	(1,969,028)
Net carrying amount	$4,469,640	$4,523,835

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Encumbrances on VIE and other finance receivables, at fair market value are as follows:

Encumbrance	June 30, 2015	December 31, 2014
	(In thousands)
VIE securitization debt (2)	$4,290,423	$4,357,456
$100 million credit facility (JGW-S III)(1)	10,502	2
$50 million credit facility (JGW IV)(1)	—	—
$300 million credit facility (JGW V)(1)	8,284	—
$300 million credit facility (JGW VII)(1)	20,011	—
$100 million permanent financing related to 2011-A (2)	73,667	64,575
Encumbered VIE finance receivables, at fair market value	4,402,887	4,422,033
Not encumbered	66,753	101,802
Total VIE and other finance receivables, at fair market value	$4,469,640	$4,523,835

(1) Refer to Note 7
(2) Refer to Note 9

As of June 30, 2015 and December 31, 2014, the residual cash flows from the Company’s finance receivables, at fair market value, were pledged as collateral for the Residual Term Facility. Refer to Note 8 for additional information.

The Company is engaged to service certain finance receivables it sells to third parties. Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s unaudited condensed consolidated statements of operations and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Servicing fee income	$203	$230	$415	$461

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

6. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Structured settlements and annuities	$74,006	$76,253
Less: unearned income	(47,516)	(49,270)
	26,490	26,983
Lottery winnings	77,803	81,169
Less: unearned income	(22,482)	(24,389)
	55,321	56,780
Pre-settlement funding transactions	55,196	57,886
Less: deferred revenue	(1,389)	(1,563)
	53,807	56,323
Attorney cost financing	1,043	1,334
Less: deferred revenue	—	—
	1,043	1,334
VIE and other finance receivables, gross	136,661	141,420
Less: allowance for losses	(10,968)	(10,128)
VIE and other finance receivables, net of allowances	$125,693	$131,292

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	June 30, 2015	December 31, 2014
	(In thousands)
VIE long-term debt (2)	$73,517	$74,973
$35.0 million pre-settlement credit facility (1)	32,522	30,423
$45.1 million long-term pre-settlement facility (2)	4,691	6,453
$2.5 million long-term facility (2)	1,422	1,640
Encumbered VIE finance receivables, net of allowances	112,152	113,489
Not encumbered	13,541	17,803
Total VIE and other finance receivables, net of allowances	$125,693	$131,292

(1) Refer to Note 7
(2) Refer to Note 8

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for losses for VIE and other finance receivables are as follows:

	Structured settlements and annuities	Lottery	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
Three Months Ended June 30, 2015
Allowance for losses:
Balance as of March 31, 2015	$(54)	$(3)	$(10,063)	$(283)	$(10,403)
Provision for loss	(83)	(69)	(1,467)	—	(1,619)
Charge-offs	88	69	898	—	1,055
Recoveries	(1)	—	—	—	(1)
Balance as of June 30, 2015	$(50)	$(3)	$(10,632)	$(283)	$(10,968)

Six Months Ended June 30, 2015
Allowance for losses:
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)
Provision for loss	(108)	(69)	(2,780)	—	(2,957)
Charge-offs	117	69	1,934	—	2,120
Recoveries	(3)	—	—	—	(3)
Balance as of June 30, 2015	$(50)	$(3)	$(10,632)	$(283)	$(10,968)

Individually evaluated for impairment	$(50)	$(3)	$(2,692)	$—	$(2,745)
Collectively evaluated for impairment	—	—	(7,940)	(283)	(8,223)
Balance as of June 30, 2015	$(50)	$(3)	$(10,632)	$(283)	$(10,968)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,440	$55,318	$232	$—	$81,990
Collectively evaluated for impairment	—	—	42,943	760	43,703
Balance as of June 30, 2015	$26,440	$55,318	$43,175	$760	$125,693

Three Months Ended June 30, 2014
Allowance for losses:
Balance as of March 31, 2014	$(53)	$(4)	$(8,176)	$(283)	$(8,516)
Provision for loss	(68)	3	(1,062)	—	(1,127)
Charge-offs	91	22	596	—	709
Recoveries	(25)	(25)	—	—	(50)
Balance as of June 30, 2014	$(55)	$(4)	$(8,642)	$(283)	$(8,984)

Six Months Ended June 30, 2014
Allowance for losses:
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$(283)	$(8,342)
Provision for loss	(8)	(8)	(2,202)	—	(2,218)
Charge-offs	104	29	1,571	—	1,704
Recoveries	(103)	(25)	—	—	(128)
Balance as of June 30, 2014	$(55)	$(4)	$(8,642)	$(283)	$(8,984)

Individually evaluated for impairment	$(55)	$(4)	$(3,255)	$—	$(3,314)
Collectively evaluated for impairment	—	—	(5,387)	(283)	(5,670)
Balance as of June 30, 2014	$(55)	$(4)	$(8,642)	$(283)	$(8,984)

VIE and other finance receivables, net:
Individually evaluated for impairment	$27,213	$58,345	$3,681	$—	$89,239
Collectively evaluated for impairment	—	—	44,566	1,234	45,800
Balance as of June 30, 2014	$27,213	$58,345	$48,247	$1,234	$135,039

Management makes significant estimates in determining the allowance for losses on finance receivables. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions and anticipated delinquencies.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of June 30, 2015, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables totaling $13.8 million and $0.6 million, respectively. As of December 31, 2014, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables totaling $14.0 million and $0.6 million, respectively.

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

The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination:

Year of Origination	June 30, 2015	December 31, 2014
	(In thousands)
2009	$1,679	$2,618
2010	3,652	4,251
2011	6,222	6,938
2012	7,879	10,687
2013	8,546	11,335
2014	21,382	22,057
2015	5,836	—
Total	$55,196	$57,886

Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing $10.6 million and $0.3 million as of June 30, 2015, and $9.8 million and $0.3 million as of December 31, 2014, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
June 30, 2015
Structured settlements and annuities	$10	$5	$119	$134	$26,306	$26,440	$—
Lottery winnings	3	2	121	126	55,192	55,318	—
Total	$13	$7	$240	$260	$81,498	$81,758	$—

December 31, 2014
Structured settlements and annuities	$6	$12	$208	$226	$26,701	$26,927	$—
Lottery winnings	2	6	120	128	56,649	56,777	—
Total	$8	$18	$328	$354	$83,350	$83,704	$—
 Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

VIE borrowings under revolving credit facilities and other similar borrowings on the condensed consolidated balance sheets consist of the following:

	Entity	June 30, 2015	December 31, 2014
		(In thousands)
$100 million variable funding note facility with interest payable monthly (6.5% as of June 30, 2015 and 9.0% as of December 31, 2014), collateralized by JGW-S III, LLC's (“JGW-S III”) structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee (0.75% as of June 30, 2015 and 1.0% as of December 31, 2014) per annum for the undrawn balance of its line of credit.	JGW-S III	$6,517	$—

$50 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.43% as of June 30, 2015 and 3.42% as of December 31, 2014) maturing on October 2, 2016, collateralized by JGW IV, LLC's (“JGW IV”) structured settlements and annuity receivables. JGW IV is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW IV	—	6

$300 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.18% and 3.31% as of June 30, 2015 and 3.17% and 3.26% at December 31, 2014). Tranche B rate is 5.5% plus LIBOR (5.68% as of June 30, 2015, 5.67% at December 31, 2014). The facility matures on July 24, 2016 and is collateralized by JGW V, LLC's (“JGW V”) structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	4,504	—

$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (3.02% as of June 30, 2015 and 2.92% at December 31, 2014), maturing on November 15, 2016, collateralized by JGW VII, LLC's (“JGW VII”) structured settlements, annuity and lottery receivables. JGW VII is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW VII	12,727	—

$35 million multi class credit facility with interest payable monthly as follows: Class A rate comprises the lender’s “prime rate” plus 1.00%, subject to a floor of 4.50% (4.50% as of June 30, 2015 and December 31, 2014). Class B rate comprises the Class A rate plus 1.00% (5.50% as of June 30, 2015 and December 31, 2014). The facility matures on December 31, 2015 and is collateralized by certain pre-settlement receivables. Peach One is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	17,924	19,333

Total VIE borrowings under revolving credit facilities and other similar borrowings		$41,672	$19,339

In June 2015, the Company amended its $100 million variable funding note facility to reduce the unused fee from 1.0% to 0.75% and to reduce the interest rate from 9.0% to 6.5% for outstanding borrowings less than $50.0 million. If outstanding borrowings under the facility exceed $50.0 million, the interest rate increases to 9.0% on the total outstanding balance.

In June 2015, the counterparty to the $35.0 million Peach One credit facility notified the Company it would not extend the facility's revolving maturity date past December 31, 2015. As a result, the principal amount outstanding under the facility as

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

of December 31, 2015 will convert into a "term advance" requiring minimum principal payments over the subsequent 24 month amortization period with interest payable monthly and calculated in the same manner as the original credit facility.

Interest expense, including unused fees, for the three months ended June 30, 2015 and 2014 related to VIE borrowings under revolving credit facilities and other borrowings was $2.0 million and $2.4 million, respectively. Interest expense, including unused fees, for the six months ended June 30, 2015 and 2014 related to VIE borrowings under revolving credit facilities and other similar borrowings was $4.4 million and $4.6 million, respectively.

The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of June 30, 2015 and December 31, 2014 was 4.31% and 4.63%, respectively.

8. VIE Long-Term Debt

The VIE long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
PLMT Permanent Facility	$42,934	$44,277
Residual Term Facility	106,465	107,043
Long-Term Pre-settlement Facility	8,239	8,884
2012-A Facility	1,116	1,357
LCSS Facility (2010-C)	12,706	12,838
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$178,619	$181,558

PLMT Permanent Facility

The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The loan matures on October 30, 2040.

The debt agreement with the counterparty requires Peachtree Lottery Master Trust (“PLMT”) to hedge each lottery receivable with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair market value on the condensed consolidated balance sheets.

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

Long-Term Pre-settlement Facility

In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions. Interest accrues on the notes at a rate of 9.25% per annum with interest and principal payable monthly from the cash receipts of collateralized pre-settlement funding transactions. The notes mature on June 6, 2016.

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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Interest expense for the three months ended June 30, 2015 and 2014 related to VIE long-term debt was $4.1 million and $3.9 million, respectively. Interest expense for the six months ended June 30, 2015 and 2014 related to VIE long-term debt was $8.1 million and $7.5 million, respectively.

9. VIE Long-Term Debt Issued by Securitization and Permanent Financing Trusts, at Fair Market Value

Securitization Debt

The Company elected fair value option under ASC 825, Financial Instruments ("ASC 825") to measure the securitization issuer debt and related finance receivables. The Company has determined that measurement of the securitization debt issued by special purpose entities ("SPEs") at fair value better correlates with the value of the finance receivables held by SPEs, which are held to provide the cash flows for the note obligations. Debt issued by SPEs is non-recourse to other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated upon consolidation. In addition, the risk to the Company’s non-SPE subsidiaries from SPE losses is limited to cash reserves and residual interest amounts.

During the six months ended June 30, 2015, the Company completed one asset securitization transaction that was registered under Rule 144A. The following table summarizes this securitization SPE transaction:

2015-1
(Bond proceeds in $ millions)
Issue date	3/31/2015
Bond proceeds	$214.0
Receivables securitized	3,422
Deal discount rate	3.64%
Retained interest %	5.50%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	9.25%

Subsequent to the six months ended June 30, 2015, the Company completed its second asset securitization transaction under Rule 144A. Refer to Note 18 for for additional information.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2014, the Company also completed one asset securitization transaction that was registered under Rule 144A. The following table summarizes this securitization SPE transaction:

2014-1
(Bond proceeds in $ millions)
Issue date	2/18/2014
Bond proceeds	$233.9
Receivables securitized	4,128
Deal discount rate	4.24%
Retained interest %	6.00%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	8.75%

The following table summarizes notes issued by securitization trusts and permanent financing trusts as of June 30, 2015 and December 31, 2014 for which the Company elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value in the Company’s condensed consolidated balance sheets:

	Outstanding Principal as of June 30, 2015	Outstanding Principal as of December 31, 2014	Fair Value as of June 30, 2015	Fair Value as of December 31, 2014
	(In thousands)
Securitization trusts	$3,535,216	$3,462,225	$3,694,160	$3,774,902
Permanent financing VIEs	249,166	253,955	244,580	256,962
Total VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	$3,784,382	$3,716,180	$3,938,740	$4,031,864

Interest expense for the three months ended June 30, 2015 and 2014 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair market value, was $33.9 million and $34.5 million, respectively. Interest expense for the six months ended June 30, 2015 and 2014 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair market value, was $66.4 million and $69.9 million, respectively.

10. Term Loan Payable

The Company has a senior secured credit facility (the “Credit Facility”) that consists of a term loan (the “New Term Loan”) with an outstanding principal balance of $449.5 million as of June 30, 2015 and December 31, 2014, and a $20.0 million revolving commitment maturing in August 2017. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the facility. There are no principal payments due on the New Term Loan until its maturity in February 2019.

At each interest reset date, the Company has the option to elect that the New Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the New Term Loan accrues at either Libor or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of June 30, 2015, the interest rate on the New Term Loan was 7.00%. The revolving commitment has the same interest rate terms as the New Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds, to comply with a maximum total leverage ratio. As of June 30, 2015 and December 31, 2014, there were no outstanding borrowings under the revolving commitment and, as a result, the maximum total

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

leverage ratio requirement was not applicable. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including mergers and acquisitions, incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities.

In addition, the Credit Facility limits, with certain exceptions, certain of the Company’s subsidiaries from making cash dividends and loans to the Company, the calculation of which is performed annually as of the end of each fiscal year.

Interest expense relating to the New Term Loan for the three months ended June 30, 2015 and 2014 was approximately $10.0 million and $10.0 million, respectively. Interest expense relating to the New Term Loan for the six months ended June 30, 2015 and 2014 was approximately $20.0 million and $20.0 million, respectively.

11. Derivative Financial Instruments

The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities. Hedge accounting has not been applied to any of the Company’s interest rate swaps.

As of June 30, 2015, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the three months ended June 30, 2015 and 2014, the Company did not terminate any interest rate swaps. However, during the six months ended June 30, 2015 and 2014, and in connection with its securitizations, the Company terminated interest rate swaps with notional values of $18.7 million and $35.0 million, respectively. The total loss on the termination of these interest rate swaps for the three months ended June 30, 2015 and 2014 was $0. The total loss on the termination of these interest rate swaps for the six months ended June 30, 2015 and 2014, was $0.3 million and $0.6 million, respectively. These losses were recorded in loss on swap terminations, net in the Company's unaudited condensed consolidated statements of operations. The unrealized loss for these swaps for the three and six months ended June 30, 2015 and 2014 was $0 and less than $0.1 million, respectively. These losses were recorded in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts (Note 9). As of June 30, 2015, the Company had 8 outstanding swaps with a total notional amount of approximately $216.8 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of June 30, 2015, the term of these interest rate swaps range from approximately 7 to 21 years. For the three months ended June 30, 2015 and 2014, the amount of unrealized gain (loss) recognized was $4.9 million and less than $(0.1) million, respectively. For the six months ended June 30, 2015 and 2014, the amount of unrealized gain recognized was $3.6 million and $0.3 million, respectively. These gains (losses) were recorded in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC (“PSS”), a permanent financing VIE (Note 9), and PLMT (Note 8).  As of June 30, 2015, the Company had 151 outstanding swaps with a total notional value of approximately $220.0 million. The Company pays fixed rates ranging from 4.80% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of June 30, 2015, the term of the interest rate swaps for PSS and PLMT range from approximately less than 1 month to approximately 19 years. For the three months ended June 30, 2015 and 2014, the amount of unrealized gain (loss) recognized was $7.3 million and $(2.9) million, respectively. For the six months ended June 30, 2015 and 2014, the amount of unrealized gain (loss) recognized was $4.0 million and $(4.7) million, respectively. These gains (losses) were included in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The notional amounts and fair values of interest rate swaps were as follows:

Entity	Securitization	Notional as of June 30, 2015	Fair Market Value as of June 30, 2015	Notional as of December 31, 2014	Fair Market Value as of December 31, 2014

		(In thousands)
321 Henderson I, LLC	2004-A A-1	$29,611	$(2,725)	$32,628	$(3,019)
321 Henderson I, LLC	2005-1 A-1	53,629	(6,765)	58,735	(7,435)
321 Henderson II, LLC	2006-1 A-1	13,322	(1,307)	15,571	(1,509)
321 Henderson II, LLC	2006-2 A-1	17,204	(2,459)	18,859	(2,718)
321 Henderson II, LLC	2006-3 A-1	18,666	(2,187)	21,361	(2,475)
321 Henderson II, LLC	2006-4 A-1	17,660	(1,767)	19,719	(2,056)
321 Henderson II, LLC	2007-1 A-2	30,375	(5,006)	32,994	(5,624)
321 Henderson II, LLC	2007-2 A-3	36,322	(8,099)	37,592	(8,966)
PSS	—	169,116	(28,846)	176,943	(31,807)
PLMT	—	50,894	(9,090)	52,907	(10,097)
Total		$436,799	$(68,251)	$467,309	$(75,706)

12. Income Taxes

The Corporation is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of JGW LLC’s pre-tax income. JGW LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes. As a result, the Company’s unaudited condensed consolidated financial statements do not reflect a provision or benefit for income taxes on the pre-tax income or loss attributable to the non-controlling interests in JGW LLC.

The Company’s overall effective tax rate was 13.9% for the six months ended June 30, 2015, as compared to an overall effective rate of 19.9% for the six months ended June 30, 2014. The effective tax rate for the Corporation for the six months ended June 30, 2015 and 2014 was 29.0% and 45.1%, respectively. The effective tax rate for JGW LLC for the six months ended June 30, 2015 and 2014 was (1.7)% and 2.7%, respectively.

The change in the Company's and the Corporation's effective tax rates was primarily the result of the following: (i) the Company reported a $37.3 million pre-tax loss for the six months ended June 30, 2015 compared to $70.2 million in pre-tax income for the six months ended June 30, 2014, (ii) the impact of permanent differences between book and taxable income, and (iii) a greater share of the Company’s pre-tax book income/(loss) is attributable to separate subsidiary entities that are taxed as corporations, of which most record a full valuation allowance. The variance in effective tax rates between the two legal entities is because JGW LLC is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes.

13. Stockholders’ Equity

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

As of June 30, 2015, there were 15,928,585 shares of Class A common stock issued and 14,103,501 shares outstanding. Additionally, there were 9,042,349 shares of Class B common stock issued and outstanding, respectively, as of June 30, 2015.

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

Since the inception of the Stock Repurchase Program, the Company has repurchased 1,256,702 shares of Class A common stock for an aggregate purchase price of $12.3 million. During the six months ended June 30, 2015, the Company repurchased 797,997 shares of Class A common stock under the Stock Repurchase Program for an aggregate purchase price of $7.9 million, or $9.87 per share. The repurchased shares are classified as treasury stock at cost on the Company’s condensed consolidated balance sheets.

Class A Common Stock Privately Negotiated Transaction

On May 26, 2015, the Company repurchased in a privately negotiated transaction 426,332 shares of its Class A common stock held by the former President and Chief Operating Officer of the Company for an aggregate purchase price of $3.9 million. The purchase price of $9.24 per share represented a 3.0% discount from the closing price of the Company's Class A common stock on May 22, 2015, the date the parties executed the associated agreement.

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

Holders of Class B common stock are entitled to ten votes for each share held of record on all matters submitted to a vote of stockholders. Holders of Class B common stock do not have any right to receive dividends and upon liquidation, dissolution or winding up will only be entitled to receive an amount per share equal to the $0.00001 par value. Holders of Class B common stock do not have preemptive rights to purchase additional shares of Class B common stock.

Subject to the terms and conditions of the operating agreement of JGW LLC, each Common Interest holder has the right to exchange their Common Interests in JGW LLC together with the corresponding number of shares of Class B common stock, for shares of Class A common stock, or at the option of JGW LLC, cash equal to the market value of one share of Class A common stock.

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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Subject to the terms and conditions of the operating agreement of JGW LLC, Peach Group Holdings, Inc. (“PGHI Corp.”) and its permitted transferees have the right to exchange the non-voting Common Interests in JGW LLC they hold for shares of Class C common stock, or at the option of JGW LLC, cash equal to the market value of Class C common stock.

Each share of Class C common stock may, at the option of the holder, be converted at any time into a share of Class A common stock on a one-for-one basis.

Preferred Stock

The Company’s certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock.  No preferred stock had been issued or was outstanding as of June 30, 2015.

Warrants Issued to PGHI Corp.

In connection with the IPO, the Class C profits interests of JGW LLC held by PGHI Corp. were canceled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests of JGW LLC entitled the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred.

JGW LLC Operating Agreement

Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the six months ended June 30, 2015 and 2014, 903,128 and 1,661,599 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 903,128 and 1,661,599 shares of the Class A common stock pursuant to the operating agreement, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income

ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. During the six months ended June 30, 2015 and 2014, the Company recorded the following reclassifications out of accumulated other comprehensive income:

Period	Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the unaudited condensed consolidated statement of operations
		(In thousands)
Three and Six Months Ended June 30, 2015		$—

Three and Six Months Ended June 30, 2014	Unrealized gains and losses on available-for-sale securities	$2,098	Realized gain on notes receivable, at fair value

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

14.  Non-Controlling Interests

The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders (see Note 2). Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the six months ended June 30, 2015 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total

Balance as of December 31, 2014	14,420,392	14,324,373	28,744,765
Common interests acquired by The J.G. Wentworth Company as a result of the issuance of restricted common stock	4,310	—	4,310
Common interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock.	903,128	(903,128)	—
Common interests repurchased as a result of Class A common stock repurchased	(1,224,329)	—	(1,224,329)
Common interests forfeited	—	(18,273)	(18,273)
Balance as of June 30, 2015	14,103,501	13,402,972	27,506,473

The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.

15. Commitments and Contingencies

Arrangements

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of June 30, 2015 and December 31, 2014, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $9.9 million and $9.7 million, respectively, and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s condensed consolidated balance sheets.

The Arrangement also has put options, which expire on December 30, 2019 and 2020, that gives the counterparty the option to sell purchased LCSS assets back to the Company. The put options, if exercised by the counterparty, require the Company to purchase LCSS assets at a target internal rate of return (“IRR”) of 3.5% above the original target IRR paid by the counterparty.

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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

16. Share-Based Compensation

Under the Company’s 2013 Omnibus Incentive Plan (the “Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of June 30, 2015, 1.2 million shares of unissued Class A common stock were available for granting under this plan.

As of June 30, 2015, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees and restricted stock shares to independent directors under the Plan. The Company recognizes compensation cost net of a forfeiture rate within the unaudited condensed consolidated statement of operations for only those awards expected to vest. The Company estimates the forfeiture rate based on its expectations about future forfeitures.

Stock Options

Options were granted to purchase Class A common stock at exercise prices equal to the fair market value on the date of grant, have a contractual term of ten years, and vest generally in equal annual installments over a five year period following the date of grant, subject to the holder's continued employment with the Company through the applicable vesting date.

The fair value of stock options awarded during the six months ended June 30, 2015 was estimated using the Black-Scholes valuation model with the following assumptions and weighted average fair values:

Six Months Ended June 30, 2015
Weighted average fair value of grant	$4.80
Risk-free interest rate	1.63%
Expected volatility	47.1%
Expected life of options in years	6.5
Expected dividend yield	—

The Company recognizes share-based compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the six months ended June 30, 2015 and 2014, the Company recognized

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

$0.6 million and $0.2 million of share-based compensation expense in connection with the stock options issued under the Plan, respectively.

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2014	1,376,932	$11.44	9.44	$0.1
Granted	254,000	9.98
Exercised	—	—
Forfeited	(106,437)	11.01
Expired	(6,857)	13.34
Outstanding as of June 30, 2015	1,517,638	$11.22	9.09	$—
Outstanding, vested and expected to vest as of June 30, 2015	1,456,803	11.23	9.09	$—
Vested as of June 30, 2015	66,714	12.37	8.60	$—

The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on June 30, 2015. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. As of June 30, 2015, $6.3 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 4.1 years.

Performance-Based Restricted Stock Units

A summary of performance-based restricted stock units for the six months ended June 30, 2015 is as follows:

	Performance- Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2014	130,250	$10.60
Granted	127,000	9.98
Vested	—	—
Forfeited	(42,500)	10.20
Outstanding as of June 30, 2015	214,750	10.31
Outstanding and expected to vest as of June 30, 2015	203,031	10.32

Each performance-based unit will vest into 0 to 1.5 shares of Class A common stock depending to the degree to which the performance goals are met. Compensation expense resulting from these awards is: (i) recognized ratably from the date of the grant until the date the restrictions lapse, (ii) based on the trading price of the Class A common stock on the date of grant and (iii) based on the probability of achievement of the specific performance-based goals. During the six months ended June 30, 2015 and 2014, the Company recognized $0.2 million and $0.1 million, respectively, of share-based compensation expense in connection with these performance-based units.

The aggregate grant-date fair value of the performance-based restricted stock units granted during the six months ended June 30, 2015 was $1.3 million. As of June 30, 2015, there was $1.7 million of total unrecognized compensation cost relating to outstanding performance-based units that is expected to be recognized over a weighted average period of 2.2 years. None of the performance-based restricted stock units were vested as of June 30, 2015.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Unvested Restricted Common Interests in JGW LLC

The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the six months ended June 30, 2015:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2014	157,112	$9.86
Vested in period	(12,781)	15.63
Forfeited	(18,273)	2.67
Outstanding as of June 30, 2015	126,058	10.33
Outstanding, vested and expected to vest as of June 30, 2015	125,086	10.32

As of June 30, 2015, there was $1.0 million of unrecognized compensation cost related to outstanding Restricted Common Interests that is expected to be recognized over a weighted average period of 2.8 years. Total share-based compensation expense recognized for the six months ended June 30, 2015 and 2014 related to the Restricted Common Interests was $0.2 million and $1.0 million, respectively.

17. Earnings Per Share

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

In connection with the IPO and restructuring, Class C profit interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock (Note 13). For the three and six months ended June 30, 2015 and 2014, these warrants were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method.

During the six months ended June 30, 2015 and 2014, 1,433,054 and 345,450 weighted-average stock options outstanding, respectively, were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method. During the six months ended June 30, 2015 and 2014, 188,382 and 41,459 weighted-average performance-based restricted stock units were antidilutive under the treasury stock method.

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

In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net income (loss) attributable to holders of Class A common stock would increase due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, for the six months ended June 30, 2015 and 2014, 13,976,734 and 16,659,035 weighted average Common Interests and vested Restricted Common Interests

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

outstanding, respectively, and 142,440 and 768,121 weighted average unvested Restricted Common Interests outstanding, respectively, were antidilutive and excluded from the computation of diluted earnings (loss) per common share.

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Numerator:
Numerator for basic EPS- Net income (loss) attributable to holders of The J.G. Wentworth Company Class A common stock	$(12,296)	$6,268	$(13,641)	$15,290
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Numerator for diluted EPS- Net income (loss) attributable to holders of The J.G. Wentworth Company Class A common stock	$(12,296)	$6,268	$(13,641)	$15,290
Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	14,113,990	12,559,957	14,192,480	12,104,172
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—
Restricted common stock and performance-based restricted stock units	—	2,085	—	1,376
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Dilutive potential common shares	—	2,085	—	1,376
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	14,113,990	12,562,042	14,192,480	12,105,548

Basic income (loss) per share of Class A common stock	$(0.87)	$0.50	$(0.96)	$1.26
Diluted income (loss) per share of Class A common stock	$(0.87)	$0.50	$(0.96)	$1.26

18. Subsequent Events

Securitization

On July 21, 2015, the Company priced its 2015-2 securitization. The 2015-2 securitization closed on July 28, 2015 with an aggregate issuance amount of $158.5 million and a discount rate of 4.18%.

Business Combination

On July 31, 2015, the Company acquired all of the issued and outstanding capital stock (100% of voting equity interests) of WestStar, a residential mortgage company specializing in conforming mortgage lending, for a preliminary purchase price of $66.7 million, of which $53.2 million was paid in cash and the remaining $13.5 million was paid through the issuance of 1,572,327 shares of the Company's Class A common stock. Under the terms of the Purchase Agreement, the purchase price is subject to certain post-close adjustments that will be assessed and recorded during the allocation period specified by ASC 805 as additional information becomes known.

Upon consummation of the WestStar Acquisition, WestStar became an indirect, wholly-owned subsidiary of the Company, and will operate as a newly-branded subsidiary of the Company under J.G. Wentworth Home Lending, Inc. WestStar represents a major step in the strategy of the Company to become a more diversified financial services company.

It is currently impracticable for the Company to disclose supplemental pro forma information as well as the amounts of revenue and earnings of WestStar since July 31, 2015 because the initial purchase price accounting has not yet been completed and other accounting information is not currently available.

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

We operate two leading and highly recognizable brands, J.G. Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or potential pre-settlement customers. Since 1995 and through June 2015, we have invested approximately $722.2 million in marketing to establish our brand names and increase customer awareness through multiple media outlets. According to Kantar Media, since 2008 through December 31, 2014, each of our brands has spent approximately five-times the amounts spent by the nearest industry competitor on television advertising and together have spent approximately 80% of the total amount spent by all major participants in the industry. As a result of our substantial marketing investment, we believe our two core brands are the #1 and #2 most recognized brands in their product categories. Since 1995, we have been building proprietary databases of current and prospective customers, which we continue to grow through our marketing efforts and which we consider a key differentiator from our competitors.

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $11.1 billion of undiscounted structured settlement payment streams and have completed 42 asset-backed securitizations totaling over $5.8 billion in aggregate note issuance volume. The Company refers to undiscounted total receivable balances as “TRB.” TRB purchases for the three months ended June 30, 2015 and 2014 were $262.9 million and $287.7 million, respectively. TRB purchases for the six months ended June 30, 2015 and 2014 were $523.7 million and $548.3 million, respectively.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We initially fund our purchase of structured settlement payments and annuities with available cash and cash equivalents or through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750.0 million as of June 30, 2015. We intend to undertake a sale or securitization of these assets approximately three times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment steams using a combination of other committed financing sources and our operating cash flows.

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

In addition to growing our existing core business, we are developing strategies to leverage our highly recognizable brands, direct marketing capabilities, operational and underwriting capabilities, and low cost of capital to enter into new lines of business that are logical extensions to our core business, thus allowing us to become a diversified consumer financial services provider. We intend to continue to focus on building our information, data and analytics capabilities, which we believe will strengthen our core business and provide a foundation for expanding into additional products and services. We will pursue this expansion through internal growth, strategic partnerships and acquisitions. As part of this strategy, on March 6, 2015, we entered into a stock purchase agreement to acquire WestStar, a residential mortgage company specializing in conforming mortgage lending. On July 31, 2015, we acquired all of the issued and outstanding capital stock (100% of voting equity interests) of WestStar for a preliminary purchase price of $66.7 million, of which $53.2 million was paid in cash and the remaining $13.5 million was paid through the issuance of 1,572,327 shares of our Class A common stock. Under the terms of the Purchase Agreement, the purchase price is subject to certain post-close adjustments that will be assessed and recorded during the allocation period specified by ASC 805 as additional information becomes known. The WestStar Acquisition represents our entry into the mortgage business.

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

Results of Operations

Comparison of Consolidated Results for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
			2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$45,568	$46,638	$(1,070)	(2.3)%
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	15,581	70,317	(54,736)	(77.8)
Servicing, broker, and other	1,130	968	162	16.7
Realized and unrealized (losses) gains on marketable securities, net	(916)	3,467	(4,383)	(126.4)
Realized gain on notes receivable, at fair value	—	2,098	(2,098)	(100.0)
Total Revenues	$61,363	$123,488	$(62,125)	(50.3)%

EXPENSES
Advertising	$16,942	$16,432	$510	3.1%
Interest expense	50,068	50,700	(632)	(1.2)
Compensation and benefits	9,418	10,483	(1,065)	(10.2)
General and administrative	4,733	4,613	120	2.6
Professional and consulting	4,861	5,518	(657)	(11.9)
Debt issuance	123	19	104	547.4
Securitization debt maintenance	1,494	1,564	(70)	(4.5)
Provision for losses on finance receivables	1,618	1,127	491	43.6
Depreciation and amortization	1,004	1,121	(117)	(10.4)
Installment obligations (income) expense, net	(249)	4,122	(4,371)	(106.0)
Total Expenses	$90,012	$95,699	$(5,687)	(5.9)%
(Loss) income before income taxes	(28,649)	27,789	(56,438)	(203.1)
(Benefit) provision for income taxes	(2,016)	6,081	(8,097)	(133.2)
Net (Loss) Income	$(26,633)	$21,708	$(48,341)	(222.7)%
Less net (loss) income attributable to non-controlling interests	(14,337)	15,440	(29,777)	(192.9)
Net (loss) income attributable to The J.G. Wentworth Company	$(12,296)	$6,268	$(18,564)	(296.2)%

TRB PURCHASES
Securitized Product	$231,654	$252,544	$(20,890)	(8.3)%
Life Contingent	26,807	28,185	(1,378)	(4.9)
Presettlement Fundings	4,404	6,977	(2,573)	(36.9)
Total TRB purchases	$262,865	$287,706	$(24,841)	(8.6)%

Revenues

Total revenues for the three months ended June 30, 2015 were $61.4 million, a decrease of $62.1 million, or 50.3%, from $123.5 million for the three months ended June 30, 2014. The decrease was primarily due to a $54.7 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, a $4.4 million increase in realized and unrealized losses on marketable securities, net, a $2.1 million decrease in realized gain on notes receivable, at fair value and a $1.1 million decrease in interest income.

Interest income for the three months ended June 30, 2015 was $45.6 million, a decrease of $1.1 million, or 2.3%, from $46.6 million for the three months ended June 30, 2014, primarily due to a decrease in the fair value discount rates used to calculate interest income on our securitized finance receivables, partially offset by an increase in our securitized finance receivable balance.

Unrealized gains on VIE and other finance receivables, long-term debt and derivatives for the three months ended June 30, 2015 was $15.6 million, a decrease of $54.7 million, or 77.8%, from $70.3 million for the three months ended June 30, 2014. The decrease was primarily driven by a $35.4 million decrease in unrealized gains on securitized finance receivables, debt and related derivatives, including our residual interest in securitized finance receivables, and a $19.4 million decrease in unrealized gains on unsecuritized finance receivables.

The $35.4 million decrease in unrealized gains on securitized finance receivables, debt and related derivatives was primarily the result of an unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the three months ended June 30, 2015, compared to a favorable movement in the associated fair value interest rate during the three months ended June 30, 2014.

Unrealized gains on unsecuritized finance receivables decreased $19.4 million, from $58.0 million for the three months ended June 30, 2014 to $38.6 million for the three months ended June 30, 2015. Approximately $14.8 million of the decrease was the result of a 570 basis point decline in our spread margin. Spread margin is the result obtained by dividing the unrealized gain on unsecuritized finance receivables by securitized product and life contingent TRB purchases for the period. The decrease in our spread margin from the prior year was, in turn, attributable to an unfavorable movement in the fair value interest rate used to value these assets during the respective periods coupled with a decrease in the purchase yield on TRB purchases compared to the prior year. Purchase yield is essentially the discount rate we apply to the future cash flows when we purchase a structured settlement, annuity or lottery from a customer. A decrease in our purchase yield in isolation results in an increase in the purchase price of a structured settlement, annuity or lottery transaction, which ultimately results in a reduced unrealized gain on unsecuritized finance receivables. We are adjusting our purchase yields to mitigate the impact of possible future increases in our fair value interest rates. The remaining $4.6 million of the decrease in unrealized gains on unsecuritized finance receivables was the result of a $22.3 million decline, or 7.9%, in securitized product and life contingent TRB purchases, from $280.7 million for the three months ended June 30, 2014 to $258.5 million for the three months ended June 30, 2015.

Realized and unrealized losses on marketable securities, net, for the three months ended June 30, 2015 was $0.9 million, a decrease of $4.4 million, or 126.4%, from realized and unrealized gains of $3.5 million for the three months ended June 30, 2014, due to lower investment returns on marketable securities. The decrease was primarily offset by a corresponding decrease in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains (losses) on marketable securities do not impact our net income (loss).

The $2.1 million decrease in realized gain on notes receivable, at fair value resulted from the repayment of a note receivable during the three months ended June 30, 2014.

Operating Expenses

Total expenses for the three months ended June 30, 2015 were $90.0 million, a decrease of $5.7 million, or 5.9%, from $95.7 million for the three months ended June 30, 2014.

Advertising expense for the three months ended June 30, 2015 was $16.9 million, an increase of $0.5 million, or 3.1%, from $16.4 million for the three months ended June 30, 2014, primarily due to an increase in our internet spend and direct mailing initiatives that was offset partially by a decrease in our television spend and other marketing initiative expense. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.

Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and the term loan, for the three months ended June 30, 2015 was $50.1 million, a decrease of $0.6 million, or 1.2%, from $50.7 million for the three months ended June 30, 2014. The decrease was primarily driven by a decline in interest expense associated with our securitization debt that resulted from a decrease in the fair value interest rate used to calculate interest expense, partially offset by an increase in the average outstanding balance of our securitized debt.

Compensation and benefits expense for the three months ended June 30, 2015 was $9.4 million, a decrease of $1.1 million, or 10.2%, from $10.5 million for the three months ended June 30, 2014, principally due to a decrease in incentive compensation expense.

Professional and consulting costs for the three months ended June 30, 2015 were $4.9 million, a decrease of $0.7 million, or 11.9%, from $5.5 million for the three months ended June 30, 2014, primarily due to fees incurred in the prior year in connection with the Residual Term Facility amendment. Additionally, increased consulting fee expense associated with the WestStar Acquisition was principally offset by a reduction in legal fees associated with regulatory and litigation matters.

The provision for losses on finance receivables for the three months ended June 30, 2015 was $1.6 million, an increase of $0.5 million, or 43.6%, from $1.1 million for the three months ended June 30, 2014, due to an increase in the provision for losses associated with pre-settlement funding transactions.

(Loss) Income Before Income Taxes

We incurred a loss before income taxes for the three months ended June 30, 2015 of $28.6 million, a decrease of $56.4 million from income before income taxes of $27.8 million for the three months ended June 30, 2014. The $56.4 million decrease was primarily due to: (i) a $54.7 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives that principally resulted from an unfavorable movement in fair value interest rates used to value our residual interest cash flows and unsecuritized finance receivables in the current year compared to a favorable movement in the prior year, (ii) a $2.1 million decrease in the realized gain on notes receivable, at fair value resulting from the repayment of a note receivable in the prior year, and (iii) a $1.1 million decrease in interest income principally due to a decrease in the fair value discount rates used to calculate interest income on our securitized finance receivables, partially offset by a $1.1 million decrease in compensation and benefits expense.

Income Taxes

We recorded an income tax benefit during the three months ended June 30, 2015 of $(2.0) million compared to a provision for income taxes of $6.1 million for the three months ended June 30, 2014. The Company’s overall effective tax rate was 7.0% for the three months ended June 30, 2015, as compared to an overall effective rate of 21.9% for the three months ended June 30, 2014. The change in the overall effective tax rate was primarily the result of the following:  (i) the Company reported a $28.7 million pre-tax loss for the three months ended June 30, 2015 compared to $27.8 million in pre-tax income for the three months ended June 30, 2014, (ii) the impact of permanent differences between book income (loss) and taxable income (loss), and (iii) a greater share of the Company’s pre-tax book income/(loss) is attributable to separate subsidiary entities that are taxed as corporations, most of which record a full valuation allowance.

Net (Loss) Income

Net loss for the three months ended June 30, 2015 was $26.6 million, a decrease of $48.3 million from net income of $21.7 million for the three months ended June 30, 2014, due to the $56.4 million decrease in income before taxes partially offset by the $8.1 million decrease in our provision for income taxes discussed earlier.

Net (Loss) Income Attributable to Non-Controlling Interests

Net (loss) income attributable to non-controlling interests represents the portion of earnings or loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. Net loss attributable to non-controlling interests for the three months ended June 30, 2015 of $14.3 million represents the non-controlling interests' 49.6% weighted average economic interest in JGW LLC's net loss for the three months ended June 30, 2015. Net income attributable to non-controlling interests for the three months ended June 30, 2014 of $15.4 million represents the non-controlling interests' 57.4% weighted average economic interest in JGW LLC's net income for the three months ended June 30, 2014.

Net (Loss) Income Attributable to The J.G. Wentworth Company

Net (loss) income attributable to The J.G. Wentworth Company represents the sum of (i) the portion of earnings (loss) attributable to the economic interests in JGW LLC held by The J.G. Wentworth Company and (ii) the tax provision (benefit) based on JGW LLC's income (loss) attributable to The J.G. Wentworth Company. Net loss attributable to The J.G. Wentworth Company for the three months ended June 30, 2015 of $12.3 million decreased by $18.6 million from net income of $6.3 million for the three months ended June 30, 2014, primarily due to the net loss incurred by JGW LLC in the current year compared to net income earned by JGW LLC in the prior year.

Comparison of Consolidated Results for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
			2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$89,960	$94,460	$(4,500)	(4.8)%
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	55,002	157,628	(102,626)	(65.1)
Loss on swap terminations, net	(275)	(574)	299	(52.1)
Servicing, broker, and other	1,999	2,110	(111)	(5.3)
Realized and unrealized gains on marketable securities, net	914	4,356	(3,442)	(79.0)
Realized gain on notes receivable, at fair value	—	2,098	(2,098)	(100.0)
Gain on extinguishment of debt	593	—	593	—
Total Revenues	$148,193	$260,078	$(111,885)	(43.0)%

EXPENSES
Advertising	$32,782	$33,925	$(1,143)	(3.4)%
Interest expense	98,903	101,930	(3,027)	(3.0)
Compensation and benefits	22,216	19,769	2,447	12.4
General and administrative	9,372	9,083	289	3.2
Professional and consulting	9,299	8,962	337	3.8
Debt issuance	2,872	3,020	(148)	(4.9)
Securitization debt maintenance	2,990	3,121	(131)	(4.2)
Provision for losses on finance receivables	2,957	2,218	739	33.3
Depreciation and amortization	1,995	2,202	(207)	(9.4)
Installment obligations expense, net	2,071	5,614	(3,543)	(63.1)
Total Expenses	$185,457	$189,844	$(4,387)	(2.3)%
(Loss) income before income taxes	(37,264)	70,234	(107,498)	(153.1)
(Benefit) provision for income taxes	(5,171)	13,993	(19,164)	(137.0)
Net (Loss) Income	$(32,093)	$56,241	$(88,334)	(157.1)%
Less net (loss) income attributable to non-controlling interests	(18,452)	40,951	(59,403)	(145.1)
Net (loss) income attributable to The J.G. Wentworth Company	$(13,641)	$15,290	$(28,931)	(189.2)%

TRB PURCHASES
Securitized Product	$466,626	$476,051	$(9,425)	(2.0)%
Life Contingent	46,306	58,012	(11,706)	(20.2)
Presettlement Fundings	10,763	14,224	(3,461)	(24.3)
Total TRB purchases	$523,695	$548,287	$(24,592)	(4.5)%

Revenues

Total revenues for the six months ended June 30, 2015 were $148.2 million, a decrease of $111.9 million, or 43.0%, from $260.1 million for the six months ended June 30, 2014. The decrease was primarily due to a $102.6 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, a $4.5 million decrease in interest income, a $3.4 million decrease in realized and unrealized gains on marketable securities, net, and a $2.1 million decrease in realized gain on notes receivable, at fair value.

Interest income for the six months ended June 30, 2015 was $90.0 million, a decrease of $4.5 million, or 4.8%, from $94.5 million for the six months ended June 30, 2014, primarily due to a decrease in the fair value discount rates used to calculate interest income on our securitized finance receivables, partially offset by an increase in our securitized finance receivable balance.

Unrealized gains on VIE and other finance receivables, long-term debt and derivatives for the six months ended June 30, 2015 was $55.0 million, a decrease of $102.6 million, or 65.1%, from $157.6 million for the six months ended June 30, 2014. The decrease is primarily driven by a $79.4 million decrease in unrealized gains on securitized finance receivables, debt and related derivatives, including our residual interest in securitized finance receivables, and a $23.2 million decrease in unrealized gains on unsecuritized finance receivables.

The $79.4 million decrease in unrealized gains on securitized finance receivables, debt and related derivatives was primarily the result of an unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the six months ended June 30, 2015, compared to a favorable movement in the associated fair value interest rate used during the six months ended June 30, 2014.

Unrealized gains on unsecuritized finance receivables decreased $23.2 million, from $110.4 million for the six months ended June 30, 2014 to $87.2 million for the six months ended June 30, 2015. Approximately $18.9 million of the decrease was the result of a 370 basis point decline in our spread margin that was attributable to an unfavorable movement in the fair value interest rate used to value these assets during the respective periods coupled with a decrease in the purchase yield on TRB purchases compared to the prior year. We are adjusting our purchase yields to mitigate the impact of possible future increases in our fair value interest rates. The remaining $4.3 million of the decrease in unrealized gains on unsecuritized finance receivables was the result of a $21.1 million decline, or 4.0%, in securitized product and life contingent TRB purchases, from $534.1 million for the six months ended June 30, 2014 to $512.9 million for the six months ended June 30, 2015.

Realized and unrealized gains on marketable securities, net, for the six months ended June 30, 2015 was $0.9 million, a decrease of $3.4 million, or 79.0%, from $4.4 million for the six months ended June 30, 2014, due to lower investment returns on marketable securities. The decrease was primarily offset by a corresponding decrease in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income (loss).

The $2.1 million decrease in realized gains on notes receivable, at fair value resulted from the repayment of a note receivable during the six months ended June 30, 2014.

The $0.6 million gain on extinguishment of debt during the six months ended June 30, 2015 resulted from the early repayment of the 2004-A securitization debt issued by Structured Receivables Finance #1, LLC. The associated finance receivables were included in the 2015-1 securitization.

Operating Expenses

Total expenses for the six months ended June 30, 2015 were $185.5 million, a decrease of $4.4 million, or 2.3%, from $189.8 million for the six months ended June 30, 2014.

Advertising expense for the six months ended June 30, 2015 was $32.8 million, a decrease of $1.1 million, or 3.4%, from $33.9 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in our television spend and other marketing initiative expense, partially offset by an increase in our internet spend and direct mailing initiative expense. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.

Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and the term loan, for the six months ended June 30, 2015 was $98.9 million, a decrease of $3.0 million, or 3.0%, from $101.9 million for the six months ended June 30, 2014. The decrease was primarily driven by a decline in interest expense associated with our securitization debt that resulted from a decrease in the fair value interest rate used to calculate interest expense, partially offset by an increase in the average outstanding balance of our securitized debt.

Compensation and benefits expense for the six months ended June 30, 2015 was $22.2 million, an increase of $2.4 million, or 12.4%, from $19.8 million for the six months ended June 30, 2014, primarily due to a $2.3 million increase in severance expense related to former senior managers of the Company combined with an increase in headcount that was necessary to execute on our strategy of entering new lines of business and improving our information, data and analytic capabilities. These increases were partially offset by a decrease in the incentive compensation expense between respective periods.

Professional and consulting costs for the six months ended June 30, 2015 was $9.3 million, an increase of $0.3 million, or 3.8%, from $9.0 million for the six months ended June 30, 2014, primarily due to an increase in due diligence and related expense incurred in connection with the WestStar Acquisition and an increase in consulting fees necessary to improve our information, data and analytic capabilities.

The provision for losses on finance receivables for the six months ended June 30, 2015 was $3.0 million, an increase of $0.7 million, or 33.3%, from $2.2 million for the six months ended June 30, 2014, due to an increase in the provision for losses associated with pre-settlement funding transactions.

(Loss) Income Before Income Taxes

We incurred a loss before income taxes for the six months ended June 30, 2015 of $37.3 million, a decrease of $107.5 million from income before income taxes of $70.2 million for the six months ended June 30, 2014. The $107.5 million decrease was primarily due to: (i) a $102.6 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives that principally resulted from an unfavorable movement in fair value interest rates used to value our residual interest cash flows and unsecuritized finance receivables in the current period compared to a favorable movement in the prior period, (ii) a $4.5 million decrease in interest income principally due to a decrease in the fair value discount rates used to calculate interest income on our securitized finance receivables, (iii) a $2.1 million decrease in the realized gain on notes receivable at fair value resulting from the repayment of a note receivable in the prior year, and (iv) a $2.4 million increase in compensation and benefits expense principally due to an increase in severance expense associated with former senior managers combined with increased headcount. These items were partly offset by: (i) a $3.0 million decline in interest expense primarily due to a decrease in the fair value interest rates used to calculate interest expense on securitized debt, and (ii) a $1.1 million decline in advertising expense due to lower television spend and reduced costs associated with other marketing initiatives.

Income Taxes

We recorded an income tax benefit during the six months ended June 30, 2015 of $5.2 million compared to a provision for income taxes of $14.0 million for the six months ended June 30, 2014. The Company’s overall effective tax rate was 13.9% for the six months ended June 30, 2015, as compared to an overall effective rate of 19.9% for the six months ended June 30, 2014. The change in the overall effective tax rate was primarily the result of the following:  (i) the Company reported a $37.3 million pre-tax loss for the six months ended June 30, 2015 compared to $70.2 million in pre-tax income for the six months ended June 30, 2014, (ii) the impact of permanent differences between book income (loss) and taxable income (loss), and (iii) a greater share of the Company’s pre-tax book income/(loss) is attributable to separate subsidiary entities that are taxed as corporations, most of which record a full valuation allowance.

Net (Loss) Income

Net loss for the six months ended June 30, 2015 was $32.1 million, a decrease of $88.3 million from net income of $56.2 million for the six months ended June 30, 2014, due to the $107.5 million decrease in income before taxes partially offset by the $19.2 million decrease in our provision for income taxes discussed earlier.

Net (Loss) Income Attributable to Non-Controlling Interests

Net (loss) income attributable to non-controlling interests represents the portion of earnings or loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. Net loss attributable to non-controlling interests for the six months ended June 30, 2015 of $18.5 million represents the non-controlling interests' 49.8% weighted average economic interest in JGW LLC's net loss for the six months ended June 30, 2015. Net income attributable to non-controlling interests for the six months ended June 30, 2014 of $41.0 million represents the non-controlling interests' 59.0% weighted average economic interest in JGW LLC's net income for the six months ended June 30, 2014.

Net (Loss) Income Attributable to The J.G. Wentworth Company

Net (loss) income attributable to The J.G. Wentworth Company represents the sum of (i) the portion of earnings (loss) attributable to the economic interests in JGW LLC held by The J.G. Wentworth Company and (ii) the tax provision (benefit) based on JGW LLC's income (loss) attributable to The J.G. Wentworth Company. Net loss attributable to The J.G. Wentworth Company for the six months ended June 30, 2015 of $13.6 million decreased by $28.9 million from net income of $15.3 million for the six months ended June 30, 2014, primarily due to the net loss incurred by JGW LLC in the current year compared to net income earned by JGW LLC in the prior year.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(58,686)	$(180,535)
Net cash (used in) provided by investing activities	(1,717)	4,738
Net cash provided by financing activities	74,846	172,148
Net increase (decrease) in cash and cash equivalents	$14,443	$(3,649)
Cash and cash equivalents at beginning of period	41,648	39,061
Cash and cash equivalents at end of period	$56,091	$35,412

For the Six Months Ended June 30, 2015 and 2014

Cash Flow from Operating Activities

Net cash used in operating activities was $58.7 million and $180.5 million for the six months ended June 30, 2015 and 2014, respectively. The net cash used in operating activities does not reflect the financing of our purchased finance receivables which is an integral part of our business and reflected in cash flow provided by financing activities. The $121.8 million decrease in cash used in operating activities was primarily due to: (i) a $70.8 million decrease in the change in restricted cash and investments due to the timing of securitizations in the first half of 2015 and 2014, (ii) a $25.4 million decrease in purchases of finance receivables, and (iii) a $23.4 million increase in collections of finance receivables.

Cash Flow from Investment Activities

Net cash used in investment activities was $1.7 million for the six months ended June 30, 2015 compared to net cash provided by investment activities of $4.7 million for the six months ended June 30, 2014. The $6.5 million increase in cash used in investing activities was primarily due to the receipt of a note receivable during the six months ended June 30, 2014. There was not a similar receipt during the six months ended June 30, 2015.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased to $74.8 million for the six months ended June 30, 2015 from $172.1 million for the six months ended June 30, 2014. The $97.3 million decrease in net cash provided by financing activities was primarily attributable to: (i) a $132.4 million decrease in proceeds received from the issuance of securitization and other VIE long-term debt, (ii) a $10.2 million decrease in proceeds (net of repayments) from our revolving credit facilities, and (iii) a $10.9 million increase in the purchases of treasury stock, partially offset by a $52.7 million reduction in the repayment of securitization and other VIE long-term debt and derivatives.

Funding Sources

We utilize a number of different funding sources to finance our different business lines. These sources are targeted to allow us to maximize our cash proceeds from the different assets that we purchase.

Structured Settlements and Annuities

We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents or through four separate warehouse facilities with $750.0 million of aggregate capacity: (i) a $300.0 million syndicated warehouse facility with Barclays and Natixis with a revolving period that ends in July 2016; (ii) a $300.0 million warehouse facility with Credit Suisse with a revolving period that ends in November 2016; (iii) a $100.0 million warehouse facility with PartnerRe with a two year evergreen feature that requires the lender to give us 24 months’ notice prior to terminating the facility’s revolving line of credit; and (iv) a $50.0 million warehouse facility with Deutsche Bank with a revolving period that ends in October 2016. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of June 30, 2015, we had $726.2 million in total unused borrowing capacity under the four separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.

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

We undertake non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in 2014 and two securitizations in 2015. On March 31, 2015, we closed our 2015-1 securitization with an aggregate note issuance amount of $214.1 million and a discount rate of 3.64% which generated net proceeds to us of $144.5 million. On July 28, 2015, we closed our 2015-2 securitization with an aggregate note issuance amount of $158.5 million and a discount rate of 4.18%, which generated net proceeds to us of $116.0 million.

We intend, subject to market conditions, management discretion and other relevant factors, to continue to undertake approximately three securitizations per year in the future. The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 71% of the counterparties to structured settlement payment streams that we purchased in 2015 were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market. Since 1995, we have competed 42 securitizations totaling over $5.8 billion in aggregate note issuance volume relating to $9.7 billion of TRB purchases.

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with PartnerRe with a capacity of $100.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of June 30, 2015, our permanent financing facility with PartnerRe had $37.7 million of unused capacity for our life contingent annuity and structured settlement businesses.

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

Pre-Settlement Funding

We finance our pre-settlement funding transactions through a revolving credit facility with Capital One Bank. The $35.0 million facility is structured with a revolving period that ends in December 2015 and a subsequent 24 month amortization period. The advance rate applicable to pre-settlement funding financed through the facility is 84%. Due to the shorter duration of pre-settlement funding, we did not require a facility with as large a capacity as for the other asset types above, as the pre-settlement funding transactions revolve more frequently. Positive cash flow is typically generated from the difference between the amount of proceeds we receive on settlement and the amount funded to the plaintiff. As of June 30, 2015, our $35.0 million revolving credit facility had $17.1 million of unused capacity.

We decided, beginning April 2015, to significantly reduce our purchases of pre-settlement transactions. We will, however, continue to broker such transactions to third parties in exchange for broker or referral fees. We do not expect that this change will have a material impact on our business, financial condition, results of operation or cash flows.

In June 2015, Capital One Bank notified us it would not extend the facility's revolving maturity date past December 31, 2015. As a result, the principal amount outstanding under the facility as of December 31, 2015 will convert into an a "term advance" requiring minimum principal payments over the subsequent 24 month amortization period with interest payable monthly and calculated in the same manner as the original credit facility.

Term Loan

We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of June 30, 2015 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matures in August 2017. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either Libor or 1.0% (whichever is greater) plus a spread of 6.0%. If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment has the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019. As of June 30, 2015, there were no outstanding borrowings on our revolving commitment.

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

These other financing arrangements are more fully described in Notes 8 and 9 of the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months are expected to be provided through: (i) the excess cash generated by our structured settlement, annuity, and lottery payment stream warehouse facilities, life contingent structured settlement and annuity permanent financing facilities as well as our lottery program, (ii) cash on-hand, and (iii) the issuance of the Company's Class A common stock. Our securitization program for structured settlements, annuities and lottery payment streams also is expected to provide for both a replenishment of our warehouse capacity as well as excess cash to operate the business and make interest payments. However, there can be no assurances that we will be able to continue to securitize our payment streams at favorable rates, obtain financing through borrowing or other means, or be able to raise new equity.

Long-Term Liquidity Needs

Our most significant needs for liquidity beyond the next 12 months are the repayment of the principal and interest amounts of our outstanding senior secured term loan and the repayment of our residual financing facility. We expect to meet our long-term liquidity needs through excess cash flow generated through our securitization program, bank borrowings, debt refinancings, and new debt and equity offerings. However, there can be no assurances that we will be able to continue to securitize our payment streams at favorable rates or obtain financing through borrowing or other means, refinance our debt or raise new debt or equity.

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

In June 2015, Capital One Bank notified us it would not extend the facility's revolving maturity date past December 31, 2015. As a result, the principal amount outstanding under the facility as of December 31, 2015 will convert into an a "term advance" requiring minimum principal payments over the subsequent 24 month amortization period with interest payable monthly and calculated in the same manner as the original credit facility.

On July 28, 2015, we closed our 2015-2 securitization with an aggregate issuance amount of $158.5 million and a discount rate of 4.18%.

Critical Accounting Policies

In establishing accounting policies within the framework of U.S. GAAP, management must make certain assessments, estimates, and choices that will result in the application of these principals in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical.

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

Consolidation

In 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity which relates to how an entity accounts for the financial assets and the financial liabilities of a consolidated collateralized financing entity at fair value. The ASU will allow an entity to elect to measure their financial assets and financial liabilities using either the measurement alternative provided under this ASU, which allows for the entity to measure both the financial assets and the financial liabilities of its collateralized financing entities in its consolidated financial statements using the more observable fair value of either the financial assets or financial liabilities, or under ASC 820 Fair Value Measurements and Disclosure. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

In February of 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810); Amendments to the Consolidation Analysis which requires an entity to re-evaluate its consolidation for limited partnerships or similar entities. The ASU requires an entity to apply this amendment using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The ASU changes the criteria that an entity uses to identify a variable interest entity, how it characterizes the VIE for a limited partnership or similar entity and how it determines the primary beneficiary. For public entities, the ASU is effective for annual periods beginning after December 15, 2015 and for nonpublic entities beginning after

December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

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

Goodwill and intangible assets with indefinite useful lives are evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Management qualitatively determines whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of the Company is less than its carrying amount prior to performing the two-step process to evaluate the potential impairment of goodwill and intangible assets with indefinite useful lives.

In the second quarter of 2015, we performed a qualitative assessment of goodwill and intangible assets based, in part, on the factors outlined below:

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

In performing our qualitative assessment, we identified and considered all relevant events and circumstances, including the Company’s recent financial performance, future projected operating results, and the Company’s market capitalization. Based on the weight of evidence and the significance of the identified factors, we determined that it was not more likely than not that the fair value of the Company's goodwill and indefinite lived intangible assets were less than their carrying values.

Debt Issuance Costs

In April of 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs which relates to how an entity accounts for the recognition of debt issuance costs as a deferred charge. The ASU will require an entity to recognize debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016. Early adoption is permitted. The standard requires the new guidance to be adopted on a retrospective basis wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying this ASU. We are currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

Variable Interest Entities

In the normal course of business, we are involved with various entities that are considered to be VIEs. A VIE is an entity that has either a total investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest under the voting interest model of consolidation. We are required to consolidate any VIE for which we are determined to be the primary beneficiary. The primary beneficiary is the entity that has the power to direct those activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses from or the right to receive benefits from the VIE that could potentially be significant to the VIE. We review all significant interests in the VIEs we are involved with including consideration of the activities of the VIEs that most significantly impact the VIEs’ economic performance and whether we have control over those activities. On an ongoing basis, we assess whether or not we are the primary beneficiary of a VIE.

As a result of adopting ASC 810, we have deemed to be the primary beneficiary of the VIEs used to securitize our finance receivables (“VIE finance receivables”). We have elected the fair value option with respect to assets and liabilities in our securitization VIEs as part of their initial consolidation on January 1, 2010.

The debt issued by our securitization VIEs is reported on our condensed consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair market value (“VIE securitization debt”). The VIE securitization debt is recourse solely to the VIE finance receivables held by such special purpose entities (“SPEs”) (Note 5 and 6) and thus is non-recourse to us and other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. Most consolidated VIEs have expected lives in excess of 20 years.

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance when it becomes effective. In July 2015, the FASB issued a decision to delay the effective date by one year. The new guidance is effective for public entities with annual reporting periods beginning after December 15, 2017 and for non-public entities with annual reporting periods beginning after December 15, 2018, while allowing for early adoption as of as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the future adoption of the ASU on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our unaudited condensed consolidated statements of operations. As of June 30, 2015, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of June 30, 2015	Impact as of June 30, 2015 of a 100 bp increase in interest rates	Impact as of June 30, 2015 of a 100 bp decrease in interest rates
	(In thousands)
Securitized receivables, at fair market value	$4,058,789	$(246,595)	$275,906
Company retained interests in finance receivables, at fair market value	299,412	(53,037)	59,118
Unsecured finance receivables, at fair market value	111,439	(10,918)	13,097

VIE and other finance receivables, at fair market value	4,469,640	(310,550)	348,121
VIE long-term debt issued by securitization and permanent financing trusts, at fair market value	3,938,740	218,047	(244,386)
VIE derivative liabilities, at fair market value	68,251	24,550	(26,960)
Net Impact	N/A	(67,953)	76,775

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during the six months ended June 30, 2015, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the six months ended June 30, 2015 would have been reduced by approximately $28.3 million. If instead this increase of 1% in financing costs were to have only affected our June payment stream purchases our income for the six months ended June 30, 2015 would have been reduced by approximately $4.7 million.

Derivative and Other Hedging Instruments

We utilize interest rate swaps to manage our exposure to changes in interest rates related to borrowings on our revolving credit facilities. We have not applied hedge accounting to any of our interest rate swaps.

As of June 30, 2015, we did not have any outstanding interest rate swaps related to our borrowings on revolving credit facilities. During the six months ended June 30, 2015 and 2014, we terminated $18.7 million and $35.0 million of interest rate swap notional value, respectively, in connection with our securitizations.

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

We also have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts. As of June 30, 2015, we had 8 outstanding swaps with a total notional amount of approximately $216.8 million, we pay fixed rates ranging from 4.5% to 5.8%, and we receive floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of June 30, 2015, the terms of these interest rate swaps range from approximately 7 to approximately 21 years. We recognize unrealized gains (losses) and record these in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

Additionally, we have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings under PSS and PLMT. As of June 30, 2015, we had 151 outstanding swaps with a total notional value of approximately $220.0 million. We pay fixed rates ranging from 4.8% to 8.7% and we receive floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of June 30, 2015, the term of the interest rate swaps for PSS and PLMT range approximately from less than 1 month to approximately 19 years. We recognize the unrealized gains and losses and include them in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 1A. Risk Factors

Information regarding our risk factors appears in “Part I, Item 1A, “‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2014 and is incorporated herein by reference. There are no material changes in those risk factors other than those described below.

Risk Factors Related to the WestStar Transaction

We are subject to additional risks in connection with the operation and integration of WestStar, which may adversely affect our business, financial condition, results of operations and cash flows .

On July 31, 2015, we closed the acquisition of WestStar, or the Transaction. In light of the Transaction, our business is now subject to new risks and uncertainties. The new risks to which we are now exposed include, but are not limited to, the following:

•WestStar's financial results have been and may continue to be materially affected by general economic conditions in the U.S., particularly unemployment levels, interest rates and home prices because these factors may lead to a decrease in demand for resident mortgage loans. A general deterioration in U. S. economic conditions or financial markets may have a material adverse effect on the residential mortgage lending industry and WestStar's business, financial condition, results of operations and cash flows.

•WestStar may experience increased credit risk, including as related to a general deterioration in economic conditions. Such increased credit risks may require WestStar to reserve for additional credit losses and loan loss reserves, both of which may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar may experience increased credit risk and higher credit losses to the extent mortgage loans originated by WestStar are not sufficiently diversified by mortgage loan type, industry segment, borrower type, or geographical location of collateral, each of which may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•Increased credit risk on behalf of borrowers may result in an increase in defaults, delinquencies and foreclosures, as well as increased repurchase and indemnification requests from investors, each of which may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•Changes in U. S. and foreign monetary policies, particularly increases in residential mortgage interest rates, may significantly impact WestStar's business, financial condition, results of operations and cash flows.

•Increases in residential mortgage interest rates may discourage borrowers from prepaying mortgage loans and therefore lead to fewer new mortgage originations. Conversely, decreases in residential mortgage interest rates may lead to increased originations in connection with refinancings. Such fluctuations in residential mortgage interests rates may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•The Dodd-Frank Wall Street Reform and Consumer Protection Act and related legislative and regulatory actions may have a significant impact on WestStar's financial results and business operations due to increased regulatory obligations and scrutiny.

•New regulatory regimes in the consumer financial services area may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•If WestStar is unable to effectively and efficiently respond to regulatory changes in a manner that meets consumer and business needs, WestStar may lose market share and such decrease in market share may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar must effectively manage liquidity to ensure it meets its origination goals and existing cash commitments, including principal and interest payments on mortgage loans in its portfolio. Any inability to effectively manage liquidity could have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•Increased incidents of foreclosures may have a material adverse effect on WestStar's financial condition because WestStar may not be able to recover the full value of the mortgage loan upon completion of the foreclosure action, particularly with respect to mortgage loans that are not sufficiently insured or guaranteed by a governmental agency or other insurance program.

•Errors or inaccuracies in the assessment or valuation of mortgage loan collateral at the time of origination may result in losses that could have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•Should WestStar adopt more lenient underwriting standards in the future, such revised standards may result in less stringent borrower qualifications that may lead to a higher percentage of foreclosed properties. As previously noted, increased foreclosures may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•An increase in mortgage loan prepayments may lower WestStar's realized returns per mortgage loan and have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•If WestStar is unable to consistently offer products and services that are responsive to consumer needs, WestStar may lose market share which may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•If WestStar is unable to effectively respond and adapt to technological challenges and changes in the mortgage industry, WestStar may lose market share which may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar's success depends, in part, on the integrity of its systems and technological infrastructure. System interruption, security breaches, lack of data integrity and infrastructure failures may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•A breach of network security or the misappropriation or misuse of personal consumer information may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•Although necessary for its business operations, WestStar's collection, processing, storage, use and disclosure of personal data may give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights and may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar may fail to adequately protect its intellectual property rights or may be accused of infringing upon intellectual property rights of a third party, each of which may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar relies upon affinity and lead-generation relationships to gain market share and maintain its business operations. Changes in the terms of these relationships or the inability to maintain and expand relationships with existing or new lead-generators may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•Changes to and/or cessation of programs offered by or through the U.S. Department of Veteran's Affairs, U.S. Department of Agriculture, U.S. Department of Housing and Urban Development and other government sponsored enterprises concerning insuring, offering, pooling and/or purchasing mortgage loans may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar relies upon business relationships with third party vendors who provide services to originators and servicers in the mortgage industry. Changes in the condition of WestStar's relationships with such vendors, modifications to the services provided and changes to the material agreements with such vendors, and/or WestStar's inability to maintain or replace these relationships or agreements, may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar must effectively manage and monitor its key vendor relationships, including its relationship with its sub-servicer, to ensure regulatory compliance and customer satisfaction. Failure to effective manage and monitor its key vendor relationships could adversely affect business, financial condition, results of operations and cash flows.

•WestStar must effectively manage and control the risks associated with fluctuating interest rates and market volatility in relation to its retained mortgage servicing rights portfolio. An inability to effectively manage and control such risks related to its retained mortgage servicing rights may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar must effectively manage and hedge the risks associated with fluctuating interest rates and market volatility in relation to its locked but unclosed pipeline of mortgage loans. Inability to effectively manage and hedge such risks may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar relies upon business relationships with secondary marketing partners to manage risks associated with fluctuating interest rates. Changes in the terms of these relationships and/or WestStar's inability to maintain/replace these relationships may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•Insolvency on behalf of any insurance carrier that supports WestStar (or individual borrowers holding mortgage loans with WestStar) may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows in the event of uninsurable losses.

•WestStar depends on relationships with marketplace investors who invest in mortgage loans originated by WestStar. Adverse changes in the relationships with such investors may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar relies on warehouse financing with a number of warehouse lenders. Changes in its warehouse lending relationships and/or an inability to maintain warehouse lending at desirable levels with credible lending institutions may have a material adverse effect on WestStar's ability to maintain adequate liquidity and therefore its business, financial condition, results of operations and cash flows.

•WestStar relies on the performance of highly skilled personnel and if it is unable to attract, retain and motivate well-qualified employees, there may be a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•It is intended that WestStar will only own real property if it forecloses on a defaulted mortgage loan and purchases the property at the foreclosure sale. By becoming the owner of property, WestStar may incur additional obligations, including assessments, taxes, maintenance, and the liquidation costs of the property, all of which may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows. Such risks are also associated with any such properties currently owned by WestStar.

•Should WestStar fail to maintain brand recognition and attract and retain customers in a cost-effective manner, there may be a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

•WestStar's business operations and financial results tend to fluctuate as a result of seasonality of the mortgage industry, the regulatory environment and other changes in the marketplace. These fluctuations may make it difficult to predict future performance and financial results of WestStar.

•Increased competition in the marketplace may reduce mortgage loan origination volume and, as a result, reduce WestStar's returns from origination and servicing fees, which may have a material adverse effect on WestStar's business, financial condition, results of operations and cash flows.

It is possible that additional risks will be applicable to our company as a result of the Transaction. We cannot anticipate all of these risks and cannot guarantee that we will be able to adequately address these risks. These risks and uncertainties, as well as others that may arise following the Transaction, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not successfully enter new lines of business and broaden the scope of our current businesses.

We are growing our existing core business, developing strategies to leverage our highly recognizable brands, direct marketing capabilities, operational and underwriting capabilities, and low cost of capital to enter into new lines of business that are logical extensions to our core business, thus allowing us to become a diversified consumer financial services provider. The acquisition of WestStar represents our entry into the mortgage business. We may not achieve our expected growth if we do not successfully enter these new lines of business and broaden the scope of our current businesses. In addition, entering new lines of business and broadening the scope of our current businesses may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management's attention and expose us to new risks and regulations. As a result, entering new lines of business and broadening the scope of our current businesses may have material adverse effects on our business, financial condition, results of operations and cash flows.

We may be unable to successfully integrate the WestStar business.

We will be required to devote significant management attention and resources to integrating WestStar's business. Potential difficulties we may encounter in the integration process include the following:

•the complexities associated with integrating WestStar and its business, while at the same time continuing to provide consistent, high quality services;

•the additional complexities of integrating a company with different core services, markets and customers;

•the inability to retain key employees;

•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Transaction; and

•performance shortfalls as a result of the diversion of management's attention caused by completing the Transaction and integrating WestStar's business.

For these reasons, the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or could otherwise adversely affect our business, financial condition, results of operations and cash flows.

We will incur significant expenses in connection with the integration of the mortgage business.

We expect to incur significant expenses in connection with the integration of the mortgage business, including integrating products, personnel, information technology systems, accounting systems, suppliers, and channel partners of each business and implementing consistent standards, policies, and procedures, and may possibly be subject to material write downs in assets and charges to earnings, which may include severance pay and other costs. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of its integration expenses. Many of the expenses to be incurred, by their nature, are difficult to estimate accurately at the present time.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase program by the Company for the period ended June 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
As of December 31, 2014	458,705	—	458,705	10,533,269
January 2015	117,800	9.41	117,800	9,417,334
February 2015	46,800	10.06	46,800	8,946,339
March 2015	116,668	10.35	116,668	7,736,365
April 2015	81,700	10.30	81,700	6,893,718
May 2015	576,661	9.38	150,329	5,427,407
June 2015	284,700	9.88	284,700	2,655,348
Total	1,683,034		1,256,702

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

On May 26, 2015, we repurchased in a privately negotiated transaction 426,332 shares of our Class A common stock held by the former President and Chief Operating Officer of the Company for an aggregate purchase price of $3.9 million. The purchase price of $9.24 per share represented a 3.0% discount from the closing price of our Class A common stock on May 22, 2015, the date the parties executed the associated agreement.

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

THE J.G. WENTWORTH COMPANY

August 7, 2015	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

August 7, 2015	By:	/s/ John R. Schwab
John R. Schwab
Chief Financial Officer