Form 10-Q
period 2015-09-30
J.G. Wentworth Co
filed 2015-11-09
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No
The number of shares of the registrant’s Class A common stock, par value $0.00001 per share, outstanding was 15,972,555 as of November 5, 2015. The number of shares of the registrant’s Class B common stock, par value $0.00001 per share, outstanding was 8,998,199 as of November 6, 2015.

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

These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q. As set forth more fully under “Part 2, Item 1A. ‘Risk Factors’” in this Quarterly Report on Form 10-Q, these risks and uncertainties include, among other things:

•	the effects of local and national economic, credit and capital market conditions on the economy in general and on the mortgage industry in particular, and the effects of interest rates;

•	future opportunities of the combined company;

•	our anticipated needs for working capital;

•	our ability to implement our business strategy;

•	our ability to continue to purchase structured settlement payments and other assets;

•	the compression of the yield spread between the price we pay for and the price at which we sell assets due to changes in interest rates and/or other factors;

•	changes in tax or accounting policies or changes in interpretation of those policies as applicable to our business;

•	changes in current tax law relating to the tax treatment of structured settlements;

•	our ability to complete future securitizations or other financings on beneficial terms;

•	our dependence on the opinions of certain rating agencies;

•	our dependence on outside parties to conduct our transactions including the court system, insurance companies, outside counsel, delivery services and notaries;

•	our ability to remain in compliance with the terms of our substantial indebtedness;

•	changes in existing state laws governing the transfer of structured settlement payments or the interpretation thereof;

•	availability of or increases in the cost of our financing sources relative to our purchase discount rate;

•	changes to state or federal, licensing and regulatory regimes;

•	unfavorable press reports about our business model;

•	our dependence on the effectiveness of our direct response marketing;

•	adverse judicial developments;

•	our ability to successfully enter new lines of business and broaden the scope of our business;

•	potential litigation and regulatory proceedings;

•	changes in our expectations regarding the likelihood, timing or terms of any potential acquisitions described herein;

•	the lack of an established market for the subordinated interest in the receivables that we retain after a securitization is executed;

•	the impact of the Consumer Financial Protection Bureau inquiries and any findings or regulations it issues as related to us, our industries, or products in general;

•	our dependence on a small number of key personnel;

•	our exposure to underwriting risk;

•	our access to personally identifiable confidential information of current and prospective customers and the improper use or failure to protect that information;

•	our computer systems being subject to security and privacy breaches;

•	the public disclosure of the identities of structured settlement holders;

•	our business model being susceptible to litigation;

•	the insolvency of a material number of structured settlement issuers;

•	infringement of our trademarks or service marks;

•	our ability to integrate the Home Lending business, and the costs associated with such integration;

•	adverse changes in the residential mortgage market;

•	our ability to maintain sufficient capital to meet the financing requirements of our business;

•	our ability to grow our loan originations volume;

•	changes in prevailing interest rates and our ability to mitigate interest rate risk through hedging strategies;

•	increases in delinquencies and defaults for the loans we service, especially in geographic areas where our loans are concentrated;

•	changes in prepayments rates;

•	changes in, and our ability to comply with, federal, state and local laws and regulations governing us;

•	change in the guidelines of government-sponsored entities or any discontinuation of, or significant reduction in, the operation of government-sponsored entities;

•	our ability to maintain our state licenses or obtain new licenses in new markets;

•	our ability to originate and/or acquire additional mortgage servicing rights;

•	the accuracy of the estimates and assumptions of our financial models;

•	our ability to recapture loans from borrowers who refinance;

•	potential misrepresentations by borrowers, counterparties and other third-parties;

•	costs and potential liabilities resulting from state or federal examinations, legal proceedings, enforcement actions and foreclosure proceedings;

•	changes in government mortgage modification programs;

•	our ability to obtain adequate insurance;

•	indemnification obligations to mortgage loan purchasers;

•	our ability to timely recover servicing advances;

•	illiquidity in our portfolio;

•	challenges to the MERS system;

•	technology failures;

•	our ability to satisfy our financial covenants with our lenders; and

•	our ability to successfully compete in the mortgage industry and real estate services business.

The J.G. Wentworth Company
Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$35,697	$41,648
Restricted cash and investments	198,374	198,206
VIE finance receivables, at fair value (1)	4,521,327	4,422,033
Other finance receivables, at fair value	33,800	101,802
VIE finance receivables, net of allowances for losses of $8,560 and $7,674, respectively (1)	106,513	113,489
Other finance receivables, net of allowances for losses of $2,539 and $2,454, respectively	11,725	17,803
Other receivables, net of allowances for losses of $273 and $204, respectively	16,124	14,165
Mortgage loans held for sale, at fair value (2)	130,189	—
Mortgage servicing rights, at fair value(2)	28,186	—
Premises and equipment, net of accumulated depreciation of $7,274 and $5,976, respectively	5,860	3,758
Intangible assets, net of accumulated amortization of $21,556 and $20,273, respectively	32,292	45,436
Goodwill	98,008	84,993
Marketable securities	85,879	103,419
Deferred tax assets, net	—	2,170
Other assets	75,192	33,787
Total Assets	$5,379,166	$5,182,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and account payables	$30,497	$19,256
Accrued interest	21,416	17,416
Term loan payable	439,431	437,183
VIE derivative liabilities, at fair value	74,687	75,706
VIE borrowings under revolving credit facilities and other similar borrowings	82,987	19,339
Other borrowings under revolving credit facilities and other similar borrowings	126,494	—
VIE long-term debt	201,464	181,558
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,074,210	4,031,864
Other liabilities	59,585	6,677
Deferred tax liabilities, net	18,788	36,656
Installment obligations payable	85,879	103,419
Total Liabilities	5,215,438	4,929,074

Commitments and contingent liabilities (Note 19)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 15,972,555 and 15,430,483 issued and outstanding as of September 30, 2015, respectively, 15,021,147 and 14,420,392 issued and outstanding as of December 31, 2014, respectively.	—	—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,997,232 issued and outstanding as of September 30, 2015, 9,963,750 issued and outstanding as of December 31, 2014, respectively.	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	—	—
Additional paid-in-capital	104,575	95,453
Retained earnings (accumulated deficit)	(15,791)	25,634
	88,784	121,087
Less: treasury stock at cost, 542,072 and 600,755 shares as of September 30, 2015 and December 31, 2014, respectively.	(2,138)	(2,443)
Total stockholders’ equity, The J.G. Wentworth Company	86,646	118,644
Non-controlling interests	77,082	134,991
Total Stockholders’ Equity	163,728	253,635
Total Liabilities and Stockholders’ Equity	$5,379,166	$5,182,709

(1) Pledged as collateral to VIE credit and long-term debt facilities. Refer to Note 6 “VIE and Other Finance Receivables, at Fair Value” and Note 7 “VIE and Other Finance Receivables, net of Allowance for Losses.”
(2) Pledged as collateral to Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings. Refer to Note 8 “Mortgage Loans Held for Sale, at Fair Value” and Note 9 “Mortgage Servicing Rights, at Fair Value.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
REVENUES
Interest income	$50,170	$44,644	$140,129	$139,104
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	7,556	63,731	62,559	221,359
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	8,946	—	8,946	—
Changes in mortgage servicing rights, net	548	—	548	—
Loss on swap terminations, net	—	(54)	(275)	(628)
Servicing, broker, and other fees, net of direct costs	2,144	1,049	4,153	3,221
Loan origination fees	1,032	—	1,032	—
Realized and unrealized (losses) gains on marketable securities, net	(6,871)	(2,615)	(5,957)	1,741
Realized gain on notes receivable, at fair value	—	—	—	2,098
Gain on extinguishment of debt	—	270	593	270
Other	(3)	(1)	(11)	(63)
Total Revenues	$63,522	$107,024	$211,717	$367,102

EXPENSES
Advertising	$16,946	$18,416	$49,728	$52,341
Interest expense	55,606	48,813	154,509	150,743
Compensation and benefits	14,210	11,096	36,426	30,865
General and administrative	5,307	4,858	14,679	13,941
Professional and consulting	6,542	4,520	15,841	13,482
Debt issuance	2,220	2,936	5,092	5,956
Securitization debt maintenance	1,463	1,551	4,453	4,672
Provision for losses	1,653	1,055	4,610	3,273
Depreciation and amortization	966	961	2,961	3,163
Impairment charges	29,860	—	29,860	—
Installment obligations (income) expense, net	(6,372)	(2,047)	(4,300)	3,567
Total Expenses	$128,401	$92,159	$313,859	$282,003
(Loss) income before income taxes	(64,879)	14,865	(102,142)	85,099
(Benefit) provision for income taxes	(7,252)	2,176	(12,422)	16,169
Net (Loss) Income	$(57,627)	$12,689	$(89,720)	$68,930
Less net (loss) income attributable to non-controlling interests	(30,930)	8,597	(49,382)	49,548
Net (loss) income attributable to The J.G. Wentworth Company	$(26,697)	$4,092	$(40,338)	$19,382

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares of Class A common stock outstanding:
Basic	14,918,415	13,095,194	14,437,117	12,438,143
Diluted	14,918,415	13,098,995	14,437,117	12,440,327

Net (loss) income per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(1.79)	$0.31	$(2.79)	$1.56
Diluted	$(1.79)	$0.31	$(2.79)	$1.56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net (loss) income	$(57,627)	$12,689	$(89,720)	$68,930
Other comprehensive gain (loss):
Reclassification adjustment for gain included in net income	—	—	—	(2,098)
Unrealized gains on notes receivable arising during the year	—	—	—	480
Total other comprehensive loss	—	—	—	(1,618)
Total comprehensive (loss) income	(57,627)	12,689	(89,720)	67,312
Less: comprehensive (loss) income allocated to non-controlling interests	(30,930)	8,597	(49,382)	48,542
Comprehensive (loss) income attributable to The J.G. Wentworth Company	$(26,697)	$4,092	$(40,338)	$18,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Non- controlling Interests	Retained Earnings (Accumulated Deficit)	Additional Paid-In- Capital	Treasury Stock		Common Stock-Class A		Common Stock-Class B		Total Stockholders’ Equity
				Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2014	$134,991	$25,634	$95,453	600,755	$(2,443)	14,420,392	$—	9,963,750	$—	$253,635
Net loss	(49,382)	(40,338)	—	—	—	—	—	—	—	(89,720)
Share-based compensation	684	—	705	—	—	4,310	—	(19,420)	—	1,389
Repurchases of Class A common stock	(7,113)	—	—	1,513,644	(7,358)	(1,513,644)	—	—	—	(14,471)
Equity financing costs	(30)	—	(31)	—	—	—	—	—	—	(61)
Re-issuance of treasury stock in connection with the Home Lending acquisition	6,380	(1,087)	—	(1,572,327)	7,663	1,572,327	—	—	—	12,956
Exchange of The J.G. Wentworth LLC common interests into Class A common stock	(8,448)	—	8,448	—	—	947,098	—	(947,098)	—	—
Balance as of September 30, 2015	$77,082	$(15,791)	$104,575	542,072	$(2,138)	15,430,483	$—	8,997,232	$—	$163,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(89,720)	$68,930
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for losses	4,610	3,273
Depreciation	1,677	1,215
Loss on disposal of fixed assets	—	69
Impairment charges	29,860	—
Changes in mortgage servicing rights, net	(548)	—
Amortization of finance receivables acquisition costs	446	355
Amortization of intangibles	1,284	1,948
Amortization of debt issuance costs	5,914	5,911
Proceeds from sale and principal payments on mortgage loans held for sale	362,723	—
Originations and purchases of mortgage loans held for sale	(352,641)	—
Change in unrealized gains/losses on finance receivables	5,320	(398,987)
Change in unrealized gains/losses on long-term debt	(66,711)	177,690
Change in unrealized gains/losses on derivatives	(1,168)	(62)
Gain on notes receivable, at fair value	—	(2,098)
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(8,946)	—
Purchases of finance receivables	(307,381)	(342,347)
Collections on finance receivables	417,362	389,080
Recoveries of finance receivables	1	69
Accretion of interest income	(139,811)	(138,817)
Accretion of interest expense	(30,677)	(25,931)
Gain on extinguishment of debt	(593)	(270)
Share-based compensation expense	1,389	1,732
Change in marketable securities, net	5,957	(1,741)
Installment obligations (income) expense, net	(4,300)	3,567
Decrease in fair value of life settlement contracts	13	116
Premiums and other costs paid, and proceeds from sale of life settlement contracts	(13)	(116)
Deferred income taxes	(15,698)	15,811
Other	3	—
(Increase) decrease in operating assets:
Restricted cash and investments	4,588	(8,682)
Other assets	(1,547)	1,276
Other receivables	16	1,091
Increase (decrease) in operating liabilities:
Accrued expenses and account payables	7,928	7,542
Accrued interest	3,694	2,628
Other liabilities	1,642	(681)
Net cash used in operating activities	$(165,327)	$(237,429)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Purchase of Home Lending, net of cash acquired	$(46,595)	$—
Receipts from notes receivable	—	6,093
Purchase of intangible assets	—	(50)
Purchases of premises and equipment, net of sales proceeds	(2,871)	(1,586)
Net cash (used in) provided by investing activities	$(49,466)	$4,457
Cash flows from financing activities:
Payments of equity financing costs	$(61)	$(792)
Purchases of treasury stock	(14,471)	(917)
Issuance of VIE long-term debt	407,332	583,782
Payments for debt issuance costs	(703)	(2,767)
Repayments of long-term debt and derivatives	(244,910)	(293,411)
Gross proceeds from revolving credit facilities	538,755	223,834
Repayments of revolving credit facilities	(477,100)	(239,750)
Issuance of installment obligations payable	998	100
Purchase of marketable securities	(998)	(100)
Repayments of installment obligations payable	(14,238)	(19,131)
Proceeds from sale of marketable securities	14,238	19,131
Net cash provided by financing activities	$208,842	$269,979
Net (decrease) increase in cash	(5,951)	37,007
Cash and cash equivalents at beginning of the period	41,648	39,061
Cash and cash equivalents at the end of the period	$35,697	$76,068

Supplemental disclosure of cash flow information:
Cash paid for interest	$175,570	$167,686
Cash paid for income taxes	$127	$4
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$1,298	$—
Mortgage loans subject to repurchase rights from GNMA	$39,125	$—
Exchange of LLC Common Interests for shares of Class A common stock	$8,448	$—
Re-issuance of Treasury stock in connection with acquisition	$12,956	$—
Liabilities assumed in connection with acquisition	$6,383	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Accounting Policies

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

The Company, operating through its subsidiaries and affiliates, has its principal office in Radnor, Pennsylvania. The Company provides liquidity to individuals with financial assets such as structured settlements, annuities, and lottery winnings by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets. The Company also provides access to funding to people with pending personal injury claims. The Company engages in warehousing and subsequent resale or securitization of these various financial assets. The Company also engages in the origination and servicing of mortgage loans.

On July 31, 2015 (the "acquisition date"), the Company acquired (the "Home Lending Acquisition") all of the issued and outstanding capital stock of WestStar Mortgage Inc. (“WestStar”), a company primarily engaged in originating, selling and servicing residential mortgage loans, for a preliminary purchase price of $72.5 million. Immediately following the acquisition date, WestStar began to operate as the newly-branded subsidiary J.G. Wentworth Home Lending, Inc. ("Home Lending").

Home Lending was incorporated under the laws and provisions of the Commonwealth of Virginia and is primarily engaged in retail lending, originating primarily Federal Housing Administration (“FHA”), Veterans Administration ("VA") and conventional loans and is approved as a Title II, non-supervised direct endorsement mortgagee with the United States Department of Housing and Urban Development. In addition, Home Lending is an approved issuer with the Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation ("FHLMC"), U.S. Department of Agriculture ("USDA") as well as an approved seller and servicer with the Federal National Mortgage Association (“FNMA”). Refer to Note 3 for a discussion of the Company’s consolidation and accounting for its acquisition of Home Lending in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.

As a result of the Home Lending Acquisition the Company has identified the following two reportable segments: (i) Structured Settlement and Annuity Purchasing and (ii) Home Lending. Refer to Note 22 for a discussion of the Company's segment reporting.

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

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity (“VIE”) and other finance receivables, at fair value, mortgage servicing rights, at fair value, mortgage loans held for sale, at fair value, VIE derivative liabilities, at fair value, VIE long-term debt issued by securitization and permanent financing trusts, at fair value, intangible assets and goodwill. Actual results could differ from those estimates and such differences could be material. These interim financial statements should be read in conjunction with the Company’s 2014 audited consolidated financial statements that are included in its Annual Report on Form 10-K.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, including those entities that are considered VIEs, and where the Company has been determined to be the primary beneficiary in accordance with ASC 810, "Consolidation" ("ASC 810").

JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation’s and the non-controlling interests' economic interest in JGW LLC was 53.6% and 46.4%, respectively, as of September 30, 2015. The Corporation’s and the non-controlling interests' economic interest in JGW LLC was 50.2% and 49.8%, respectively, as of December 31, 2014.

Net (loss) income attributable to the non-controlling interests in the unaudited condensed consolidated statements of operations represents the portion of earnings (loss) attributable to the economic interest in JGW LLC held by the non-controlling holders of JGW LLC common membership interests (the “Common Interestholders”). The allocation of net (loss) income to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling Common Interestholders’ weighted average economic interests in JGW LLC for the three months ended September 30, 2015 and 2014 were 47.3% and 55.3%, respectively. The non-controlling Common Interestholders’ weighted average economic interests in JGW LLC for the nine months ended September 30, 2015 and 2014 were 49.0% and 57.8%, respectively.

The net (loss) income attributable to The J.G. Wentworth Company in the unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2015 and 2014 does not necessarily reflect the Corporation’s weighted average economic interests in JGW LLC for the respective periods because the majority of the provision (benefit) for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three months ended September 30, 2015 and 2014, $(7.8) million and $2.6 million of the $(7.3) million and $2.2 million total tax (benefit) provision, respectively, was specifically attributable to The J.G. Wentworth Company. For the nine months ended September 30, 2015 and 2014, $(13.3) million and $15.9 million of the $(12.4) million and $16.2 million total tax (benefit) provision, respectively, was specifically attributable to The J.G. Wentworth Company. Refer to Note 16 for a description of the Company's income taxes.

Non-controlling interests in the condensed consolidated balance sheets represents the portion of equity attributable to the non-controlling common membership interests in JGW LLC (the “Common Interests”). The allocation of equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling Common Interests in the entity during the reporting period. Refer to Note 18 for more details.

All material inter-company balances and transactions are eliminated in consolidation.

Significant Accounting Policies

As of September 30, 2015 there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014, except for the following policies that have been adopted as a result of the Home Lending Acquisition.

Business Combinations

The Company records the identifiable assets acquired, the liabilities assumed, and any non-controlling interests of companies that are acquired at their estimated fair value as of the date of acquisition, and includes the results of operations of the acquired companies in the unaudited condensed consolidated statement of operations from the date of the acquisition. The Company recognizes, as goodwill, the excess of the acquisition price over the estimated fair value of the net assets acquired. The Company has accounted for its acquisition of Home Lending as a business combination. Refer to Note 3 for a detailed discussion of this transaction.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Mortgage loans held for sale

Mortgage loans held for sale are carried at fair value under the fair value option with changes in the fair value recognized in current period earnings and included within realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs on the unaudited condensed consolidated statement of operations. At the date of funding of the mortgage loan held for sale, the funded amount of the loan plus the related derivative asset or liability of the associated interest rate lock commitment (“IRLC”) becomes the initial recorded investment in the mortgage loan held for sale. Such amount is expected to approximate the fair value of the loan.

The Company chooses to fair value these mortgage loans held for sale in order to better align reported results with the underlying economic changes in value of the loans and related hedge instruments without incurring the additional complexity of applying hedge accounting. This election impacts the timing and recognition of origination fees and costs. Specifically, origination fees and costs are recognized as part of the gain/loss at the time of funding.

The fair value of mortgage loans held for sale is calculated using observable market information including pricing from actual market transactions, investor commitment prices, or broker quotations.

Gains and losses from the sale of mortgages are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, and are recorded in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs in the unaudited condensed consolidated statements of operations.

Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets. Control is considered to have been surrendered when: (1) the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; (2) the purchaser obtains the right (free of conditions that constraint it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the Company to repurchase or redeem the transferred assets before their maturity or grants the Company the ability to unilaterally cause the holder to return specific assets. The Company typically considers the above criteria to have been met upon acceptance and receipt of purchase advice from the purchaser.

Mortgage Servicing Rights

Mortgage servicing rights ("MSRs") are contractual arrangements where the rights to service existing mortgages are sold by the original lender to other parties who specialize in the various functions of servicing mortgages. MSRs are initially recorded at fair value at the time the underlying loans are sold. The Company records the changes in fair value in changes in mortgage servicing rights, net. To determine the fair value of the servicing right created, the Company uses discounted cash flow approach incorporating assumptions that management believes market participants would use in estimating future net servicing income, including estimates of the contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, prepayment speeds and default rates. The Company has elected to subsequently measure our existing MSRs portfolio using the fair value method, in which MSRs are measured at fair value each reporting period and changes in fair value are recorded in earnings in the period in which changes in value occur.

Loans Eligible for Repurchase from GNMA

For certain loans that the Company pooled and securitized with GNMA, the Company as the issuer has the unilateral right to repurchase any individual loan in a GNMA securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. As a result of this unilateral right, the Company must recognize the delinquent loan on its consolidated balance sheets and establish a corresponding liability regardless of the Company’s intention to repurchase the loan. As of September 30, 2015, delinquent or defaulted mortgage loans currently in GNMA pools that the Company has the unilateral right to repurchase totaled $39.1 million. The amount of loans eligible for repurchase from GNMA and the liability for loans eligible for repurchase from GNMA are included in other assets and other liabilities on the Company’s condensed consolidated balance sheet, respectively.

Interest Income

Interest income on mortgage loans is accrued and is based upon the principal amount outstanding and contractual interest rates. Income recognition is discontinued when loans become 90 days delinquent or when in management’s opinion, the collectability of principal and interest becomes doubtful and the mortgage loans held for sale are put on a non-accrual basis. When

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

the loan is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accruing status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria.

Loans Servicing Fees

Loan servicing fees represent revenue earned for servicing loans for various investors. The loan servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized into income when earned. Loan servicing expenses are charged to operations as incurred. Loan servicing fees are included in servicing, broker, and other fees, net of direct costs in the unaudited condensed consolidated statement of operations.

Servicing Advances

Servicing advances represent escrows and principal and interest advances on behalf of customers and for investors to cover delinquent balances for property taxes, insurance premiums and other out-of-pocket costs. Advances are made in accordance with the servicing agreements and are recoverable upon liquidation. The Company periodically reviews the advances for collectability and amounts are written-off when they are deemed uncollectible. Servicing advances are recorded in other assets in the condensed consolidated balance sheet.

Derivative Instruments and Hedging Activity

The Company enters into derivative instruments to reduce its exposure to fluctuations in interest rates. The Company enters into commitments to originate and purchase mortgage loans at interest rates that are determined prior to the funding or purchase of the loan. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Changes in fair value subsequent to inception are based on the change in fair value of the underlying loan and changes in the probability that the loan will fund within the terms of the commitment.

The Company uses derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. The Company may also enter into commitments to sell mortgage backed securities ("MBSs") as part of its overall hedging strategy. The Company has elected not to designate these freestanding derivatives as hedging instruments under GAAP. The fair value of freestanding derivatives is recorded in other assets or other liabilities on the condensed consolidated balance sheets with changes in fair value included in net gains on sales of mortgage loans on the unaudited condensed consolidated statements of operations. Cash flows related to freestanding derivatives are included in operating activities on the unaudited condensed consolidated statements of cash flows.

Risks and Uncertainties

In the normal course of business, companies in the mortgage banking industry encounter certain economic and regulatory risks. Economic risks include interest rate and credit risk. The Company is subject to interest rate risk to the extent that in a rising interest rate environment, the Company may experience a decrease in loan production, as well as decreases in the value of mortgage loans held for sale and in commitments to originate loans, which may negatively impact the Company's operations. Credit risk is the risk of default that may result from the borrowers' inability or unwillingness to make contractually required payments during the period in which loans are being held for sale.

The Company sells loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, the Company is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay-off within a specified time frame, the Company may be required to refund a portion of the sales proceeds to the investors.

2. Recently Adopted Accounting Pronouncements

Effective January 1, 2014, the Company adopted ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exist, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. This adoption of ASU 2013-11 did not materially impact the Company’s financial statements.

3. Business Combinations

In accordance with ASC 805, “Business Combinations” (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
On July 31, 2015, the Company completed its acquisition of Home Lending (formerly WestStar). The results of Home Lending are included in the Company's unaudited condensed consolidated statement of operations from the date of acquisition and are reported as a separate reportable segment. Home Lending is primarily engaged in originating, selling and servicing residential mortgage loans, and its acquisition represented a major step in the Company's strategy to become a more diversified financial services company.

The preliminary acquisition-date fair value of the consideration was $72.5 million, which consisted of $53.2 million that was paid in cash and $13.0 million that was paid through the issuance of 1,572,327 shares of the Company's Class A common stock. The fair value of the 1,572,327 Class A common shares issued was calculated using the closing trading price of the Company’s common shares as of the acquisition date. An additional $6.4 million of consideration was accrued to reflect the estimated outcome of certain post close-adjustments included in the stock purchase agreement that are expected to be finalized and adjusted for during the three months ended December 31, 2015.

The following table sets forth the acquisition-date fair value of the consideration and the preliminary identified net assets acquired and liabilities assumed as of July 31, 2015. The Company is in the process of finalizing its valuation of the intangible assets; thus, the provisional measurement of intangible assets and goodwill are subject to change.

As of July 31, 2015
(In thousands)
Consideration:
Cash	$53,205
Equity instruments issued (1,572,327 shares of Class A common stock)	12,956
Post close adjustment liabilities	6,383
Fair value of total consideration	$72,544

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents,	$6,610
Restricted cash	4,756
Mortgage loans held for sale	131,325
Mortgage servicing rights	27,638
Premises and equipment	908
Intangible assets	18,000
Other assets	31,536
Borrowings and other debt obligations	(128,487)
Other liabilities	(32,757)
Total identifiable net assets	59,529
Goodwill	$13,015

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Of the $18.0 million of acquired intangible assets, $12.5 million was provisionally assigned to licenses and approvals that are not subject to amortization. The remaining $5.5 million of acquired intangible assets are subject to a weighted-average useful life of of approximately 8.7 years. These finite-lived assets include affinity relationships of $4.5 million (10-year useful life) and a trade name of $1.0 million (3-year useful life).

The $13.0 million of goodwill was assigned to the Home Lending reporting segment and is expected to be deductible for income tax purposes. The goodwill recognized is attributable to the expected synergies from applying the Company's brand name to the acquired entity's mortgage business as well as from Home Lending's assembled workforce.

Acquisition related costs of $2.9 million were included in professional and consulting fees in the Company's unaudited condensed consolidated statements of operations for the nine months ending September 30, 2015.

The following table summarizes the actual unaudited amounts of Home Lending's revenues and earnings included in the Company's unaudited condensed consolidated statement of operations from July 31, 2015:

Home Lending amounts included in the results of operations for Three and Nine Months Ended September 30, 2015
(In thousands)
Total revenue	$11,747
Net income (loss) before income taxes	$1,950

The following table summarizes the supplemental pro forma information of the combined Company for the nine months ended September 30, 2015 and 2014, respectively, as if the Home Lending Acquisition occurred on January 1, 2014.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Pro forma total revenues	$257,048	$411,451
Pro forma net income (loss) before income taxes (1)	$(92,642)	$98,460
(1) Includes adjustments for acquisition related costs of $3.8 million for nine months ended September 30, 2014.

These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of the Company that would have been achieved had the acquisition been consummated on January 1, 2014, nor are they intended to represent or be indicative of future results of operations.

4. Goodwill and Intangible Assets

Goodwill by business segment include the following as of:

	September 30, 2015	December 31, 2014
	(In thousands)
Structured Settlement and Annuity Purchasing	$84,993	$84,993
Home Lending	13,015	—
Total Goodwill	$98,008	$84,993

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Intangible assets subject to amortization include the following as of:

	Structured Settlement and Annuity Purchasing		Home Lending
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
September 30, 2015:
Database	$4,609	$(4,227)	$—	$—
Customer relationships	18,844	(15,059)	—	—
Domain names	1,635	(449)	—	—
Non-compete agreements	1,821	(1,821)	—	—
Trade name	—	—	1,000	—
Affinity relationships	—	—	4,500	—
Intangible assets subject to amortization	$26,909	$(21,556)	$5,500	$—

December 31, 2014:
Database	$4,609	$(4,011)	$—	$—
Customer relationships	18,844	(14,114)	—	—
Domain names	1,635	(327)	—	—
Non-compete agreements	1,821	(1,821)	—	—
Intangible assets subject to amortization	$26,909	$(20,273)	$—	$—

Amortization expense for the three months ended September 30, 2015 and 2014 was $0.4 million and $0.6 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $1.3 million and $1.9 million, respectively. Amortization of intangible assets is included in depreciation and amortization in the Company's unaudited condensed consolidated statement of operations.

Estimated future amortization expense for amortizable intangible assets for the three months ending December 31, 2015 and for each of the succeeding five calendar years and thereafter is as follows:

Estimated Future Amortization Expense
(In thousands)
Three months ending December 31, 2015	$744
2016	2,137
2017	1,841
2018	1,674
2019	1,096
2020	908
Thereafter	2,453
Total future amortization expense	$10,853

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2015 and December 31, 2014, the carrying value of the Company's unamortized trade name, acquired in connection with the Company's 2011 acquisition of Orchard Acquisition Company ("OAC"), was $8.9 million and $38.8 million, respectively. As of September 30, 2015, the carrying value of Home Lending's unamortized licenses and approvals intangible asset was $12.5 million.

We evaluate the carrying value of our long-term assets, including finite and indefinite-lived intangible assets, when events or circumstances warrant such a review. During the three months ended September 30, 2015, the Company re-evaluated its internal projections for its Structured Settlement and Annuity Purchasing reporting unit based on lower than anticipated results, a significant decline in the stock price of the Company's Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, the Company determined these events constituted a triggering event requiring the Company to: (i) test for potential impairment for the related indefinite-lived trade name acquired in connection with the 2011 acquisition of OAC; and (ii) perform a step 1 impairment analysis on the goodwill for the reporting unit.

The fair value of the indefinite-lived trade name asset was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the "relief from royalty" method was used that incorporated multi-year revenue projections. Key assumptions utilized in the fair value analysis included the following: (i) projected long-term growth rates in revenues directly attributable to the trade name; (ii) a discount rate, developed using a weighted average cost of capital analysis; and (iii) a royalty rate based on an analysis of royalty licensing data. As a result of this analysis, the Company determined the trade name within the reporting unit was impaired and recorded an impairment charge of $29.9 million in its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015. While management believes its assumptions are reasonable and will continuously evaluate for future potential impairment indicators, there can be no assurance that estimates and assumptions made for purposes of its trade name impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the trade name, an increase in discount rate, and/or a decrease in our internal projected growth rates used in the discounted cash flow model could result in future impairment charges.

Step 1 of the two-step goodwill impairment test involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit's goodwill with its carrying value. If the implied fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.

The Company used a combination of income (i.e., discounted cash flow) and market approaches (i.e., guideline public company and guideline transactions) to estimate the fair value of the Structured Settlement and Annuity Purchasing reporting unit as of July 1, 2015. The income approach utilized multi-year cash flow projections that incorporated projected long-term growth rates and a discount rate based on a cost of equity analysis. The market approach estimated the reporting unit's fair value based on various prices and financial ratios from similar publicly traded companies and market transactions. Based on the Company's goodwill assessment, the fair value of the Structured Settlement and Annuity Purchasing reporting unit exceeded its carrying value by $17.4 million, or 9.6%. The Company believes the assumptions used in the goodwill assessment are reasonable; however, similar to the trade name impairment test, there can be no assurance that the estimates and assumptions made for purposes of goodwill impairment testing will prove to be accurate predictions of the future. Less than anticipated cash flows generated by the reporting unit, an increase in discount rate, and/or a decrease in our internal projected growth rates used in the discounted cash flow model, among other changes, could result in future goodwill impairment charges.

5. Fair Value Measurements

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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

VIE and other finance receivables and VIE long-term debt issued by securitization and permanent financing trusts, at fair value — The estimated fair value of VIE and other finance receivables and VIE long- term debt issued by securitization and permanent financing trusts is determined based on a discounted cash flow model using expected future collections discounted at a calculated rate as described below.

For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the “Trusts”). The waterfall includes fees to operate the Trusts (servicing fees, admin fees, etc.), note holder principal and note holder interest. Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation. Refer to Note 14 for additional information. The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the Company as the retained interest holder.

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either: (i) market indices that are highly correlated with the spreads from the Company’s previous securitizations or (ii) the Company's most recent securitization if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value. The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables’ asset cash flows. In addition, the Company considers transformation cost and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows. The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied and are discounted using a separate yield based on an assumed rating of the residual tranche (8.03% and 5.97% as of September 30, 2015 and December 31, 2014, respectively, with a weighted average life of 20 years as of both dates).

The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation. Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair value in the Company’s condensed consolidated balance sheets. The associated debt’s projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair value.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Life settlement contracts, at fair value — The fair values of life settlement contracts are determined by reference to the transfer price of similar contracts under a discounted cash flow calculation that takes into account the net death benefit under the policy, estimated future premium payments and the life expectancy of the insured, as well as other qualitative factors regarding market participants’ assumptions. Life expectancy is determined on a policy-by-policy basis using the results of medical underwriting performed by independent agencies.

VIE derivative liabilities, at fair value — The fair value of interest rate swaps is based on pricing models which consider current interest rates and the amount and timing of cash flows. Refer to Note 15 for additional information.

Mortgage loans held for sale — The fair value of mortgage loans held for sale is calculated using observable market information including pricing from actual market transactions, investor commitment prices, or broker quotations.

Mortgage servicing rights — The Company uses a discounted cash flow approach to estimate the fair value of MSRs incorporating assumptions management believes market participants would use in their determination of value. The assumptions used in the estimation of the fair value of MSRs include the contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float rate, the inflation rate, prepayment speeds and default rates.

Derivative financial instruments — The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will close within the terms of the IRLCs. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The Company estimates fair value of forward sales commitments based on quoted prices.

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

Other borrowings under revolving credit facilities and similar borrowings — The estimated fair value of borrowings under revolving credit facilities and similar borrowings is based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

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
	(In thousands)
September 30, 2015:
Assets
Marketable Securities:
Equity securities
US large cap	$31,469	$—	$—	$31,469
US mid cap	4,900	—	—	4,900
US small cap	8,394	—	—	8,394
International	16,007	—	—	16,007
Other equity	767	—	—	767
Total equity securities	61,537	—	—	61,537
Fixed income securities:
US fixed income	17,883	—	—	17,883
International fixed income	1,303	—	—	1,303
Other fixed income	—	—	—	—
Total fixed income securities	19,186	—	—	19,186
Other securities:
Cash & cash equivalents	2,650	—	—	2,650
Alternative investments	221	—	—	221
Annuities	2,285	—	—	2,285
Total other securities	5,156	—	—	5,156
Total marketable securities	85,879	—	—	85,879
VIE and other finance receivables, at fair value	—	—	4,555,127	4,555,127
Life settlements contracts, at fair value (1)	—	—	—	—
Mortgage loans held for sale, at fair value	—	130,189	—	130,189
Mortgage service rights, at fair value	—	—	28,186	28,186
Derivative assets, at fair value (1)	—	—	7,822	7,822
Total Assets	$85,879	$130,189	$4,591,135	$4,807,203

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$—	$—	$4,074,210	$4,074,210
VIE derivative liabilities, at fair value	—	74,687	—	74,687
Other derivative liabilities, at fair value (2)	—	1,929	—	1,929
Total Liabilities	$—	$76,616	$4,074,210	$4,150,826
(1) Included in other assets on the Company’s condensed consolidated balance sheet.
(2) Included in other liabilities on the Company’s condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2014
Assets
Marketable Securities:
Equity securities
US large cap	$41,246	$—	$—	$41,246
US mid cap	8,192	—	—	8,192
US small cap	7,586	—	—	7,586
International	14,123	—	—	14,123
Other equity	1,051	—	—	1,051
Total equity securities	72,198	—	—	72,198
Fixed income securities:
US fixed income	16,699	—	—	16,699
International fixed income	3,526	—	—	3,526
Other fixed income	27	—	—	27
Total fixed income securities	20,252	—	—	20,252
Other securities:
Cash & cash equivalents	6,629	—	—	6,629
Alternative investments	1,829	—	—	1,829
Annuities	2,511	—	—	2,511
Total other securities	10,969	—	—	10,969
Total marketable securities	103,419	—	—	103,419
VIE and other finance receivables, at fair value	—	—	4,523,835	4,523,835
Life settlements contracts, at fair value (1)	—	—	—	—
Total Assets	$103,419	$—	$4,523,835	$4,627,254

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$—	$—	$4,031,864	$4,031,864
VIE derivative liabilities, at fair value	—	75,706	—	75,706
Total Liabilities	$—	$75,706	$4,031,864	$4,107,570
(1) Included in other assets on the Company’s condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
September 30, 2015
Assets
VIE and other finance receivables, at fair value	$4,555,127	Discounted cash flow	Discount rate	2.58% - 12.42% (3.82%)
Life settlement contracts, at fair value	—	Model actuarial pricing	Life expectancy Discount rate	36 to 335 months (210) 18.00% (18.00%)
Mortgage servicing rights, at fair value	28,186	Discounted cash flow	Discount rate	9.50% - 14.00% (10.30%)
			Prepayment speed	8.50% - 22.00% (10.71%)
			Cost of servicing	$65 - $90 ($75)
Total Assets	$4,583,313

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,074,210	Discounted cash flow	Discount rate	0.92% - 12.42% (3.44%)
Total Liabilities	$4,074,210

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
December 31, 2014
Assets
VIE and other finance receivables, at fair value	$4,523,835	Discounted cash flow	Discount rate	2.55% - 12.60% (3.43%)
Life settlement contracts, at fair value	—	Model actuarial pricing	Life expectancy Discount rate	45 to 344 months (219) 18.00% (18.00%)
Total Assets	$4,523,835

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,031,864	Discounted cash flow	Discount rate	0.74% - 12.32% (3.16%)
Total Liabilities	$4,031,864

A significant unobservable input used in the fair value measurement of all of the Company’s assets and liabilities measured at fair value using unobservable inputs (Level 3) is the discount rate. Significant increases (decreases) in the discount rate used to estimate fair value in isolation would result in a significantly lower (higher) fair value measurement of the corresponding asset or liability. An additional significant unobservable input used in the fair value measurement of the mortgage servicing rights, at fair value, is prepayment speed. Significant increases (decreases) in the prepayment speed used to estimate the fair value of mortgage servicing rights in isolation would result in a significantly lower (higher) fair value measurement.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015 and 2014 were as follows:

	VIE and other finance receivables, at fair value	Mortgage Servicing Rights	Life settlement contracts, at fair value	Notes receivable, at fair value	Total
	(In thousands)
Balance as of December 31, 2014	$4,523,835	$—	$—	$—	$4,523,835
Total gains (losses):
Included in earnings / losses	(5,320)	548	(13)	—	(4,785)
Included in other comprehensive gain	—	—	—	—	—
Purchases of finance receivables	296,468	—	—	—	296,468
Life insurance premiums paid	—	—	13	—	13
Interest accreted	124,870	—	—	—	124,870
Payments received	(384,726)	—	—	—	(384,726)
MSR acquired in connection with the Home Lending acquisition	—	27,638	—	—	27,638
Transfers in and/or out of Level 3	—	—	—	—	—
Balance as of September 30, 2015	$4,555,127	$28,186	$—	$—	$4,583,313
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
September 30, 2015	$(5,320)	$548	$(13)	$—	$(4,785)

Balance as of December 31, 2013	$3,870,649	$—	$—	$5,610	$3,876,259
Total gains (losses):
Included in earnings / losses	398,987	—	(116)	2,098	400,969
Included in other comprehensive gain	—	—	—	(1,615)	(1,615)
Purchases of finance receivables	320,485	—	—	—	320,485
Life insurance premiums paid	—	—	116	—	116
Interest accreted	123,140	—	—	—	123,140
Payments received	(356,803)	—	—	(6,093)	(362,896)
Transfers in and/or out of Level 3	—	—	—	—	—
Balance as of September 30, 2014	$4,356,458	$—	$—	$—	$4,356,458
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
September 30, 2014	$398,987	$—	$(116)	$—	$398,871

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015 and 2014 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2014	$4,031,864
Net (gains) losses:
Included in earnings / losses	(67,305)
Issuances	380,417
Interest accreted	(33,659)
Repayments	(237,107)
Fair value adjustment	—
Transfers in and/or out of Level 3	—
Balance as of September 30, 2015	$4,074,210
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
September 30, 2015	$(66,712)

Balance as of December 31, 2013	$3,431,283
Net (gains) losses:
Included in earnings / losses	177,420
Issuances	473,782
Interest accreted	(28,944)
Repayments	(216,685)
Transfers in and/or out of Level 3	—
Balance as of September 30, 2014	$3,836,856
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
September 30, 2014	$177,667

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Realized and unrealized gains and losses included in revenues in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt	Mortgage servicing rights	Life settlement contracts income
	(In thousands)
Net gains (losses) included in revenues in the three months ended September 30, 2015	$13,952	$845	$(3)

Unrealized gains (losses) for the three months ended September 30, 2015 relating to assets and long-term debt still held as of September 30, 2015	$13,952	$548	$(3)

Net gains (losses) included in revenues in the nine months ended September 30, 2015	$61,985	$845	$(13)

Unrealized gains (losses) for the nine months ended September 30, 2015 relating to assets and long-term debt still held as of September 30, 2015	$61,392	$548	$(13)

Net gains (losses) included in revenues in the three months ended September 30, 2014	$59,467	$—	$—

Unrealized gains (losses) for the three months ended September 30, 2014 relating to assets and long-term debt still held as of September 30, 2014	$59,197	$—	$—

Net gains (losses) included in revenues in the nine months ended September 30, 2014	$221,567	$—	$(116)

Unrealized gains (losses) for the nine months ended September 30, 2014 relating to assets and long-term debt still held as of September 30, 2014	$221,320	$—	$(116)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s condensed consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2015		December 31, 2014
	(In thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets:
VIE and other finance receivables, at fair value	$4,555,127	$4,555,127	$4,523,835	$4,523,835
VIE and other finance receivables, net of allowance for losses (1)	110,927	118,238	123,765	131,292
Other receivables, net of allowance for losses (1)	16,124	16,124	14,165	14,165
Mortgage loans held for sale, at fair value	130,189	130,189	—	—
Mortgage servicing rights, at fair value	28,186	28,186	—	—
Marketable securities	85,879	85,879	103,419	103,419
Derivative assets (2)	7,822	7,822	—	—
Financial liabilities:
Term loan payable (1)	380,996	439,431	433,904	437,183
VIE derivative liabilities, at fair value	74,687	74,687	75,706	75,706
VIE borrowings under revolving credit facilities and other similar borrowings (1)	87,241	82,987	21,415	19,339
Other borrowings under revolving credit facilities and other similar borrowings	126,494	126,494	—	—
VIE long-term debt (1)	195,967	201,464	176,635	181,558
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,074,210	4,074,210	4,031,864	4,031,864
Installment obligations payable (1)	85,879	85,879	103,419	103,419
Other derivative liabilities (3)	1,929	1,929	—	—
(1) These represent financial instruments that are recorded in the condensed consolidated balance sheets at cost. Such financial instruments would be classified as Level 3 within the fair value hierarchy.
(2) Included in the other assets on the Company's condensed consolidated balance sheets.
(3) Included in the other liabilities on the Company's condensed consolidated balance sheets.

6. VIE and Other Finance Receivables, at Fair Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 825 Financial Instruments ("ASC 825").  Additionally, as a result of the Company including lottery winning finance receivables starting with its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. VIE and other finance receivables for which the fair value option was elected consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Maturity value	$6,843,129	$6,492,863
Unearned income	(2,288,002)	(1,969,028)
Net carrying amount	$4,555,127	$4,523,835

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Encumbrances on VIE and other finance receivables, at fair value were as follows:

Encumbrance	September 30, 2015	December 31, 2014
	(In thousands)
VIE securitization debt (2)	$4,333,342	$4,357,456
$100 million credit facility (JGW-S III)(1)	34,649	2
$50 million credit facility (JGW IV)(1)	—	—
$300 million credit facility (JGW V)(1)	40,213	—
$300 million credit facility (JGW VII)(1)	35,092	—
$100 million permanent financing related to 2011-A (2)	78,031	64,575
Encumbered VIE finance receivables, at fair value	4,521,327	4,422,033
Not encumbered	33,800	101,802
Total VIE and other finance receivables, at fair value	$4,555,127	$4,523,835

(1) Refer to Note 11.
(2) Refer to Note 14.

As of September 30, 2015 and December 31, 2014, the residual cash flows from the Company’s finance receivables, at fair value, were pledged as collateral for the Residual Term Facility. Refer to Note 13 for additional information.

The Company is engaged to service certain finance receivables it sells to third parties. Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s unaudited condensed consolidated statements of operations and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Servicing fee income	$199	$230	$614	$691

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Structured settlements and annuities	$73,059	$76,253
Less: unearned income	(46,687)	(49,270)
	26,372	26,983
Lottery winnings	76,184	81,169
Less: unearned income	(21,550)	(24,389)
	54,634	56,780
Pre-settlement funding transactions	48,768	57,886
Less: deferred revenue	(1,397)	(1,563)
	47,371	56,323
Attorney cost financing	960	1,334
Less: deferred revenue	—	—
	960	1,334
VIE and other finance receivables, gross	129,337	141,420
Less: allowance for losses	(11,099)	(10,128)
VIE and other finance receivables, net of allowances	$118,238	$131,292

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	September 30, 2015	December 31, 2014
	(In thousands)
VIE long-term debt (2)	$72,757	$74,973
$35.0 million pre-settlement credit facility (1)	28,461	30,423
$45.1 million long-term pre-settlement facility (2)	4,004	6,453
$2.5 million long-term facility (2)	1,291	1,640
Encumbered VIE finance receivables, net of allowances	106,513	113,489
Not encumbered	11,725	17,803
Total VIE and other finance receivables, net of allowances	$118,238	$131,292

(1) Refer to Note 11.
(2) Refer to Note 13.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for losses for VIE and other finance receivables were as follows:

	Structured Settlement and Annuity Purchasing	Lottery	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
Three Months Ended September 30, 2015
Allowance for losses:
Balance as of June 30, 2015	$(50)	$(3)	$(10,632)	$(283)	$(10,968)
Provision for loss	(21)	—	(1,190)	—	(1,211)
Charge-offs	32	—	1,057	—	1,089
Recoveries	(5)	—	(3)	(1)	(9)
Balance as of September 30, 2015	$(44)	$(3)	$(10,768)	$(284)	$(11,099)

Nine Months Ended September 30, 2015
Allowance for losses:
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)
Provision for loss	(129)	(69)	(3,970)	—	(4,168)
Charge-offs	149	69	2,991	—	3,209
Recoveries	(8)	—	(3)	(1)	(12)
Balance as of September 30, 2015	$(44)	$(3)	$(10,768)	$(284)	$(11,099)

Individually evaluated for impairment	$(44)	$(3)	$(2,212)	$—	$(2,259)
Collectively evaluated for impairment	—	—	(8,556)	(284)	(8,840)
Balance as of September 30, 2015	$(44)	$(3)	$(10,768)	$(284)	$(11,099)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,328	$54,631	$184	$—	$81,143
Collectively evaluated for impairment	—	—	36,419	676	37,095
Balance as of September 30, 2015	$26,328	$54,631	$36,603	$676	$118,238

Three Months Ended September 30, 2014
Allowance for losses:
Balance as of June 30, 2014	$(55)	$(4)	$(8,642)	$(283)	$(8,984)
Provision for loss	(6)	—	(1,049)	—	(1,055)
Charge-offs	6	—	598	—	604
Recoveries	—	—	(22)	—	(22)
Balance as of September 30, 2014	$(55)	$(4)	$(9,115)	$(283)	$(9,457)

Nine Months Ended September 30, 2014
Allowance for losses:
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$(283)	$(8,342)
Provision for loss	(14)	(8)	(3,251)	—	(3,273)
Charge-offs	110	29	2,169	—	2,308
Recoveries	(103)	(25)	(22)	—	(150)
Balance as of September 30, 2014	$(55)	$(4)	$(9,115)	$(283)	$(9,457)

Individually evaluated for impairment	$(55)	$(4)	$(2,874)	$—	$(2,933)
Collectively evaluated for impairment	—	—	(6,241)	(283)	(6,524)
Balance as of September 30, 2014	$(55)	$(4)	$(9,115)	$(283)	$(9,457)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,915	$57,842	$3,346	$—	$88,103
Collectively evaluated for impairment	—	—	43,647	1,138	44,785
Balance as of September 30, 2014	$26,915	$57,842	$46,993	$1,138	$132,888

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of September 30, 2015, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables totaling $13.4 million and $0.5 million, respectively. As of December 31, 2014, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables totaling $14.0 million and $0.6 million, respectively.

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

The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination:

Year of Origination	September 30, 2015	December 31, 2014
	(In thousands)
2009	$1,324	$2,618
2010	3,224	4,251
2011	5,932	6,938
2012	7,070	10,687
2013	7,432	11,335
2014	19,192	22,057
2015	4,594	—
Total	$48,768	$57,886

Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing $10.8 million and $0.3 million as of September 30, 2015, and $9.8 million and $0.3 million as of December 31, 2014, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
September 30, 2015
Structured settlements and annuities	$5	$4	$128	$137	$26,191	$26,328	$—
Lottery winnings	—	1	131	132	54,499	54,631	—
Total	$5	$5	$259	$269	$80,690	$80,959	$—

December 31, 2014
Structured settlements and annuities	$6	$12	$208	$226	$26,701	$26,927	$—
Lottery winnings	2	6	120	128	56,649	56,777	—
Total	$8	$18	$328	$354	$83,350	$83,704	$—

Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

8. Mortgage Loans Held For Sale, at Fair Value

Mortgage loans held for sale, at fair value were as follows:

September 30, 2015
(In thousands)
Unpaid principal balance of mortgage loans held for sale	$124,779
Fair value adjustment	5,410
Mortgage loans held for sale, at fair value	$130,189

A reconciliation of the changes in mortgage loans held for sale, at fair value is presented in the following table:

Three Months Ended September 30, 2015
(In thousands)
Acquired through Home Lending acquisition	$131,325
Mortgage loans originated, net of fees	352,641
Proceeds from sale of and principal payments on mortgage loans held for sale	(362,723)
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	8,946
As of September 30, 2015	$130,189

Included in mortgage loans held for sale, at fair value are loans repurchased out of GNMA pools where we are the named servicer. As the named servicer, the Company has the right to repurchase any individual loan in a GNMA securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of GNMA repurchased loans are repurchased solely with the intent to repool into new GNMA securitizations or to otherwise sell to third-party investors. Since the acquisition date, the Company has repurchased $3.2 million of mortgage loans from GNMA securitization pools.

The Company did not have any mortgage loans held for sale on non-accrual status as of September 30, 2015.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Loan Indemnification Reserve

Mortgage loans sold to investors by the Company and which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. The Company has established a reserve for potential losses related to these representations and warranties. In assessing the adequacy of the reserve, the Company evaluates various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as charge-offs against the reserve liability. The loan indemnification reserve is included in other liabilities on the Company’s condensed consolidated balance sheets.

The activity in the loan indemnification reserve was as follows:

Loan Indemnification Reserve
(In thousands)
Acquired through Home Lending acquisition	$3,031
Provision for loan losses	409
Write-offs	(520)
Balance as of September 30, 2015	$2,920

Due to the uncertainty in the various estimates underlying the loan indemnification reserve, there is a range of losses in excess of the recorded loan indemnification reserve that is reasonably possible. The estimate of the range of possible loss for representations and warranties does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change.

9. Mortgage Servicing Rights, at Fair Value

The activity of MSRs were as follows:

MSR
(In thousands)
Acquired through Home Lending acquisition	$27,638
Additions due to loans sold, servicing retained	1,298
Reductions due to loan payoffs and foreclosures	(631)
Fair value adjustment	(119)
Balance as of September 30, 2015	$28,186

The unpaid principal balance of mortgage loans serviced was $2.8 billion as of September 30, 2015. Conforming conventional loans serviced by the Company are sold to FNMA on a non-recourse basis, whereby foreclosure losses are generally the responsibility of FNMA, and not the Company. Similarly, the government loans serviced by the Company are secured through GNMA, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.

The key assumptions used in determining the fair value of the Company's MSRs were as follows:

September 30, 2015
Discount rates	9.5% - 14.0%
Annual prepayment speeds	8.5% - 22.0%
Cost of servicing	$65 - $90

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values are as follows:

September 30, 2015
Discount rate:
Effect on value - 100 basis points adverse change	$(1,038)
Effect on value - 200 basis points adverse change	$(2,004)
Prepayment speeds:
Effect on value - 5% adverse change	$(523)
Effect on value - 10% adverse change	$(1,048)
Cost of servicing:
Effect on value - 5% adverse change	$(193)
Effect on value - 10% adverse change	$(386)

These sensitivities are hypothetical and should be used with caution. As the table demonstrates, the Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSR fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; however, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayment due to other factors such as a borrower's diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of MSR fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

10. Term Loan Payable

The Company has a senior secured credit facility (the “Credit Facility”) that consists of a term loan (the “New Term Loan”) with an outstanding principal balance of $449.5 million as of September 30, 2015 and December 31, 2014, and a $20.0 million revolving commitment maturing in August 2017. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility. There are no principal payments due on the New Term Loan until its maturity in February 2019.

At each interest reset date, the Company has the option to elect that the New Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the New Term Loan accrues at either Libor or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of September 30, 2015, the interest rate on the New Term Loan was 7.00%. The revolving commitment has the same interest rate terms as the New Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds, to comply with a maximum total leverage ratio. As of September 30, 2015 and December 31, 2014, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities.

In addition, the Credit Facility limits, with certain exceptions, certain of the Company’s subsidiaries from paying cash dividends and making loans to the Company, the calculation of which is performed annually as of the end of each fiscal year.

Interest expense relating to the New Term Loan for the three months ended September 30, 2015 and 2014 was approximately $10.2 million and $10.1 million, respectively. Interest expense relating to the New Term Loan for the nine months ended September 30, 2015 and 2014 was approximately $30.2 million and $30.1 million, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

On July 15, 2015, the Credit Facility was amended to permit mortgage financing indebtedness in connection with the Home Lending acquisition. The Company accounted for this amendment as a debt modification. In connection with the amendment, the Company incurred $0.7 million in consent fees which will be deferred and amortized as an adjustment to interest expense over the remaining life of the modified debt. In addition, the Company paid $0.2 million in fees which were included in professional and consulting fees in the Company's unaudited condensed consolidated statement of operations.

11. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

VIE borrowings under revolving credit facilities and other similar borrowings on the condensed consolidated balance sheets consist of the following:

	Entity	September 30, 2015	December 31, 2014
		(In thousands)
$100 million variable funding note facility with interest payable monthly (6.5% as of September 30, 2015 and 9.0% as of December 31, 2014), collateralized by JGW-S III, LLC's (“JGW-S III”) structured settlement receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee (0.75% as of September 30, 2015 and 1.0% as of December 31, 2014) per annum for the undrawn balance of its line of credit.	JGW-S III	$22,247	$—

$50 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.45% as of September 30, 2015 and 3.42% as of December 31, 2014) maturing on October 2, 2016, collateralized by JGW IV, LLC's (“JGW IV”) structured settlement and annuity receivables. JGW IV is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW IV	—	6

$300 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.20% and 3.37% as of September 30, 2015 and 3.17% and 3.26% at December 31, 2014). Tranche B rate is 5.5% plus LIBOR (5.70% as of September 30, 2015, 5.67% at December 31, 2014). The facility matures on July 24, 2016 and is collateralized by JGW V, LLC's (“JGW V”) structured settlement, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	25,784	—

$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (3.09% as of September 30, 2015 and 2.92% at December 31, 2014), maturing on November 15, 2016, collateralized by JGW VII, LLC's (“JGW VII”) structured settlement, annuity and lottery receivables. JGW VII is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW VII	22,059	—

$35 million multi class credit facility with interest payable monthly as follows: Class A rate comprises the lender’s “prime rate” plus 1.00%, subject to a floor of 4.50% (4.50% as of September 30, 2015 and December 31, 2014). Class B rate comprises the Class A rate plus 1.00% (5.50% as of September 30, 2015 and December 31, 2014). The facility matures on December 31, 2015 and is collateralized by certain pre-settlement receivables. Peach One is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	12,897	19,333

Total VIE borrowings under revolving credit facilities and other similar borrowings		$82,987	$19,339

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

In June 2015, the counterparty to the $35.0 million Peach One credit facility notified the Company it would not extend the facility's revolving maturity date past December 31, 2015. As a result, the principal amount outstanding under the facility as of December 31, 2015 will convert into a "term advance" requiring minimum principal payments over the subsequent 24 months amortization period with interest payable monthly and calculated in the same manner as the original credit facility.

Interest expense, including unused fees, for the three months ended September 30, 2015 and 2014 related to VIE borrowings under revolving credit facilities and other borrowings was $2.3 million and $2.2 million, respectively. Interest expense, including unused fees, for the nine months ended September 30, 2015 and 2014 related to VIE borrowings under revolving credit facilities and other similar borrowings was $6.7 million and $6.7 million, respectively.

The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of September 30, 2015 and December 31, 2014 was 4.36% and 4.63%, respectively.

12. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

Lines of Credit

The Company had the following lines of credit with various financial institutions:

September 30, 2015
(In thousands)
$35 million warehouse line of credit maturing on November 9, 2015, with an interest rate of 3.50% as of September 30, 2015 and a non-usage fee of 0.25%.	$23,524
$60 million warehouse line of credit maturing on December 23, 2015 with an interest rate of 2.50% as of September 30, 2015 and a non-usage fee of 0.25%.(1)	41,121
$45 million warehouse line of credit maturing on September 1, 2016 with an interest rate of 2.25% as of September 30, 2015. (2)	23,717
$20 million warehouse line of credit maturing on July 6, 2016 with an interest rate of 2.50% as of September 30, 2015. (2)	—
$50 million warehouse line of credit maturing April 11, 2016 with an interest rate of 2.50% as of September 30, 2015 and a non-usage fee of 0.25%.	34,119
$6 million operating line of credit maturing July 6, 2016 with an interest rate of 5.00% as of September 30, 2015 and a non-usage fee of 0.50%.	4,013
Total other borrowings under revolving credit facilities and other similar borrowings	$126,494

(1) Under the terms of the loan agreement, the availability was automatically reduced to $50.0 million as of October 15, 2015.
(2) These facilities do not incur fees for non-usage.

Interest expense, including unused fees, for the three and nine months ended September 30, 2015 related to other borrowings under revolving credit facilities was $0.5 million. The weighted average interest rate on outstanding other borrowings under revolving credit facilities as of September 30, 2015 was 2.61%.

As of September 30, 2015, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of September 30, 2015. Additionally, as of September 30, 2015, the Company had pledged MSRs as collateral under the above operating line of credit.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

13. VIE Long-Term Debt

The VIE long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
PLMT Permanent Facility	$42,443	$44,277
Residual Term Facility	131,096	107,043
Long-Term Pre-settlement Facility	7,050	8,884
2012-A Facility	1,072	1,357
LCSS Facility (2010-C)	12,644	12,838
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$201,464	$181,558

PLMT Permanent Facility

The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The loan matures on October 30, 2040.

The debt agreement with the counterparty requires Peachtree Lottery Master Trust (“PLMT”) to hedge each lottery receivable with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value on the condensed consolidated balance sheets.

Residual Term Facility

On August 13, 2015, the Company amended its Residual Term Facility (the "Residual Term Facility") to increase the term debt by $25.0 million to $133.0 million. The amendment was treated as a debt modification. In connection with the modification, the Company paid $0.6 million in fees that were included in professional and consulting fees in the Company's unaudited condensed consolidated statement of operations. The Residual Term Facility is collateralized by the cash flows from residual interests related to certain securitizations. Interest accrues on the notes at a rate of 7.25% per annum with interest and principal payable monthly from cash flows from these collateralized residual interests. Prior to this amendment, interest accrued on the notes at a rate of 7.00% per annum. The Residual Term Facility matures on May 15, 2021.

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

Interest expense for the three months ended September 30, 2015 and 2014 related to VIE long-term debt was $4.3 million and $3.7 million, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 related to VIE long-term debt was $12.4 million and $11.2 million, respectively.

14. VIE Long-Term Debt Issued by Securitization and Permanent Financing Trusts, at Fair Value

Securitization Debt

The Company elected fair value option under ASC 825 to measure the securitization issuer debt and related finance receivables. The Company has determined that measurement of the securitization debt issued by special purpose entities ("SPEs") at fair value better correlates with the value of the finance receivables held by SPEs, which are held to provide the cash flows for the note obligations. Debt issued by SPEs is non-recourse to other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated upon consolidation. In addition, the risk to the Company’s non-SPE subsidiaries from SPE losses is limited to cash reserves and residual interest amounts.

During the nine months ended September 30, 2015, the Company completed two asset securitization transaction that were registered under Rule 144A. The following table summarizes this securitization SPE transactions:

	2015-2	2015-1
	(Bond proceeds in $ millions)
Issue date	7/28/2015	3/31/2015
Bond proceeds	$158.4	$214.0
Receivables securitized	2,489	3,422
Deal discount rate	4.18%	3.64%
Retained interest %	5.50%	5.50%
Class allocation (Moody’s)
Aaa	84.75%	85.25%
Baa2	9.75%	9.25%

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2014, the Company also completed two asset securitization transactions that were registered under Rule 144A. The following table summarizes these securitization SPE transactions:

	2014-2	2014-1
	(Bond proceeds in $ millions)
Issue date	7/23/2014	2/18/2014
Bond proceeds	$227.4	$233.9
Receivables securitized	3,744	4,128
Deal discount rate	3.95%	4.24%
Retained interest %	5.50%	6.00%
Class allocation (Moody’s)
Aaa	84.00%	85.25%
Baa2	10.50%	8.75%

The following table summarizes notes issued by securitization trusts and permanent financing trusts for which the Company elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value in the Company’s condensed consolidated balance sheets:

	Outstanding Principal as of September 30, 2015	Outstanding Principal as of December 31, 2014	Fair Value as of September 30, 2015	Fair Value as of December 31, 2014
	(In thousands)
Securitization trusts	$3,609,467	$3,462,225	$3,828,933	$3,774,902
Permanent financing VIEs	250,591	253,955	245,277	256,962
Total VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$3,860,058	$3,716,180	$4,074,210	$4,031,864

Interest expense for the three months ended September 30, 2015 and 2014 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $38.2 million and $32.9 million, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $104.6 million and $102.8 million, respectively.

15. Derivative Financial Instruments

Interest Rate Swaps

The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities. Hedge accounting has not been applied to any of the Company’s interest rate swaps.

As of September 30, 2015, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the three months ended September 30, 2015, the Company did not terminate any interest rate swaps. During the three months ended September 30, 2014, and in connection with its securitizations, the Company terminated interest rate swaps with notional values of $11.6 million. During the nine months ended September 30, 2015 and 2014, and in connection with its securitizations, the Company terminated interest rate swaps with notional values of $18.7 million and $46.5 million, respectively. The total loss on the termination of these interest rate swaps for the three months ended September 30, 2015 and 2014 was $0 and $0.1 million, respectively. The total loss on the termination of these interest rate swaps for the nine months ended September 30, 2015 and 2014, was $0.3 million and $0.6 million, respectively. These losses were recorded in loss on swap terminations, net in the Company's unaudited condensed consolidated statements of operations. The unrealized loss for these swaps for the three and nine months ended September 30, 2015 and 2014 was $0 and less than $0.1 million, respectively. These losses were recorded in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts; refer to Note 14 for more information. As of September 30, 2015, the Company had 8 outstanding swaps with a total notional amount of approximately $202.0 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of September 30, 2015, the term of these interest rate swaps range from approximately 7 to 20 years. For the three months ended September 30, 2015 and 2014, the amount of unrealized gain (loss) recognized was $(1.7) million and $3.2 million, respectively. For the nine months ended September 30, 2015 and 2014, the amount of unrealized gain recognized was $1.8 million and $3.6 million, respectively. These gains (losses) were recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC (“PSS”), a permanent financing VIE (refer to Note 14), and PLMT (Refer to Note 13).  As of September 30, 2015, the Company had 148 outstanding swaps with a total notional value of approximately $215.6 million. The Company pays fixed rates ranging from 4.80% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of September 30, 2015, the term of the interest rate swaps for PSS and PLMT range from approximately less than 1 month to approximately 19 years. For the three months ended September 30, 2015 and 2014, the amount of unrealized gain (loss) recognized was $(4.7) million and $1.3 million, respectively. For the nine months ended September 30, 2015 and 2014, the amount of unrealized loss recognized was $0.7 million and $3.5 million, respectively. These gains (losses) were included in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The notional amounts and fair values of interest rate swaps were as follows:

Entity	Securitization	Notional as of September 30, 2015	Fair Value as of September 30, 2015	Notional as of December 31, 2014	Fair Value as of December 31, 2014

		(In thousands)
321 Henderson I, LLC	2004-A A-1	$27,593	$(2,824)	$32,628	$(3,019)
321 Henderson I, LLC	2005-1 A-1	50,296	(7,099)	58,735	(7,435)
321 Henderson II, LLC	2006-1 A-1	11,748	(1,292)	15,571	(1,509)
321 Henderson II, LLC	2006-2 A-1	16,007	(2,550)	18,859	(2,718)
321 Henderson II, LLC	2006-3 A-1	17,215	(2,252)	21,361	(2,475)
321 Henderson II, LLC	2006-4 A-1	16,242	(1,768)	19,719	(2,056)
321 Henderson II, LLC	2007-1 A-2	28,175	(5,478)	32,994	(5,624)
321 Henderson II, LLC	2007-2 A-3	34,746	(8,801)	37,592	(8,966)
PSS	—	165,571	(32,841)	176,943	(31,807)
PLMT	—	50,041	(9,782)	52,907	(10,097)
Total		$417,634	$(74,687)	$467,309	$(75,706)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest Rate Lock Commitments and Forward Sale Commitments

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected in the condensed consolidated balance sheets at fair value with changes in fair value recognized in the realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs in the unaudited condensed consolidated statements of operations. The fair value of the IRLCs are measured based on the value of the underlying mortgage loan, quoted GSE MBS prices, estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees.

The Company manages the interest rate price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative loan instruments such as forward loan sales commitments and mandatory delivery commitments. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the derivative loan commitments and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) and mortgage loans held for sale it wants to economically hedge.

The notional amounts and fair values associated with IRLCs and Forward Sale Commitments were as follows:

	September 30, 2015
	Fair Value	Notional Amount
	(In thousands)
Derivative Assets:
IRLCs	$7,822	$309,434
Total	$7,822	$309,434

Derivative Liabilities:
Forward sale commitments and mandatory sale commitments	$1,929	$280,903
Total	$1,929	$280,903

The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties in derivative financial instruments that the Company uses in its interest rate risk management activities. The Company manages this credit risk by selecting only counterparties that the Company believes to be financially strong, spreading the risk among multiple counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with counterparties, as appropriate.

16. Income Taxes

The Corporation is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of JGW LLC’s pre-tax income. JGW LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is generally not subject to income taxes. As a result, the Company’s unaudited condensed consolidated financial statements do not reflect a provision or benefit for income taxes on the pre-tax income or loss attributable to the non-controlling interests in JGW LLC.

The Company’s overall effective tax rate was 12.2% for the nine months ended September 30, 2015, as compared to an overall effective rate of 19.0% for the nine months ended September 30, 2014. The effective tax rate for the Corporation for the nine months ended September 30, 2015 and 2014 was 25.0% and 44.8%, respectively. The effective tax rate for JGW LLC for the nine months ended September 30, 2015 and 2014 was (1.7)% and 0.9%, respectively.

The change in the Company's and the Corporation's effective tax rates was primarily the result of the following: (i) the Company reported a $102.1 million pre-tax loss for the nine months ended September 30, 2015 compared to $85.1 million in pre-tax income for the nine months ended September 30, 2014; (ii) the impact of permanent differences between book and taxable income, including a $29.9 million impairment charge on an intangible asset recorded during the three months ended September

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

30, 2015; and (iii) a greater share of the Company’s pre-tax book income/(loss) is attributable to separate subsidiary entities that are taxed as corporations, of which most record a full valuation allowance. The variance in effective tax rates between the two legal entities exists because JGW LLC is treated as a “flow-through” entity for income tax purposes and therefore is generally not subject to income taxes.

17. Stockholders’ Equity

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

As of September 30, 2015, there were 15,972,555 shares of Class A common stock issued and 15,430,483 shares outstanding. Additionally, there were 8,997,232 shares of Class B common stock issued and outstanding, respectively, as of September 30, 2015.

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

During the nine months ended September 30, 2015, the Company repurchased 1,087,312 shares of Class A common stock under the Stock Repurchase Program for an aggregate purchase price of $10.5 million, or $9.69 per share. The repurchased shares are classified as treasury stock at cost on the Company’s condensed consolidated balance sheets.

Since the inception of the Stock Repurchase Program, the Company has repurchased 1,546,017 shares of Class A common stock for an aggregate purchase price of $15.0 million. On July 31, 2015, the Company issued 1,572,327 shares of Treasury stock as partial consideration for the Home Lending acquisition. Refer to Note 3.

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

Preferred Stock

The Company’s certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of September 30, 2015.

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

JGW LLC Operating Agreement

Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the nine months ended September 30, 2015 and 2014, 947,098 and 3,123,517 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 947,098 and 3,123,517 shares of the Class A common stock pursuant to the operating agreement, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requires entities to report, either on the face of the income statement or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. During the nine months ended September 30, 2014, the Company recorded reclassifications out of accumulated other comprehensive income that are included in the table below. There were no such reclassifications made during the nine months ended September 30, 2015.

Period	Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the unaudited condensed consolidated statement of operations
		(In thousands)
Three and Nine Months Ended September 30, 2014	Unrealized gains and losses on available-for-sale securities	$2,098	Realized gain on notes receivable, at fair value

18.  Non-Controlling Interests

The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders; refer to Note 1 for more information. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total

Balance as of December 31, 2014	14,420,392	14,324,373	28,744,765
Common interests acquired by The J.G. Wentworth Company as a result of the issuance of restricted common stock	4,310	—	4,310
Common interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock.	947,098	(947,098)	—
Common interests repurchased as a result of Class A common stock repurchased	(1,513,644)	—	(1,513,644)
Common interests re-issued as a result of the Home Lending Acquisition	1,572,327	—	1,572,327
Common interests forfeited	—	(19,420)	(19,420)
Balance as of September 30, 2015	15,430,483	13,357,855	28,788,338

The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.

19. Commitments and Contingencies

Arrangements

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gave the counterparty a borrowing base to draw on from the Company

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

for the purchase of LCSS assets. As of September 30, 2015 and December 31, 2014, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $10.1 million and $9.7 million, respectively, and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s condensed consolidated balance sheets.

The Arrangement also has put options, which expire on December 30, 2019 and 2020, that gives the counterparty the option to sell purchased LCSS assets back to the Company. The put options, if exercised by the counterparty, require the Company to purchase LCSS assets at a target internal rate of return (“IRR”) of 3.5% above the original target IRR paid by the counterparty.

Tax Receivable Agreement

Common Interestholders may exchange their Common Interests for shares of Class A common stock or, in the case of PGHI Corp., shares of Class C common stock, on a one-for-one basis or, in each case, at the option of JGW LLC, cash. For income tax purposes, such exchanges are treated as sales of Common Interests in JGW LLC to the Corporation. JGW LLC made an election under Section 754 of the Internal Revenue Code of 1986 in connection with the filing of its 2014 federal income tax return which, upon each exchange, effectively treats the Corporation as having purchased an undivided interest in each of the assets owned by JGW LLC. As such, each exchange may result in increases (or decreases) in the Corporation’s tax basis in the tangible and intangible assets of JGW LLC that otherwise would not have been available. Any such increases (decreases) in tax basis are, in turn, anticipated to create incremental tax deductions (income) that would reduce (increase) the amount of income tax the Corporation would otherwise be required to pay in the future.

In connection with the IPO, the Corporation entered into a tax receivable agreement ("TRA") with Common Interestholders who held in excess of approximately 1% of the Common Interests outstanding immediately prior to the IPO. The TRA requires the Company to pay those Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in any tax year from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests for shares of Class A or Class C common stock (or cash). The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to the Corporation for operations and to make future distributions to holders of Class A common stock.

For purposes of TRA, cash savings in income tax will be computed by comparing the Corporation’s actual income tax liability for a covered tax year to the amount of such taxes that the Corporation would have been required to pay for such covered tax year had there been no increase to the Corporation’s share of the tax basis of the tangible and intangible assets of JGW LLC as a result of such sale and any such exchanges and had the Corporation not entered into the TRA. The TRA continues until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the TRA upon a change of control for an amount based on the remaining payments expected to be made under the TRA.

The exchange of Common Interests for shares of Class A common stock in 2014 resulted in a $207.0 million increase in the Corporation’s share of the tax basis of JGW LLC’s assets, which created current and future income tax deductions for the Corporation. The increase in tax basis, however, did not result in an income tax cash savings for the year ended December 31, 2014, because the Corporation would not have been a tax payer in the absence of such tax basis increase. Consequently, there is no liability associated with the 2014 exchanges pursuant to the TRA.

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

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change, and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $309.4 million as of September 30, 2015.

20. Share-Based Compensation

Under the Company’s 2013 Omnibus Incentive Plan (the “Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of September 30, 2015, 1.2 million shares of unissued Class A common stock were available for granting under this plan.

As of September 30, 2015, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees and restricted stock shares to independent directors under the Plan. The Company recognizes compensation cost net of a forfeiture rate in compensation and benefits expense in the unaudited condensed consolidated statement of operations for only those awards expected to vest. The Company estimates the forfeiture rate based on its expectations about future forfeitures.

Stock Options

Options were granted to purchase Class A common stock at exercise prices equal to the fair value on the date of grant, have a contractual term of ten years, and vest generally in equal annual installments over a five year period following the date of grant, subject to the holder's continued employment with the Company through the applicable vesting date.

The fair value of stock options awarded was estimated using the Black-Scholes valuation model with the following assumptions and weighted average fair values:

Nine Months Ended September 30, 2015
Weighted average fair value of grant	$4.80
Risk-free interest rate	1.63%
Expected volatility	47.1%
Expected life of options in years	6.5
Expected dividend yield	—

The Company recognizes share-based compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the nine months ended September 30, 2015 and 2014, the Company recognized $1.0 million and $0.4 million of share-based compensation expense in connection with the stock options issued under the Plan, respectively.

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2014	1,376,932	$11.44	9.44	$0.1
Granted	256,000	9.98
Exercised	—	—
Forfeited	(109,317)	11.01
Expired	(6,857)	13.34
Outstanding as of September 30, 2015	1,516,758	$11.22	8.84	$—
Outstanding, vested and expected to vest as of September 30, 2015	1,462,246	11.23	8.84	$—
Vested as of September 30, 2015	252,714	11.47	8.70	$—

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on September 30, 2015. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. As of September 30, 2015, $5.9 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 3.9 years.

Performance-Based Restricted Stock Units

A summary of performance-based restricted stock units for the nine months ended September 30, 2015 is as follows:

	Performance- Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2014	130,250	$10.60
Granted	127,500	9.98
Vested	—	—
Forfeited	(43,000)	10.20
Outstanding as of September 30, 2015	214,750	$10.31
Outstanding and expected to vest as of September 30, 2015	119,228	9.98

Each performance-based unit will vest into 0 to 1.5 shares of Class A common stock depending to the degree to which the performance goals are met. Compensation expense resulting from these awards is: (i) recognized ratably from the date of the grant until the date the restrictions lapse; (ii) based on the trading price of the Class A common stock on the date of grant; and (iii) based on the probability of achievement of the specific performance-based goals. During the nine months ended September 30, 2015 and 2014, the Company recognized $(0.1) million and $0.2 million, respectively, of share-based compensation expense in connection with these performance-based units. The negative expense recognized during the nine months ended September 30, 2015 was due to management concluding in the third quarter of 2015 that it was no longer probable that the performance goals associated with performance-based units granted in 2014 would vest. Consequently the Company reversed the expense previously recognized in connection with the 87,750 units granted in 2014 and outstanding as of September 30, 2015.

The aggregate grant-date fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2015 was $1.3 million. As of September 30, 2015, there was $1.5 million of total unrecognized compensation cost relating to outstanding performance-based units that is expected to be recognized over a weighted average period of 1.9 years. None of the performance-based restricted stock units were vested as of September 30, 2015.

Unvested Restricted Common Interests in JGW LLC

The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the nine months ended September 30, 2015:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2014	157,112	$9.86
Vested in period	(57,944)	8.99
Forfeited	(19,420)	2.60
Outstanding as of September 30, 2015	79,748	12.29
Outstanding and expected to vest as of September 30, 2015	79,302	12.28

As of September 30, 2015, there was $0.9 million of unrecognized compensation cost related to outstanding unvested Restricted Common Interests that is expected to be recognized over a weighted average period of 2.6 years. Total share-based

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

compensation expense recognized for the nine months ended September 30, 2015 and 2014 related to the Restricted Common Interests was $0.4 million and $1.0 million, respectively.

21. Earnings Per Share

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

In connection with the IPO, Class C profit interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock; refer to Note 17 for more information. For the three and nine months ended September 30, 2015 and 2014, these warrants were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method.

During the nine months ended September 30, 2015 and 2014, 1,461,407 and 602,596 weighted-average stock options outstanding, respectively, were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method. During the nine months ended September 30, 2015 and 2014, 183,069 and 72,352 weighted-average performance-based restricted stock units were antidilutive under the treasury stock method.

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

In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net income (loss) attributable to holders of Class A common stock would increase due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, for the nine months ended September 30, 2015 and 2014, 13,745,165 and 16,318,829 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and 124,341 and 707,028 weighted average unvested Restricted Common Interests outstanding, respectively, were antidilutive and excluded from the computation of diluted earnings (loss) per common share.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Numerator:
Numerator for basic EPS- Net (loss) income attributable to holders of The J.G. Wentworth Company Class A common stock	$(26,697)	$4,092	$(40,338)	$19,382
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Numerator for diluted EPS- Net (loss) income attributable to holders of The J.G. Wentworth Company Class A common stock	$(26,697)	$4,092	$(40,338)	$19,382
Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	14,918,415	13,095,194	14,437,117	12,438,143
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—
Restricted common stock and performance-based restricted stock units	—	3,801	—	2,184
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Dilutive potential common shares	—	3,801	—	2,184
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	14,918,415	13,098,995	14,437,117	12,440,327

Basic (loss) income per share of Class A common stock	$(1.79)	$0.31	$(2.79)	$1.56
Diluted (loss) income per share of Class A common stock	$(1.79)	$0.31	$(2.79)	$1.56

22. Business Segments

The Company's business segments are determined based on products and services offered, as well as the nature of the related business activities and they reflect the manner in which financial information is currently evaluated by management. The Company has identified the following two reportable segments: (i) Structured Settlement and Annuity Purchasing and (ii) Home Lending. Refer to Note 1.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company's Chief Operating Decision Maker evaluates our reportable segments using two metrics for purposes of making decisions about allocating resources to the segments of the Company and assessing their performance. The Company uses both GAAP and Adjusted Net Income (“ANI”) as measures of results from operations, which the Company defines as its net income (loss) under GAAP before non-cash compensation expenses, certain other expenses, provision for or benefit from income taxes and for the Structured Settlement and Annuity Purchasing segment, the amounts related to the consolidation of the securitization and permanent financing trusts the Company uses to finance its business. The Company uses ANI to measure its segments performance because it believes it represents the best measure of its core operating performance, as the operations of these variable interest entities do not impact business performance. In addition, the add-backs described above are consistent with adjustments permitted under the Company's New Term Loan agreement.

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, prior period information is reclassified whenever practicable.

Selected financial data for each reportable segment of the Company was as follows:

	Structured Settlement and Annuity Purchasing	Home Lending	Consolidated
	(In thousands)
Three Months Ended September 30, 2015:
Total revenues	$51,775	$11,747	$63,522
Net (loss) income before income taxes	(66,829)	1,950	(64,879)
Total assets	5,128,902	250,264	5,379,166

Three Months Ended September 30, 2014:
Total revenues	107,024	—	107,024
Net income before income taxes	14,865	—	14,865
Total assets	4,971,572	—	4,971,572

	Structured Settlement and Annuity Purchasing	Home Lending	Consolidated
	(In thousands)
Nine Months Ended September 30, 2015:
Total revenues	$199,970	$11,747	$211,717
Net (loss) income before income taxes	(104,092)	1,950	(102,142)
Total assets	5,128,902	250,264	5,379,166

Nine Months Ended September 30, 2014:
Total revenues	367,102	—	367,102
Net income before income taxes	85,099	—	85,099
Total assets	4,971,572	—	4,971,572

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

Summary

We are a leading diversified consumer financial services company focused on providing direct-to-consumer access to financing needs through a variety of solutions including structured settlement payment purchasing, mortgage lending and refinancing, personal and business lending, and prepaid cards. We currently operate our business through two distinct business segments: (i) Structured Settlement and Annuity Purchasing, which includes our corporate activities and personal and business lending and prepaid card solutions and (ii) Home Lending as described in more detail below in the respective Overview sections.

We are continuing to develop strategies to leverage our brands, direct marketing capabilities, operational and underwriting capabilities to enter into new lines of business that are logical extensions to our businesses. We intend to continue to focus on building our information, data and analytics capabilities, which we believe will strengthen our businesses and provide a foundation for expanding into additional products and services. We will pursue this expansion through internal growth, strategic partnerships and acquisitions.

Consolidated Financial Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
			2015 vs. 2014				2015 vs. 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Total Revenues	$63,522	$107,024	$(43,502)	(40.6)%	$211,717	$367,102	$(155,385)	(42.3)%
Total Expenses	$128,401	$92,159	$36,242	39.3%	$313,859	$282,003	$31,856	11.3%
(Loss) income before income taxes	$(64,879)	$14,865	$(79,744)	(536.5)%	$(102,142)	$85,099	$(187,241)	(220.0)%
(Benefit) provision for income taxes	$(7,252)	$2,176	$(9,428)	(433.3)%	$(12,422)	$16,169	$(28,591)	(176.8)%
Net (loss) income	$(57,627)	$12,689	$(70,316)	(554.1)%	$(89,720)	$68,930	$(158,650)	(230.2)%
Less net (loss) income attributable to non-controlling interests	$(30,930)	$8,597	$(39,527)	(459.8)%	$(49,382)	$49,548	$(98,930)	(199.7)%
Net (loss) income attributable to The J.G. Wentworth Company	$(26,697)	$4,092	$(30,789)	(752.4)%	$(40,338)	$19,382	$(59,720)	(308.1)%

Total TRB Purchases	$240,413	$263,296	$(22,883)	(8.7)%	$764,109	$811,583	$(47,474)	(5.8)%

For the Three Months Ended September 30, 2015

For the three months ended September 30, 2015, the change in our (loss) income before income taxes when compared to the comparable quarter in 2014, was due to a $81.7 million decline in pre-tax income from our Structured Settlement and Annuity Purchasing segment that was partially offset by $2.0 million in pre-tax income generated by our Home Lending segment acquired on July 31, 2015. The $81.7 million decline in our Structured Settlement and Annuity Purchasing segment's income pre-tax income was primarily due to: (i) a $56.2 million decrease in unrealized gains on VIE and other finance receivables, long term debt and derivatives that resulted from a decrease in spread margin and TRB purchases from the prior year; and (ii) a $29.9 million impairment charge recorded in the current period to reduce a trade name intangible asset acquired in connection with a prior acquisition to its fair value.

We recorded a consolidated income tax benefit during the three months ended September 30, 2015 of $7.3 million compared to a provision for income taxes of $2.2 million for the three months ended September 30, 2014. The Company’s overall effective tax rate was 11.2% for the three months ended September 30, 2015, as compared to an overall effective rate of 14.6% for the three months ended September 30, 2014.

The net (loss) income attributable to non-controlling interests represents the portion of earnings or loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. Net loss attributable to non-controlling interests for the three months ended September 30, 2015 of $30.9 million represents the non-controlling interests' 47.3% weighted average economic interest in JGW LLC's net loss for the three months ended September 30, 2015. Net income attributable to non-controlling interests for the three months ended September 30, 2014 of $8.6 million represents the non-controlling interests' 55.3% weighted average economic interest in JGW LLC's net income for the three months ended September 30, 2014.

For the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2015, the change in our (loss) income before income taxes, when compared to the comparable period in 2014, was due to a $189.2 million decline in pre-tax income from our Structured Settlement and Annuity Purchasing segment that was partially offset by $2.0 million in pre-tax income generated by our Home Lending segment. The $189.2 million decline in our Structured Settlement and Annuity Purchasing segment's pre-tax income was primarily due to: (i) a $158.8 million decrease in unrealized gains on VIE and other finance receivables, long term debt and derivatives that resulted from a decrease in spread margin and TRB purchases from the comparable period in the prior year; and (ii) a $29.9 million impairment charge recorded in the current period to reduce a trade name intangible asset acquired in connection with a prior acquisition to its fair value.

We recorded a consolidated income tax benefit during the nine months ended September 30, 2015 of $12.4 million compared to a provision for income taxes of $16.2 million for the nine months ended September 30, 2014. The Company’s overall effective tax rate was 12.2% for the nine months ended September 30, 2015, as compared to an overall effective rate of 19.0% for the nine months ended September 30, 2014.

The net (loss) income attributable to non-controlling interests represents the portion of earnings or loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. Net loss attributable to non-controlling interests for the nine months ended September 30, 2015 of $49.4 million represents the non-controlling interests' 49.0% weighted average economic interest in JGW LLC's net loss for the nine months ended September 30, 2015. Net income attributable to non-controlling interests for the nine months ended September 30, 2014 of $49.6 million represents the non-controlling interests' 57.8% weighted average economic interest in JGW LLC's net income for the nine months ended September 30, 2014.

Structured Settlement and Annuity Purchasing

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

Structured settlements are financial tools used by insurance companies to settle claims on behalf of their customers. They are contractual arrangements under which an insurance company agrees to make periodic payments to an individual as compensation for a claim typically arising out of a personal injury. The structured settlement payments we purchase have average lives of more than ten years and cannot be prepaid.

We operate two leading and highly recognizable brands, J.G. Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or potential pre-settlement customers. Since 1995 and through September 2015, we have invested approximately $737.2 million in marketing to establish our brand names and increase customer awareness through multiple media outlets.

We serve the liquidity needs of structured settlement payment holders by providing our customers with cash in exchange for a certain number of fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. Since 1995, we have purchased over $11.4 billion of undiscounted structured settlement payment streams and have completed 42 asset-backed securitizations totaling over $5.8 billion in aggregate note issuance volume. The Company refers to undiscounted total receivable balances as “TRB.” TRB purchases for the three months ended September 30, 2015 and 2014 were $240.4 million and $263.3 million, respectively. TRB purchases for the nine months ended September 30, 2015 and 2014 were $763.4 million and $811.6 million, respectively.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market at financing rates that are below our cost to purchase the payment streams. We initially fund our purchase of structured settlement payments and annuities with available cash and cash equivalents or through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750.0 million as of September 30, 2015. We intend to undertake a sale or securitization of these assets multiple times per year, subject to our discretion, in transactions that generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment steams using a combination of other committed financing sources and our operating cash flows.

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

Regulatory Developments

We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business as set forth more fully under “Part 1, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Quarterly Reports on Form 10-Q, subject to the updates summarized below.

Federal Tax Relief Act
In July 2015, the Department of the Treasury, as part of its continuing effort to reduce paperwork and respondent burden, invited the general public and other federal agencies to comment on proposed and/or continuing information collection procedures with respect to the excise tax on structured settlement factoring transactions. We expect new policies and procedures related to the collection and reporting of this excise tax to be issued in the coming months, but do not expect them to have a material adverse impact on the results of our operations.

Transfer Statutes

Many state courts have differing views as to whether the relevant state court or bankruptcy court must issue the final court order approving the sale of periodic payments to a purchaser where certain of the assets proposed for sale are subject to bankruptcy proceedings. In a recent Illinois ruling, the state court found no conflict between the Illinois state structured settlement proceedings ("SSPA") and the Bankruptcy Code that would necessitate pre-emption of the Bankruptcy Code over the SSPA. In New Jersey, however, a state court refused to hear a trustee’s petition for approval of a sale on the grounds that the sale involved property subject to bankruptcy proceedings and that such proceedings were beyond the jurisdiction of the state court. As such, we will continue to monitor developments in this arena as they may arise.

Results of Operations

Our statement of operations for our Structured Settlement and Annuity Purchasing segment is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			2015 vs. 2014				2015 vs. 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$49,794	$44,644	$5,150	11.5%	$139,754	$139,104	$650	0.5%
Unrealized gains on VIE and other finance receivables, long-term debt and derivatives	7,556	63,731	(56,175)	(88.1)%	62,559	221,359	(158,800)	(71.7)%
Loss on swap terminations, net	—	(54)	54	(100.0)%	(275)	(628)	353	(56.2)%
Servicing, broker, and other fees, net of direct costs	1,299	1,049	250	23.8%	3,309	3,221	88	2.7%
Realized and unrealized (losses) gains on marketable securities, net	(6,871)	(2,615)	(4,256)	162.8%	(5,957)	1,741	(7,698)	(442.2)%
Realized gain on notes receivable, at fair value	—	—	—	—%	—	2,098	(2,098)	(100.0)%
Gain on extinguishment of debt	—	270	(270)	(100.0)%	593	270	323	119.6%
Other	(3)	(1)	(2)	—%	(13)	(63)	50	(79.4)%
Total Revenues	$51,775	$107,024	$(55,249)	(51.6)%	$199,970	$367,102	$(167,132)	(45.5)%

EXPENSES
Advertising	$15,017	$18,416	$(3,399)	(18.5)%	$47,799	$52,341	$(4,542)	(8.7)%
Interest expense	55,072	48,813	6,259	12.8%	153,975	150,743	3,232	2.1%
Compensation and benefits	8,692	11,096	(2,404)	(21.7)%	30,908	30,865	43	0.1%
General and administrative	4,328	4,858	(530)	(10.9)%	13,700	13,941	(241)	(1.7)%
Professional and consulting	6,191	4,520	1,671	37.0%	15,490	13,482	2,008	14.9%
Debt issuance	2,220	2,936	(716)	(24.4)%	5,092	5,956	(864)	(14.5)%
Securitization debt maintenance	1,463	1,551	(88)	(5.7)%	4,453	4,672	(219)	(4.7)%
Provision for losses	1,211	1,055	156	14.8%	4,168	3,273	895	27.3%
Depreciation and amortization	922	961	(39)	(4.1)%	2,917	3,163	(246)	(7.8)%
Impairment charges	29,860	—	29,860	—%	29,860	—	29,860	—%
Installment obligations (income) expense, net	(6,372)	(2,047)	(4,325)	211.3%	(4,300)	3,567	(7,867)	(220.5)%
Total Expenses	$118,604	$92,159	$26,445	28.7%	$304,062	$282,003	$22,059	7.8%
(Loss) income before income taxes	$(66,829)	$14,865	$(81,694)	(549.6)%	$(104,092)	$85,099	$(189,191)	(222.3)%
TRB Purchases:
Securitized Product	$211,876	$228,915	$(17,039)	(7.4)%	$678,502	$704,966	$(26,464)	(3.8)%
Life Contingent	28,537	28,471	66	0.2%	74,843	86,483	(11,640)	(13.5)%
Pre-settlement Fundings	—	5,910	(5,910)	(100.0)%	10,764	20,134	(9,370)	(46.5)%
Total TRB purchases	$240,413	$263,296	$(22,883)	(8.7)%	$764,109	$811,583	$(47,474)	(5.8)%

For the Three Months Ended September 30, 2015

Total revenues for the three months ended September 30, 2015 were $51.8 million, a decrease of $55.2 million from $107.0 million for the three months ended September 30, 2014. The decrease was primarily due to a $56.2 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, a $4.3 million change in realized and unrealized losses on marketable securities, net, partially offset by a $5.2 million increase in interest income.

Interest income for the three months ended September 30, 2015 was $49.8 million, an increase of $5.2 million from $44.6 million for the three months ended September 30, 2014, primarily due to an increase in the fair value discount rates used to calculate interest income on our securitized finance receivables and an increase in our securitized finance receivable balance.

Unrealized gains on VIE and other finance receivables, long-term debt and derivatives for the three months ended September 30, 2015 was $7.6 million, a decrease of $56.2 million from $63.7 million for the three months ended September 30, 2014. The decrease was attributable to a $47.5 million decrease in unrealized gains on securitized finance receivables, debt and related derivatives, including our residual interest in securitized finance receivables, and a $8.7 million decrease in unrealized gains on unsecuritized finance receivables.

	Three Months Ended September 30,
			2015 vs. 2014
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Unrealized gains (losses) on securitized finance receivables, debt and related derivatives	$(35,045)	$12,461	$(47,506)	(381.2)%
Unrealized gain on unsecuritized finance receivables	42,601	51,270	(8,669)	(16.9)%
Total	$7,556	$63,731	$(56,175)	(88.1)%

The $47.5 million change in unrealized gains (losses) on securitized finance receivables, debt and related derivatives was primarily the result of an unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the third quarter in 2015, compared to a favorable movement in the associated fair value interest rate during the third quarter in 2014. Specifically, the discount rate used to fair value our residual interests increased from 6.8% as of June 30, 2015 to 8.0% as of September 30, 2015 as result of the widening of spreads in the asset-backed-securities market during the third quarter of 2015. The discount rate used to fair value our residual interests during the same three-month period in 2014 decreased from 6.6% as of June 30, 2014 to 6.4% as of September 30, 2014.

Unrealized gains on unsecuritized finance receivables in the third quarter of 2015 decreased $8.7 million from the third quarter of 2014. A number of factors can cause fluctuations in our unrealized gains on unsecuritized finance receivables, including changes in: (i) the amount, mix (i.e., guaranteed versus life contingent structured settlements) and weighted average life of our TRB purchases; (ii) the fair value discount rate used to value the associated assets resulting from changes in interest rates and spreads in the asset-backed securities market; and (iii) the discount rate applied to the future cash flows when we purchase a structured settlement, annuity or lottery transaction from a customer (“purchase yield”).

One of the key metrics we use to monitor the performance of our business is spread margin. Spread margin is the result obtained by dividing the unrealized gain on unsecuritized finance receivables by the securitized product and life contingent TRB purchases for the period, and can be used to quantify the impact on revenue for changes in: (i) TRB purchases and (ii) spread margin (reflecting the combined effect of changes in fair value discount rates and purchase yields). Approximately $5.3 million of the decrease was the result of a 220 basis point decline in our spread margin. The decrease in our spread margin from the prior year was attributable to an unfavorable movement in the fair value interest rate used to value these assets during the respective periods coupled with a decrease in the purchase yield on TRB purchases as compared to the prior year. A decrease in our purchase yield in isolation results in an increase in the purchase price of a structured settlement, annuity or lottery transaction which results in a reduced unrealized gain on unsecuritized finance receivables. We began adjusting in the second quarter the purchase yields on our TRB purchases and, as a result of these actions, the weighted average purchase yield on structured settlement and annuity purchases for the third quarter in 2015 increased from the equivalent purchase yield for the second quarter in 2015. However, our weighted average purchase yield in the third quarter of 2015 was still less than the equivalent purchase yield during the third quarter of 2014. The remaining $3.4 million of the decrease in unrealized gains on unsecuritized finance receivables was the result of a $17.0 million decrease, or 6.6%, in securitized product and life contingent TRB purchases, from $257.4 million for the third quarter in 2014 to $240.4 million for the third quarter in 2015.

Realized and unrealized losses on marketable securities, net, for the three months ended September 30, 2015 was $6.9 million, an increase of $4.3 million from $2.6 million for the three months ended September 30, 2014, due to an increase in investment losses on marketable securities. The increase was primarily offset by a corresponding increase in installment obligations income, net. These amounts relate to the marketable securities and installment obligations payable on our unaudited condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains (losses) on marketable securities do not impact our net income (loss).

Total expenses for the three months ended September 30, 2015 were $118.6 million, an increase of $26.4 million, or 28.7%, from $92.2 million for the three months ended September 30, 2014 due to the $29.9 million impairment charge recorded during the period on a trade name intangible asset recorded in connection with a prior year acquisition discussed below.

Advertising expense for the three months ended September 30, 2015 was $15.0 million, a decrease of $3.4 million from $18.4 million for the three months ended September 30, 2014, primarily due to a decrease in our television spend partially offset by an increase in our internet spend initiatives. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.

Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and the term loan, for the three months ended September 30, 2015 was $55.1 million, an increase of $6.3 million from $48.8 million for the three months ended September 30, 2014. The increase was primarily attributable by the increase in expense associated with our securitization debt that resulted from an increase in the fair value discount rate used to calculate interest expense, and an increase in the average outstanding balance of our securitized debt.

Compensation and benefits expense for the three months ended September 30, 2015 was $8.7 million, a decrease of $2.4 million from $11.1 million for the three months ended September 30, 2014, principally due to a $0.7 million reduction in incentive compensation expense and a $1.7 million reduction in severance expense. During the three months ended September 30, 2014, we recorded $1.8 million in severance expense that was primarily related to our former Chief Executive Officer.

Professional and consulting fees for the three months ended September 30, 2015 were $6.2 million, an increase of $1.7 million from $4.5 million for the three months ended September 30, 2014, primarily due to $1.7 million in third-party fees incurred in connection with the acquisition of Home Lending and $0.6 million in syndication and legal fees incurred in connection with the refinancing of the Residual Term Facility agreement in August 2015, partially offset by decreases in litigation-related and other various professional service fees.

During the third quarter of 2015, we re-evaluated our projections for our Structured Settlement and Annuity Purchasing segment based on lower than anticipated results, a significant decline in the stock price of our Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, we determined these events constituted a triggering event requiring the Company to test the indefinite-lived trade name acquired in connection with the 2011 acquisition of OAC for potential impairment. As a result of this analysis, we determined the trade name within the reporting unit was impaired and recorded an impairment charge of $29.9 million in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2015. While we believe our assumptions used in the determination of the asset's fair value are reasonable and will continuously evaluate for impairment indicators, there can be no assurance that our estimates and assumptions made for purposes of our trade name impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the trade name, an increase in discount rates, and/or a decrease in our projected growth rates used in the discounted cash flow model could result in future impairment charges.

We incurred a loss before income taxes for the three months ended September 30, 2015 of $66.8 million, a change of $81.7 million from income before income taxes of $14.9 million for the three months ended September 30, 2014. The $81.7 million change was primarily due to: (i) a $56.2 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives that primarily resulted from an unfavorable movement in fair value interest rates used to value our residual interest cash flows and unsecuritized finance receivables in the current year compared to a favorable movement in the prior year; and (ii) the recognition of a $29.9 million impairment charge on a trade name intangible asset.

For the Nine Months Ended September 30, 2015

Total revenues for the nine months ended September 30, 2015 were $200.0 million, a decrease of $167.1 million from $367.1 million for the nine months ended September 30, 2014. The decrease was primarily due to a $158.8 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives, a $7.7 million decrease in realized and unrealized gains on marketable securities, net, and a $2.1 million decrease in realized gain on notes receivable, at fair value.

Unrealized gains on VIE and other finance receivables, long-term debt and derivatives for the nine months ended September 30, 2015 was $62.6 million, a decrease of $158.8 million from $221.4 million for the nine months ended September 30, 2014. The decrease was driven by a $126.9 million decrease in unrealized gains on securitized finance receivables, debt and related derivatives, including our residual interest in securitized finance receivables, and a $31.9 million decrease in unrealized gains on unsecuritized finance receivables.

	Nine Months Ended September 30,
			2015 vs. 2014
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Unrealized gains (losses) on securitized finance receivables, debt and related derivatives	$(67,236)	$59,702	$(126,938)	(212.6)%
Unrealized gain on unsecuritized finance receivables	129,795	161,657	(31,862)	(19.7)%
Total	$62,559	$221,359	$(158,800)	(71.7)%

The $126.9 million change in unrealized gains (losses) on securitized finance receivables, debt and related derivatives was primarily the result of an unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the nine months ended September 30, 2015, compared to a favorable movement in the associated fair value interest rate used during the nine months ended September 30, 2014. Specifically, the discount rate used to fair value our residual interests increased from 6.0% as of December 31, 2014 to 8.0% as of September 30, 2015 as result of the widening of spreads in the asset-backed-securities market during the nine-months ended September 30, 2015. The discount rate used to fair value our residual interests during the same nine-month period in 2014 decreased from 7.9% as of December 31, 2013 to 6.4% as of September 30, 2014.

Unrealized gains on unsecuritized finance receivables decreased by $31.9 million. Approximately $23.9 million of the decrease was the result of a decline in our spread margin that was attributable to an unfavorable movement in the fair value interest rate used to value these assets during the respective periods coupled with a decrease in the purchase yield on TRB purchases compared to the prior year. We began adjusting in the second quarter of 2015 the purchase yields on our TRB purchases and, as a result, began to see an increase in the weighted average purchase yield on structured settlement and annuity purchases during the third quarter of 2015 compared to the second quarter of 2015. However, despite these actions, our weighted average purchase yield on structured settlement and annuity purchases during the nine months ended September 30, 2015 were still less than the comparable 2014 period. Additionally, $7.9 million of the decrease in unrealized gains on unsecuritized finance receivables was the result of a $38.8 million decline, or 4.9%, in securitized product and life contingent TRB purchases, from $791.4 million for the nine months ended September 30, 2014 to $752.7 million for the nine months ended September 30, 2015.

Realized and unrealized losses on marketable securities, net, for the nine months ended September 30, 2015 was $6.0 million, a decrease of $7.7 million from realized and unrealized gains on marketable securities, net of $1.7 million for the nine months ended September 30, 2014, due to lower investment returns on marketable securities. The decrease was primarily offset by a corresponding decrease in installment obligations (income) expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income (loss).

The $2.1 million decrease in realized gains on notes receivable, at fair value resulted from the repayment of a note receivable during the nine months ended September 30, 2014.

The $0.6 million gain on extinguishment of debt during the nine months ended September 30, 2015 resulted from the early repayment of the 2004-A securitization debt. The associated finance receivables were included in the 2015-1 securitization. The $0.3 million gain on debt extinguishment recorded during the nine-months ended September 30, 2014 resulted from the early repayment of the PeachTree 2002-A securitization debt in September 2014.

Total expenses for the nine months ended September 30, 2015 were $304.1 million, an increase of $22.1 million from $282.0 million for the nine months ended September 30, 2014.

Advertising expense for the nine months ended September 30, 2015 was $47.8 million, a decrease of $4.5 million from $52.3 million for the nine months ended September 30, 2014. The decrease was primarily due to a $7.3 million decrease in our television spend partially offset by a $2.8 million net increase in our internet, direct mailing, and other advertising expenses. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.

Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and the New Term Loan, for the nine months ended September 30, 2015 was $154.0 million, an increase of $3.2 million from $150.7 million for the nine months ended September 30, 2014. The increase was primarily attributable to a: (i) $1.9 million increase interest expense associated with our VIE securitized debt that resulted from an increase in the average outstanding balance between periods; and (ii) a $1.2 million increase in interest expense associated with our VIE long term debt that was primarily due to an increase in the average outstanding balance of our residual facility between periods.

Although compensation and benefits expense increased less than $0.1 million between periods, salary, taxes and related benefits expense for the nine months ended September 30, 2015 increased $1.7 million from 2014 due to: (i) higher labor costs necessary to execute on our strategy of entering new lines of business and improving our information, data and analytic capabilities; and (ii) a $0.3 million increase in severance expense that were was partially offset by: (i) a $1.7 million decrease in incentive compensation expense; and (ii) a $0.3 million decrease in share-based compensation that resulted from the reversal of previously recognized expense associated with our performance-based units granted in 2014. We concluded during the three months ended September 30, 2015 that it was no longer probable the Company would meet the specific performance targets required for the 2014 performance-based units to vest and, consequently, reversed the previously recognized expense on the associated performance-based units.

Professional and consulting expense for the nine months ended September 30, 2015 was $15.5 million, an increase of $2.0 million from $13.5 million for the nine months ended September 30, 2014, primarily due third-party fees incurred in connection with the acquisition of Home Lending and an increase in consulting fees to improve our information, data and analytic capabilities.

The provision for losses on finance receivables for the nine months ended September 30, 2015 was $4.2 million, an increase of $0.9 million from $3.3 million for the nine months ended September 30, 2014, due to an increase in the provision for losses associated with pre-settlement funding transactions.

During the third quarter of 2015, we determined the trade name resulting from a prior year acquisition was impaired and recorded an impairment charge of $29.9 million in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015. While we believe our assumptions used in the determination of the asset's fair value are reasonable and will continuously evaluate for impairment indicators, there can be no assurance that our estimates and assumptions made for purposes of our trade name impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the trade name, an increase in discount rates, and/or a decrease in our projected growth rates used in the discounted cash flow model could result in future impairment charges.

We incurred a loss before income taxes for the nine months ended September 30, 2015 of $104.1 million, a decrease of $189.2 million from income before income taxes of $85.1 million for the nine months ended September 30, 2014. The $189.2 million decrease was primarily due to: (i) a $158.8 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives that principally resulted from an unfavorable movement in fair value interest rates used to value our residual interest cash flows and unsecuritized finance receivables in the current period compared to a favorable movement in the prior period; and (ii) the recognition of a $29.9 million impairment charge on a recorded trade name within the segment.

Reconciliation of Net (Loss) Income to Adjusted Net Income

We use ANI, a non-GAAP financial measure, as a measure of our results from operations, which we define as our net income (loss) under GAAP before non-cash compensation expenses, certain other non-routine expenses, provision for or benefit from income taxes and the amounts related to the consolidation of the securitization and permanent financing trusts we use to finance our business. We use ANI as a measure of our overall performance because the the operations of these variable interest entities do not impact the Structured Settlement and Annuity Purchasing segment's business performance. In addition, the add-backs described above are consistent with adjustments permitted under our New Term Loan agreement.

You should not consider ANI as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, our presentation of ANI may not be comparable to other similarly titled measures of other companies.

A reconciliation of our (loss) income before income taxes as reported under GAAP to ANI for our Structured Settlement and Annuity Purchasing segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(Dollars in thousands)
(Loss) income before taxes	$(66,829)	$14,865	$(104,092)	$85,099

Adjustments to reflect deconsolidation of securitizations:
Elimination of unrealized gain/loss on finance receivables, long-term debt and derivatives from post securitization due to changes in interest rates	35,063	(12,392)	67,254	(59,649)
Elimination of interest income from securitized finance receivables	(45,823)	(40,188)	(127,060)	(125,532)
Interest income on retained interests in finance receivables	5,436	5,168	15,869	15,138
Servicing income on securitized finance receivables	1,336	1,323	3,967	3,823
Elimination of interest expense on long-term debt related to securitization and permanent financing trusts	40,036	34,162	109,923	107,660
Professional fees relating to securitizations	1,464	1,551	4,454	4,672
Other adjustments:
Share-based compensation	273	431	1,389	1,731
Impact of prefunding on unsecuritized finance receivables	(24)	—	1,594	—
Impairment charges	29,860	—	29,860	—
Other non-recurring expenses	792	—	792	(1,401)
Severance & M&A expenses	1,664	2,296	5,228	2,971
Adjusted Net Income	$3,248	$7,216	$9,178	$34,512

For the Three Months Ended September 30, 2015

ANI for the three months ended September 30, 2015 decreased $4.0 million to $3.2 million from $7.2 million for the three months ended September 30, 2014. The primary driver behind the $4.0 million decrease was the $8.7 million decline in unrealized revenue on unsecuritized finance receivables which resulted from: (i) a 220 basis basis point reduction in spread margin and (ii) a $17.0 million decrease in securitized product and life contingent TRB purchases that were discussed previously. Partially offsetting the $8.7 million decrease in unrealized revenue on unsecuritized finance receivables was a $4.9 million decrease in total expenses, after adjusting for the impact of the de-consolidation of the securitization entities, share-based compensation, income taxes, and other non-routine items.

For the Nine Months Ended September 30, 2015

ANI for the nine months ended September 30, 2015 decreased $25.3 million to $9.2 million from $34.5 million for the nine months ended September 30, 2014. The primary driver behind the $25.3 million decrease was the $31.9 million decline in unrealized revenue on unsecuritized finance receivables which resulted from: (i) a 318 basis basis point reduction in spread margin and (ii) a $38.8 million decrease in securitized product and life contingent TRB purchases that were discussed previously. Partially offsetting the $31.9 million decrease in unrealized revenue on unsecuritized finance receivables was a $4.0 million decrease in total expenses, after adjusting for the impact of the de-consolidation of the securitization entities, share-based compensation, income taxes, and other non-routine items.
Home Lending
Overview

As part of the our growth strategy, we acquired Home Lending, a residential mortgage company specializing in originating, selling and servicing conforming mortgage lending (formerly known as WestStar), for a preliminary purchase price of $72.5 million. For additional information regarding this transaction, refer to Note 3 "Business Combinations," to our notes to the condensed consolidated financial statements.

Home Lending is a residential mortgage lender licensed in 39 states and the District of Columbia. Our revenue is generated through the origination and servicing of U.S. residential mortgage loans. We transfer mortgage loans into pools of GNMA and FNMA MBS and sell whole mortgage loans to third party investors in the secondary market.

We currently operate in the U.S. residential home loan (mortgage) origination and servicing markets and, as a result, our principal revenue channels include: (i) gains on the sale of mortgage loans from loan securitizations and whole loan sales; (ii) fee income from mortgage originations; and (iii) fee income from loan servicing.

We originate mortgage loans primarily based on leads purchased through several affinity networks,, and also through our retail channel. We primarily originate and sell residential mortgage loans that conform to the underwriting guidelines of GSE’s and government agencies. We currently offer the following mortgage loan products:

•	Government mortgage loans: First-lien mortgage loans secured by owner occupied residences that are insured by the FHA or guaranteed by the VA and securitized into GNMA securities.

•
Prime conforming mortgage loans: Prime credit quality first-lien mortgage secured by a residential property that meet or “conform” to the underwriting standards established by FNMA for inclusion in their guaranteed mortgage securities programs.

•
Prime non-conforming mortgage loans: Prime credit quality first-lien mortgage loans secured by residential property that do not conform to the underwriting standards established by FNMA, because they have original principle amounts exceeding FNMA limits.

As of September 30, 2015, Home Lending maintained approvals with the U.S. Department of Housing and Urban Development, VA, FHLMC, FNMA, GNMA, and the USDA.
All of Home Lending’s underwriting, closing, funding, and corporate functions are managed centrally at its headquarters in Woodbridge, Virginia. However, we rely on sales and sales support staff (including loan officers, processors, and administrative staff) located throughout the country.
Regulatory Developments

Home Lending is subject to extensive federal, state and local regulation. Our mortgage originations and mortgage servicing operations are primarily regulated at the state level by state licensing, supervisory and administrative agencies. We, along with certain of our employees who engage in regulated activities, must apply for licensing (or licensing exemption) as a mortgage banker or lender, loan servicer, mortgage loan originator and/or debt default specialist, pursuant to applicable state law. These laws typically require that we file applications and pay certain processing fees to be approved to operate in a particular state, and that our principals and loan originators be subject to background checks, administrative review and continuing education requirements. Home Lending is actively licensed (or maintains an appropriate statutory exemption) to originate and service mortgage loans in 39 states and the District of Columbia. From time to time, we receive requests from states and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage originations and mortgage servicing business activities, and we are subject to periodic examinations by state regulatory agencies. We incur ongoing costs to comply with these licensing requirements.

The federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act, also requires all states to enact laws requiring each individual who takes mortgage loan applications, or who offers or negotiates terms of a residential mortgage loan, to be individually licensed or registered as a mortgage loan originator. Employees of Home Lending, as a non-depository lender, must be licensed. These laws require each mortgage loan originator to enroll in the Nationwide Mortgage Licensing System, apply for individual licenses with the state where they operate, complete a minimum number of hours of pre-licensing education and an annual minimum number of hours of continuing education, and to successfully complete both national and state exams.

In addition to licensing requirements and SAFE Act compliance, we must comply with a number of federal consumer protection laws, including, among others:

•	the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

•	the Truth in Lending Act , or TILA, and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans;

•
the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, loan servicing transfers, lender-placed insurance, loss mitigation, error resolution and other customer communications;

•	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of consumers;

•	the Fair Debt Collection Practices Act, or FDCPA, which regulates the timing and content of debt collection communications;

•	the Equal Credit Opportunity Act and Regulation B thereunder, which prohibit discrimination on the basis of age, race and certain other characteristics, in the extension of credit;

•	the Homeowners Equity Protection Act, which requires, among other things, the cancellation of mortgage insurance once certain equity levels are reached;

•	the Home Mortgage Disclosure Act and Regulation C thereunder, which require mortgage lenders to report certain public loan data;

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

•
certain provisions of the Dodd-Frank Act, including the Consumer Financial Protection Act, which among other things, created the Consumer Financial Protection Bureau, or CFPB, and prohibits unfair, deceptive or abusive acts or practices (as further described below).

The CFPB directly influences the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA, RESPA and the FDCPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions, including Home Lending, and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.

The Dodd-Frank Act directs the federal banking agencies and the Securities and Exchange Commission to adopt rules requiring an issuer or other entity creating an asset-backed security (including a mortgage-backed security) to retain an economic interest in a portion of the credit risk for the assets underlying the security. In 2014, the agencies approved a credit risk retention rule that requires sponsors of securitizations retain not less than 5% of the credit risk of the assets. However, because substantially all of our loans are sold to, or pursuant to programs sponsored by, FNMA, FHLMC, or GNMA, the approved rule would exempt us from the risk-retention requirements with regard to securities backed by such loans.

There are other rules and regulations impacting our mortgage origination and mortgage servicing business that have been recently implemented as a result of the Dodd-Frank Act. These new rules have resulting in changes to our business. We continue to evaluate all aspects of the Dodd-Frank Act and the regulations issued thereunder.

Mortgage Origination
On January 10, 2014, the CFPB implemented final rules for the “ability to repay” requirement in the Dodd-Frank Act. The rules, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. For this purpose, the rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by FNMA or FHLMC while they operate under Federal conservatorship or receivership, and loans eligible for insurance or guarantee by the FHA, VA or USDA. Additionally, a qualified mortgage may not: (i) contain excessive upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only, negative amortization or balloon payments. To the extent we originate non-”qualified mortgages”, either inadvertently or purposefully, and we are found to have failed to make a reasonable and good faith determination of a borrower’s ability to repay any such loan, we could be subject to additional civil or criminal penalties including substantial fines, imprisonment for individual responsible parties, and statutory penalties payable to the borrower equal to the sum the borrower’s actual damages, twice the amount of the related finance charges up to $4,000, the actual amount of finance charges or fees paid by the borrower (unless we show our failure to comply is not material), and the borrower’s attorney’s fees and other costs in connection with the related litigation.

On October 3, 2015, the CFPB implemented a final rule combining the mortgage disclosures consumers previously received under TILA and RESPA. For more than 30 years, the TILA and RESPA mortgage disclosures had been administered separately by, respectively, the Federal Reserve Board and the U.S. Department of Housing and Urban Development. The final rule generally applies to most closed-end consumer mortgage loans for which the creditor or mortgage broker receives an application on or after October 3, 2015.

The CFPB’s new Loan Estimate combines some of the disclosures that were provided in the initial Truth in Lending statement with the disclosures that were provided in the RESPA Good Faith Estimate. The form also incorporates other disclosures that are required by the Dodd-Frank Act or are currently provided separately. The Loan Estimate must be delivered or placed in the mail not more than three business days after receipt of an application and not less than seven business days before consummation of the transaction. The Loan Estimate must provide a “good faith estimate of the closing costs.” An estimate is in good faith if the charge paid by or imposed on the consumer does not exceed the amount originally disclosed, with certain exceptions.

The CFPB’s new Closing Disclosure combines the disclosures that are currently provided in the final Truth in Lending statement with the disclosures that were previously provided in the RESPA HUD-1 or HUD-1A settlement statement. Like the Loan Estimate, the form also incorporates other disclosures. The Closing Disclosure generally must state the actual terms of the credit transaction, and the actual costs associated with the settlement of that transaction. The final rule requires that the consumer receive the Closing Disclosure no later than three business days before consummation.

Mortgage Servicing
Title XIV of the Dodd-Frank Act imposes a number of additional requirements on servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Dodd-Frank Act and could lead to an increase in lawsuits against mortgage servicers. To that end, on January 10, 2014, the CFPB implemented final rules creating uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. Since becoming effective, these rules have increased costs to service loans across the mortgage industry.

Several state agencies overseeing the mortgage industry have entered into settlements and enforcement consent orders with mortgage servicers regarding certain foreclosure practices. These settlements and orders generally require servicers, among other things, to: (i) modify their servicing and foreclosure practices, for example, by improving communications with borrowers and prohibiting dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (ii) establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iii) establish robust oversight and controls of third party vendors, including outside legal counsel, that provide default management or foreclosure services on their behalf. Many of these practices are considered by regulators, investors and consumer advocates as industry “best practices.” As such, we will be challenged to review and adapt many of these practices as well.

Results of Operations

The table below presents the results of operations for our Home Lending segment from July 31, 2015, the date of our acquisition, through September 30, 2015.

Three Months Ended September 30, 2015
(In thousands)
REVENUES
Interest income	$375
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	8,946
Changes in mortgage servicing rights, net	548
Servicing, broker, and other fees, net of direct costs	844
Loan origination fees	1,032
Other	2
Total Revenues	$11,747

EXPENSES
Advertising	1,929
Interest expense	534
Compensation and benefits	5,518
General and administrative	979
Professional and consulting	351
Provision for losses	442
Depreciation and amortization	44
Total Expenses	$9,797
Income before income taxes	$1,950

In evaluating performance, we net gains on mortgage loans sold, realized and unrealized gains on mortgage loans held for sale, IRLC and associated derivative instruments (i.e., forward sales commitments to deliver mortgage loans and forwards sales of MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net in our unaudited condensed consolidated statement of operations.

During the three months ended September 30, 2015, we generated $10.3 million in gross revenue from the sale of mortgage loans and netted against it $0.8 million in direct costs. Key operating statistics related to the origination and sale of mortgage loans since the July 31, 2015 acquisition date were as follows:

For the Three Months Ended September 30, 2015
(Dollars in thousands)
Loans closed - units	1,406
Loans closed - volume	$352,641

Loan origination fee income of $1.0 million represents revenue earned from originating mortgage loans and generally represents flat, per loan fee amounts.

Servicing, broker and other fees for the Home Lending segment represents revenue recognized for servicing mortgage loans for various investors. The loan servicing fees are based on a contractual percentage of the outstanding principal balance and are netted against fees paid to a third party to service the mortgage loans on our behalf. For the three months ended September 30, 2015, we generated $1.2 million in loan servicing fees, which was netted against $0.4 million in associated direct loan servicing costs. The primary driver of our servicing revenue is our MSR portfolio, which had an outstanding unpaid principal balance of approximately $2.8 billion as of September 30, 2015, an increase of $66.8 million from acquisition date.

GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSR’s are subsequently measured at fair value at each reporting period. The increase (decrease) in the value of our MSR portfolio resulting from: (i) loans sold with servicing rights retained; (ii) the runoff of our MSR portfolio including payoffs; and (iii) changes in fair valuation inputs and assumptions are included in the valuation adjustments on MSRs, net in our unaudited condensed consolidated statement of operations. During the three months ended September 30, 2015, the fair value of our MSRs has increased by approximately $0.5 million primarily due to the $66.8 million increase in the unpaid principal balance of our MSR portfolio.

Interest income principally relates to our mortgage loans held for sale, at fair value which is accrued to income based on the principal amount outstanding and contractual interest rates.

Advertising expense for the three months ended September 30, 2015 included approximately $0.8 million in costs associated with the re-branding of WestStar Mortgage Inc. as J.G. Wentworth Home Lending and the production costs for new television commercials that began to air in the third quarter of 2015.

Interest expense represents interest on Home Lending’s: (i) five warehouse credit facilities with various financial institution used to originate mortgage loans held for sale that have a combined maximum borrowing capacity of $210.0 million; and (ii) a single operating line of credit with a maximum borrowing capacity of $6.0 million.

Compensation and benefits includes salaries for Home Lending employees, commissions paid to loan officers, applicable taxes and the cost of providing employee benefits.

Home Lending’s general and administrative expense primarily represents the cost to lease and operate the segment’s headquarters in Woodbridge, Virginia and the various retail and direct lending call center offices across the country.

The provision for losses represents estimate of losses to be incurred on the repurchase or indemnification of purchasers of mortgage loans. Certain sales contract and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such the nature and extent of underwriting standards. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. We record a provision for estimated repurchases and loss indemnification on loans sold, which is charged to the provision for losses.

Reconciliation of Net Income to Adjusted Net Income

We use ANI, a non-GAAP financial measure, as a measure of Home Lending's results from operations, which we define as our net income under GAAP before non-cash compensation expenses, certain other non-routine expenses, and provision for or benefit from income taxes. We exclude these items in our calculation of ANI since we do not consider them part of our core operating results. In addition, these excluded items are consistent with adjustments permitted under our New Term Loan agreement.

You should not consider ANI as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, our presentation of ANI may not be comparable to other similarly titled measures of other companies.

A reconciliation of our net income before income taxes as reported under GAAP to ANI for our Home Lending segment was as follows:

Three Months Ended September 30, 2015
(In thousands)
Net income before taxes	$1,950
Adjustments:
None	—
Adjusted net income	$1,950

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(165,327)	$(237,429)
Net cash (used in) provided by investing activities	(49,466)	4,457
Net cash provided by financing activities	208,842	269,979
Net (decrease) increase in cash and cash equivalents	$(5,951)	$37,007
Cash and cash equivalents at beginning of period	41,648	39,061
Cash and cash equivalents at end of period	$35,697	$76,068

For the Nine Months Ended September 30, 2015 and 2014

Cash Flow from Operating Activities

Net cash used in operating activities was $165.3 million and $237.4 million for the nine months ended September 30, 2015 and 2014, respectively. The net cash used in operating activities does not reflect the financing of our purchased finance receivables which is an integral part of our Structured Settlement and Annuity Purchasing segment and reflected in net cash provided by financing activities. The $72.1 million decrease in cash used in operating activities was primarily due to: (i) a $35.0 million decrease in purchases of finance receivables; (ii) a $28.3 million increase in collections of finance receivables; and (iii) a $10.1 million increase resulting from our Home Lending segment's proceeds from the sale and principal payments on mortgage loans held for sale (net of originations and purchases of mortgages held for sale).

Cash Flow from Investing Activities

Net cash used in investing activities was $49.5 million for the nine months ended September 30, 2015 compared to net cash provided by investing activities of $4.5 million for the nine months ended September 30, 2014. The $53.9 million change in cash used in investing activities was primarily due to the $46.6 million of net cash used to acquire our Home Lending segment during the three months ended September 30, 2015.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased to $208.8 million for the nine months ended September 30, 2015 from $270.0 million for the nine months ended September 30, 2014. The $61.1 million decrease in net cash provided by financing activities was primarily attributable to a $176.5 million decrease in proceeds received from the issuance of securitization and other VIE long-term debt combined with a $13.6 million increase in purchases of treasury stock that were partially offset by: (i) a $77.6 million increase in proceeds (net of repayments) from our revolving credit facilities; and (ii) a $48.5 million reduction in the repayment of securitization and other VIE long-term debt and derivatives.

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments appears in “Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014 and is incorporated herein by reference. There are no material changes in those Contractual Obligations and Commitments other than those described below:

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

In connection with our acquisition of Home Lending, we acquired additional contractual obligations and commitments. Please refer to Note 12 "Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings" and Note 15 "Derivative Financial Instruments" in "Item 1 'Notes to the Condensed Consolidated Financial Statements (Unaudited)'" in this Quarterly Report. There were no other contractual obligations and commitments.

Funding Sources

We utilize a number of different funding sources to finance our different business lines. These sources are targeted to allow us to maximize our cash proceeds from the different assets that we purchase.

Structured Settlements and Annuities

We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents or through four separate warehouse facilities with $750.0 million of aggregate capacity: (i) a $300.0 million syndicated warehouse facility with Barclays and Natixis with a revolving period that ends in July 2016; (ii) a $300.0 million warehouse facility with Credit Suisse with a revolving period that ends in November 2016; (iii) a $100.0 million warehouse facility with PartnerRe with a two year evergreen feature that requires the lender to give us 24 months’ notice prior to terminating the facility’s revolving line of credit; and (iv) a $50.0 million warehouse facility with Deutsche Bank with a revolving period that ends in October 2016. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of September 30, 2015, we had $679.9 million in total unused borrowing capacity under the four separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.

Our warehouse facilities are structured with advance rates that range from 92.5% to 95.5% and discount rates that range from 7.30% to 9.17%. The discount rate is either fixed over the term of the facility or is based on a fixed spread over a floating swap rate, which we then fix through interest rate swaps at the time of the borrowing. The discount rate is used to discount the payment streams we have purchased, and these discounted payment streams are then multiplied by the advance rate to determine the amount of funds that are available to us under the warehouse facilities. Our purchases of structured settlement and annuity payment streams are at higher discount rates than the discount rates applied to those payment streams under the warehouse facilities. As a result, the funds available to be drawn under our warehouse facilities exceed the purchase price for the payment streams we purchase. This excess cash is used to support our business and cover a portion of our operating expenses.

We undertake non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in 2014 and two securitizations in 2015. On March 31, 2015, we closed our 2015-1 securitization with an aggregate note issuance amount of $214.1 million and a discount rate of 3.64% which generated net proceeds to us of $128.0 million. On July 28, 2015, we closed our 2015-2 securitization with an aggregate note issuance amount of $158.5 million and a discount rate of 4.18%, which generated net proceeds to us of $73.5 million.

We intend, subject to market conditions, management discretion and other relevant factors, to continue to undertake multiple securitizations per year in the future. The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 71.1% of the counterparties to structured settlement payment streams that we purchased in 2015 were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market. Since 1995, we have competed 42 securitizations totaling over $5.8 billion in aggregate note issuance volume relating to $9.8 billion of TRB purchases.

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with PartnerRe with a capacity of $100.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of September 30, 2015, our permanent financing facility with PartnerRe had $77.8 million of unused capacity for our life contingent annuity and structured settlement businesses.

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

Pre-Settlement Funding

We finance our pre-settlement funding transactions through a revolving credit facility with Capital One Bank. The $35.0 million facility is structured with a revolving period that ends in December 2015 and a subsequent 24 month amortization period. The advance rate applicable to pre-settlement funding financed through the facility is 84%. Due to the shorter duration of pre-settlement funding, we did not require a facility with as large a capacity as for the other asset types above, as the pre-settlement funding transactions revolve more frequently. Positive cash flow is typically generated from the difference between the amount of proceeds we receive on settlement and the amount funded to the plaintiff. As of September 30, 2015, our $35.0 million revolving credit facility had $22.1 million of unused capacity.

We decided, beginning April 2015, to significantly reduce our purchases of pre-settlement transactions. We will, however, continue to broker such transactions to third parties in exchange for broker or referral fees. This change has not had a material impact on our business, financial condition, results of operation or cash flows.

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

New Term Loan

We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of September 30, 2015 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matures in August 2017. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either Libor or 1.0% (whichever is greater) plus a spread of 6.0%. If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment has the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019.

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter outstanding balances on the revolving commitment exceed specific thresholds (i.e., generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio, as defined. As of September 30, 2015 and December 31, 2014, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement was not applicable. Had the leverage ratio requirement been applicable as of September 30, 2015, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings in excess of the specified threshold.

Residual Financing

On August 13, 2015, we amended the terms of our Residual Term Facility. The amendment primarily increased the principal balance to $133.0 million. This facility is now secured by 28 of our securitization residuals and is structured with a $133.0 million A1 Note due in May 2021. The amendment also increased the interest rate on the Residual Term Facility to 7.25% from 7.0%. The Residual Term Facility does not require minimum annual principal payments.

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

Other Financing

We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in Notes 13 and of the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Mortgage Loans Held For Sale

We finance our mortgage loan origination activities primarily through five separate warehouse facilities with an aggregate capacity of $210.0 million. These credit facilities are generally renewed annually for a period of twelve months and represent secured lending facilities with our originated mortgage loans serving as collateral. In addition, our lenders require pledge fund deposits of approximately one percent of the facility’s capacity be maintained with the lender. Without these facilities we would not be able to meet our short-term liquidity requirements to operate our Home Lending segment.

Our Home Lending segment typically holds its mortgage loan inventory for 30-45 days with these warehouse facilities until the loans are sold to take-out investors or securitized directly with GNMA, FNMA or FHLMC, at which time the amount outstanding with the warehouse facilities are repaid.

These warehouse facilities are used strictly to fund the origination of mortgage loans. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months are expected to be provided through: (i) the excess cash generated by our structured settlement, annuity, and lottery payment stream warehouse facilities, life contingent structured settlement and annuity permanent financing facilities as well as our lottery program; (ii) our mortgage lending warehouse facilities; and (iii) the issuance of the Company's Class A common stock. Our securitization program for structured settlements, annuities and lottery payment streams and our securitization/sale program for mortgage loans are expected to provide for both a replenishment of our warehouse capacity as well as excess cash to operate the business and make interest payments. However, there can be no assurances that we will be able to continue to securitize our payment streams or securitize/sell our mortgage loans at favorable rates, obtain financing through borrowing or other means, or be able to raise new equity.

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

Critical Accounting Estimates

In establishing accounting policies within the framework of GAAP, management must make certain assessments, estimates, and choices that will result in the application of these principals in a manner that appropriately reflects our financial condition and results of operations. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to affect our financial position and operating results. While all decisions regarding accounting policies are important, there are certain accounting policies and estimates that we consider to be critical.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (i) the assets have been isolated from us; (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (iii) when we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, the ability to unilaterally cause the holder to return specific assets or through an agreement that permits the transferee to require the transferor to repurchase the transferred financial assets that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them. Transfers that do not meet the criteria to be accounted for as sales are accounted for as secured borrowings.

The amendments to ASC 860, Transfers and Servicing (“ASC 860”), eliminated the concept of a qualified special purpose entity, changed the requirements for derecognizing financial assets, and required additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets.

VIE and Other Finance Receivables, at Fair Value

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

We analyze its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a reserve will be established. We will recognize accrued interest and penalties related to uncertain tax positions in the consolidated statements of operations.

Tax laws are complex and subject to different interpretations by the taxpayer and respective taxing authorities. Significant judgment is required in determining tax expense and evaluating tax positions, including evaluating uncertainties under GAAP. Management reviews its tax positions periodically and adjusts its tax balances as new information becomes available.

Intangible Assets and Goodwill

Identifiable intangible assets consist primarily of our databases, customer relationships,domain names, trade name, and affinity relationships. Our databases are amortized over their estimated useful lives of 10 years. Customer relationships are amortized over their useful lives of 8 to 15 years. Domain names are amortized over their estimated useful lives of 10 years. Amortizable trade names are amortized over the useful life of 3 years. Affinity relationships are amortized over their useful life of 10 years. In addition, such identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. Intangible assets deemed to have indefinite useful lives, which in our case includes a trade name, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with the 2011 acquisition of OAC. Goodwill has an indefinite useful life and is subject to annual impairment tests whereby impairment is recognized if the estimated fair value of the Company is less than its net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount.

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

During the three months ended September 30, 2015, the Company re-evaluated its internal projections for its Structured Settlement and Annuity Purchasing reporting unit based on lower than anticipated results, a significant decline in the stock price of the Company’s Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, the Company determined these events constituted a triggering event requiring the Company to: (i) test for potential impairment for the related indefinite-lived trade name acquired in connection with the 2011 acquisition of OAC, and (ii) perform a step 1 impairment analysis on the goodwill for the reporting unit.

The fair value of the Peachtree indefinite-lived trade name asset was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the "relief from royalty" method was used that incorporated multi-year revenue projections. Key assumptions utilized in the revenue projections and associated fair value analysis included the following: (i) long-term growth rates in revenues directly attributable to the trade name ; (ii) a discount rate, developed using a weighted average cost of capital analysis; and (iii) a royalty rate based on an analysis of royalty licensing data. As a result of this analysis, the Company determined the trade name within the reporting unit was impaired and recorded an impairment charge of $29.9 million in its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

Step 1 of the two-step goodwill impairment test involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit's goodwill with its carrying value. If the implied fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.

The Company used a combination of income (i.e., discounted cash flow) and market approaches (i.e., guideline public company and guideline transactions) to estimate the fair value of the Structured Settlement and Annuity Purchasing reporting unit as of July 1, 2015. The income approach utilized multi-year cash flow projections that incorporated long-term growth rates in the reporting unit's revenues and expenses and a discount rate based on a cost of equity analysis. Projected revenues reflected management's projected TRB Purchases resulting from anticipated changes in the mix and volume of advertising spend combined with a forecasted spread margin based on analysis of historical results. Future expenses reflected management's projected costs necessary to generate and support the forecasted revenues. The market valuation methods estimated the reporting unit's fair value based on various prices and financial ratios from similar publicly traded companies and market transactions. Based on the Company's goodwill assessment, the fair value of the Structured Settlement and Annuity Purchasing reporting unit exceeded its carrying value by $17.4 million, or 9.6%.

The Company believes the assumptions used in both the trade name and goodwill assessments are reasonable, however, there can be no assurance that the estimates and assumptions made for purposes of the impairment testing will prove to be accurate predictions of the future. Less than anticipated TRB Purchases and/or spread margin resulting from expected changes in the Company's advertising mix and volume could result in future impairment charges on the remaining $8.9 million trade name intangible asset and/or the $85 million in goodwill associated with the reporting unit. Furthermore, a decrease in our projected cash flows, an increase in discount rates, and/or a decrease in our internal projected growth rates used in the discounted cash flow models, among other items, could also result in future impairment charges.

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

The debt issued by our securitization VIEs is reported on our condensed consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair value (“VIE securitization debt”). The VIE securitization debt is recourse solely to the VIE finance receivables held by such special purpose entities (“SPEs”) (Refer to Notes 6 and 14 for more information) and thus is non-recourse to us and other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. Most consolidated VIEs have expected lives in excess of 20 years.

Emerging Growth Company

We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permitted to, and may opt to, rely on exemptions from certain financial disclosure requirements under U.S. GAAP that are applicable to other companies that are not emerging growth companies.

Recently Issued Accounting Pronouncements Not Yet Adopted

Consolidation

In 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity which relates to how an entity accounts for the financial assets and the financial liabilities of a consolidated collateralized financing entity at fair value. The ASU will allow an entity to elect to measure their financial assets and financial liabilities using either the measurement alternative provided under this ASU, which allows for the entity to measure both the financial assets and the financial liabilities of its collateralized financing entities in its consolidated financial statements using the more observable fair value of either the financial assets or financial liabilities, or under ASC 820 Fair Value Measurements and Disclosure. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

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

Revenue Recognition

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

Debt Issuance Costs

In April of 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs which relates to how an entity accounts for the recognition of debt issuance costs as a deferred charge. The ASU will require an entity to recognize debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016. Early adoption is permitted. The standard requires the new guidance to be adopted on a retrospective basis wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying this ASU. We do not believe the adoption of this standard will materially impact our consolidated financial statements.

Business Combinations

In September of 2015, the FASB issued ASU No. 2015-16, Business Combinations which relates to how and when the acquiring entity recognizes adjustments to provisional amounts that are identified during the measurement period. This ASU eliminates the requirement to retrospectively account for these adjustments to their respective provisional amount with a corresponding adjustment to goodwill. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016. We are currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Structured Settlement and Annuity Purchasing Segment

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

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our unaudited condensed consolidated statements of operations. As of September 30, 2015, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of September 30, 2015	Impact as of September 30, 2015 of a 100 bp increase in interest rates	Impact as of September 30, 2015 of a 100 bp decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$4,137,711	$(256,044)	$287,036
Company retained interests in finance receivables, at fair value	269,221	(47,300)	52,354
Unsecured finance receivables, at fair value	148,195	(13,591)	16,205

VIE and other finance receivables, at fair value	4,555,127	(316,935)	355,595
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,074,210	227,685	(255,731)
VIE derivative liabilities, at fair value	74,687	24,396	(26,797)
Net Impact	N/A	(64,854)	73,067

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during the nine months ended September 30, 2015, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the nine months ended September 30, 2015 would have been reduced by approximately $32.3 million. If instead this increase of 1% in financing costs were to have only affected our September payment stream purchases our income for the nine months ended September 30, 2015 would have been reduced by approximately $3.6 million.

Derivative and Other Hedging Instruments

We utilize interest rate swaps to manage our exposure to changes in interest rates related to borrowings on our revolving credit facilities. We have not applied hedge accounting to any of our interest rate swaps.

As of September 30, 2015, we did not have any outstanding interest rate swaps related to our borrowings on revolving credit facilities. During the nine months ended September 30, 2015 and 2014, we terminated $18.7 million and $46.5 million of interest rate swap notional value, respectively, in connection with our securitizations.

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

We also have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings on certain VIE long-term debt issued by securitization and permanent financing trusts. As of September 30, 2015, we had 8 outstanding swaps with a total notional amount of approximately $202.0 million, we pay fixed rates ranging from 4.5% to 5.8%, and we receive floating rates equal to 1-month LIBOR plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of September 30, 2015, the terms of these interest rate swaps range from approximately 7 to approximately 20 years. We recognize unrealized gains (losses) and record these in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

Additionally, we have interest-rate swaps to manage our exposure to changes in interest rates related to our borrowings under PSS and PLMT. As of September 30, 2015, we had 148 outstanding swaps with a total notional value of approximately $215.6 million. We pay fixed rates ranging from 4.8% to 8.7% and we receive floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of September 30, 2015, the term of the interest rate swaps for PSS and PLMT range approximately from less than 1 month to approximately 19 years. We recognize the unrealized gains and losses and include them in unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in our unaudited condensed consolidated statements of operations.

Home Lending Segment

Interest Rate Risk

Changes in interest rates affect our operations primarily as follows:

• an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance servicing advances;

• a decrease (increase) in interest rates would generally increase (decrease) prepayment rates and may require us to report a decrease (increase) in the value of our MSRs;

• a change in prevailing interest rates could impact our earnings from our custodial deposit accounts;

• an increase in interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both operating expenses and interest expense and could cause a reduction in the value of our assets;

• a substantial and sustained increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult; and

• an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance loan originations

We actively manage the risk profiles of IRLCs and mortgage loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of MBS to deliver mortgage loan inventory to investors.

Consumer Credit Risk

We sell our loans on a nonrecourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding UPB of loans sold by us represents the maximum potential exposure related to representation and warranty provisions.

We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans, recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

Counterparty Credit Risk

We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We monitor the credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

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

Changes in Internal Control Over Financial Reporting

On July 31, 2015, we acquired Home Lending (formerly WestStar Mortgage Inc.). We continue to analyze, evaluate, and where necessary, implement changes in controls and procedures as a result of this acquisition. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. The Home Lending acquisition was excluded from that evaluation. Based on that evaluation, our principal executive officer and principal financial officer concluded that, except as to the Home Lending acquisition, there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding our legal proceedings appears in "Part I, Item 3 '"Legal Proceedings'" in our Annual Report on Form 10-K for the year ended December 31, 2014 and is incorporated herein by reference. Other than described below there have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015.

Illinois Proceedings

As noted in our prior filings, in February 2014 a purported class action filing was made against the Company and various subsidiaries, alleging, among other claims, violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and the Racketeer Influenced and Corrupt Organizations Act, which was removed by the Defendants to the United States Court for the Southern District of Illinois, after transfer, the Northern District of Illinois had entered an order finding that it lacked subject matter jurisdiction over the case and remanded it back to St. Clair County. The Defendants filed appeals. The United States Court of Appeals for the Seventh Circuit granted the relief requested by certain of the Defendants, reversed the previous ruling noting that the Northern District did have jurisdiction and remanded the matter back to the Northern District. The remaining Defendant, Settlement Funding, LLC, filed its brief in support of its appeal with the United States Court of Appeals for the Seventh Circuit. The United States Court of Appeals for the Seventh Circuit also granted the requested relief by the remaining Defendant and remanded the matter back to the Northern District.

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

On August 5, 2015, the Governor of the State of Illinois signed into law Public Act 099-0286 which amended certain provisions of the Illinois Structured Settlement Protection Act and became effective immediately. In relevant part, the amendments provide that where the terms of the structured settlement agreements prohibit sale, assignment, or encumbrance of such payment rights, a court is not precluded from hearing an application for transfer of the payment rights and ruling on the merits of such application. The amendments further provide that this particular amendment is “declarative of existing law”. Based on this declaration, the Company and its affiliates involved in the various Illinois proceedings believe that the original ruling in Illinois which commenced the continuing Illinois proceedings was not consistent with precedent and existing law.

The Company continues to believe the plaintiffs' claims are without merit and is filing motions to have matters dismissed based upon the recent noted legislative change and on a number of factual and legal grounds.

Other Litigation

As noted in our prior filings, on February 10, 2015, a competitor filed, in the United States District Court, Central District of California, Western Division, a complaint alleging that the Company and certain of its affiliates have violated antitrust laws as a result of the Company's merger with Orchard Acquisition Company, LLC and post-merger activities, and has requested that the court find that there has been a Section 7 violation of the Clayton Act, that assets are to be divested, that an injunction should be issued and monetary damages should be awarded. The Company filed a motion to dismiss the complaint. On May 18, 2015, the court granted the Company’s motion, but provided the plaintiff leave to amend and re-file its complaint. On June 8, 2015, the plaintiff filed its first amended complaint with the court. The Company filed a motion to dismiss the first amended complaint. On September 21, 2015, the court granted the Company’s motion, but provided the plaintiff leave to amend and re-file its complaint. On October 13, 2015, the plaintiff filed its second amended complaint. The Company continues to believe that the allegations made in the second amended complaint are without merit and intends to vigorously defend these allegations.

Item 1A. Risk Factors

Information regarding our risk factors appears in “Part I, Item 1A, “‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015, and such information is incorporated herein by reference. There are no material changes in those risk factors other than those described below.

Risks Related to Our Business Operations

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

Commencing at the end of August 2015, the Washington Post and several other media outlets published stories about the industry in which we operate, certain industry practices and also focused on activities of one industry participant in the Maryland area. These articles gained national attention as well as the attention of members of the federal and state legislatures. Such content may lead government authorities, legislators, state attorneys, judges and other public parties, as well as private attorneys, to examine the structured settlement payment purchasing industry and process and may lead to local or national rule and process changes.

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

Commencing at the end of August 2015, the Washington Post and several other media outlets published stories about the industry in which we operate, certain industry practices and also focused on activities of one industry participant in the Maryland area. These articles gained national attention as well as the attention of members of the federal and state legislatures. Such content may lead government authorities, legislators, state attorneys, judges and other public parties, as well as private attorneys, to examine the structured settlement payment purchasing industry and process and may lead to local or national rule and process changes.

Risks Related to Our Legal and Regulatory Environment

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

In March 2014, the Company and certain of its affiliates were served with Civil Investigative Demands, or CIDs, from the CFPB. The CIDs request various information and documents for the purpose of determining the Company’s compliance with Sections 1031 and 1036 of the Consumer Financial Protection Act of 2010, 12 U.S.C. §§ 5531, 5536; the Truth in Lending Act, 15 U.S.C. §§ 1601 et seq., or its implementing regulations, and other Federal-consumer financial laws. The CIDs appear to be designed to broadly solicit general information about the Company and its business. The Company engaged with the CFPB on the matter and responded to the requests.

On April 29, 2015, J. G. Wentworth, LLC was sent a second CID requesting oral testimony from a representative or representatives addressing various topics including, but not limited to, consumer interaction, various policies and marketing. The Company evaluated the requests, discussed the matters with the CFPB and produced individuals for the requested testimony.

On September 11, 2015, J.G. Wentworth, LLC was sent a third CID from the CFPB requesting various documents and reports/data for the similar purposes as the previous CIDs. We believe that the Company’s practices are fully compliant with applicable law, and are currently reviewing the CIDs and are evaluating and discussing with the CFPB our response.

Risk Factors Related to the Home Lending Acquisition

The goodwill or any other intangible assets that we record in connection with the Home Lending Acquisition may become impaired.

In connection with the accounting for the Home Lending Acquisition, we will record goodwill and any other intangible assets. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and any other indefinite-lived intangible assets have been impaired. Finite-lived intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders’ equity in future periods.

Risks Related to the Home Lending Segment
We may experience financial difficulties as some originators and mortgage servicers have experienced.

Since 2006, a number of originators and servicers of residential mortgage loans experienced serious financial difficulties and, in some cases, ceased operations. These difficulties have resulted, in part, from declining markets for mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions requiring repurchase in the event of early payment defaults or breaches of representations and warranties regarding loan quality, compliance and certain other loan characteristics. Overall, origination volumes are down significantly in the current economic environment. Higher delinquencies and defaults may contribute to these difficulties by reducing the value of mortgage loans and requiring originators to sell their portfolios at a discount. In addition, servicing an increasingly delinquent mortgage loan portfolio increases servicing costs without a corresponding increase in servicing compensation. The value of many residual interests retained by sellers of mortgage loans in the securitization market has also been declining. Any of the foregoing adverse developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Adverse changes in the residential mortgage market would adversely affect our business, financial condition, results of operations and cash flows.

Since 2007, adverse economic conditions, including high unemployment and stagnant or declining incomes and higher taxes, have impacted the residential mortgage market, resulting in unprecedented delinquency, default and foreclosure rates, as well as sharp declines in residential real estate values, all of which have led to increased losses on all types of residential mortgage loans. Falling home prices have resulted in higher LTVs, lower recoveries in foreclosure and an increase in losses above those that would have been realized had property values remained the same or continued to increase. As LTVs increase, borrowers sometimes have insufficient equity in their homes, which prohibits them from refinancing their existing loans. This may also provide borrowers an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments, which we can be referred to as strategic defaults. Increased mortgage defaults negatively impact our servicing business because they increase the costs to service the underlying loans and may ultimately reduce the number of mortgages we service.

Adverse economic conditions also adversely impact our originations business. Declining home prices and increasing LTVs may preclude many potential borrowers, including borrowers in our servicing portfolio, from refinancing their existing loans.
Adverse changes in the residential mortgage market may reduce the number of mortgages we service, reduce the profitability of mortgages we currently service, reduce the number of new mortgages we originate, adversely affect our ability to sell mortgages we originate or increase delinquency rates. Any of the foregoing adverse developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be unable to obtain sufficient capital to meet the financing requirements of our business.
Our financing strategy consists primarily of using repurchase facilities, participation agreements and warehouse lines of credit with major financial institutions and regional banks. As we continue to grow, we will likely need to borrow additional money. Our ability to renew or replace our existing facilities or warehouse lines of credit as they expire and to borrow the additional funds we will need to accomplish our growth strategy is affected by a variety of factors including:

•	the level of liquidity in the mortgage related credit markets;

•	prevailing interest rates;

•	the strength of the lenders that provide us financing;

•	limitations on borrowings on repurchase facilities, participation agreements and warehouse lines of credit;

•	limitations imposed on us under financing agreements that contain restrictive covenants and borrowing conditions that may limit our ability to raise or borrow additional funds; and

•	accounting changes that may impact calculations of covenants in our financing agreements.

We cannot assure you we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all.

In the ordinary course of our business, we borrow money or sell newly-originated loans to fund our mortgage loan origination and servicing operations. Our ability to fund current operations and make advances required under our mortgage loan servicing agreements depends on our ability to secure these types of financings on acceptable terms and to renew or replace existing financings as they expire. Such financings may not be available on acceptable terms or at all.

An event of default, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit-similar to the market conditions that we have experienced during the last five years-may increase our cost of funds and make it difficult for us to renew existing facilities or obtain new financing facilities.

We may seek opportunities to acquire mortgage loan servicing portfolios and/or businesses that engage in mortgage loan servicing and/or mortgage loan originations. Our liquidity and capital resources may be diminished by any such transactions. Additionally, we believe that significant acquisition may require us to raise additional capital to facilitate such a transaction, which may not be available on acceptable terms or at all.

Changes in federal, state and international regulation of the financial institutions that we rely on for financing could increase the cost of funding for those institutions and therefore reduce our sources of funding and increase the costs of originating and servicing mortgage loans. If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to continue to grow our loan origination volume.
Our loan origination operations primarily consist of distributed retail and consumer direct operations. In our consumer direct operations we originate mortgage loans directly with borrowers through telephone call centers or the Internet as well as program leads from our affinity and lead-generation partners, such as Lending Tree and Costco. The volume of loans funded within our loan origination business is subject to multiple factors, including the success of our customer direct originations, our ability to maintain our affinity and lead-generation relationships, changes in interest rates, availability of government programs and consumer credit. Any of these factors could lead to our inability to maintain or grow our loan originations volume, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of September 30, 2015, we were actively licensed in 39 states and the District of Columbia. We plan to become licensed in additional states, which we expect will have a positive impact on our origination growth. However, there are no assurances that we will obtain these additional licenses. If we are unable to obtain additional licenses, we will not be able to grow our business in accordance with our current plans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our earnings may decrease because of changes in prevailing interest rates and any corresponding effects on origination volumes or the value of our assets.

Our profitability is directly affected by changes in prevailing interest rates. The following are the material risks we face related to changes in prevailing interest rates:

•
an increase in prevailing interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both operating expenses and interest expense and could cause a reduction in the value of our assets;

•
an increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a loan may be more difficult for prospective borrowers;

•	an increase in prevailing interest rates would increase the cost of financing servicing advances and loan originations;

•	a decrease in prevailing interest rates may increase prepayment speeds causing our servicing fees to decline more rapidly than anticipated and we may record a decrease in the value of our MSRs;

•
a decrease in prevailing interest rates may lead to higher compensating interest expense and increased amortization expense as we revise downward our estimate of total expected income as prepayment speeds increase; and

•	a decrease in prevailing interest rates could reduce our earnings from our custodial deposit accounts.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, including the commitments we make to prospective borrowers, but no hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increases in delinquencies and defaults could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Falling home prices across the United States have resulted in higher LTVs, lower recoveries in foreclosure, short sales and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. Though housing values have stabilized in some markets, many borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, interest rates have remained at historical lows for an extended period of time. Borrowers with adjustable rate mortgage loans must make larger monthly payments when the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates, as applicable, to the rates computed in accordance with the applicable index and margin. Increases in monthly payments may increase the delinquencies, defaults and foreclosures on a significant number of the loans that we service.

Increased mortgage delinquencies, defaults and foreclosures may result in lower revenue for loans that we service for the GSEs, including FNMA or FHLMC, because we only collect servicing fees at the time they are due from GSEs for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income that we receive on cash held in collection and other accounts because there is less cash in those accounts. Also, increased mortgage defaults may ultimately reduce the number of mortgages that we service.

Increased mortgage delinquencies, defaults and foreclosures will also result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers and to liquidate properties or otherwise resolve loan defaults if payment collection is unsuccessful, and only a portion of these increased costs are recoverable under our servicing agreements. Increased mortgage delinquencies, defaults, short sales and foreclosures may also result in an increase in our interest expense and affect our liquidity as a result of borrowing under our credit facilities to fund an increase in our advancing obligations.

In addition, we are subject to risks of borrower defaults and bankruptcies in cases where we might be required to repurchase loans sold with recourse or under representations and warranties. A borrower filing for bankruptcy during foreclosure would have the effect of staying the foreclosure and thereby delaying the foreclosure process, which may potentially result in a reduction or discharge of a borrower’s mortgage debt. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. For example, foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. If these risks materialize, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The geographic concentration of our servicing portfolio may result in a higher rate of delinquencies and/or defaults.
We have higher concentrations of loans in our servicing portfolio in Virginia and California. As of September 30, 2015, approximately 25% and 13% of the loans we serviced as measured by unpaid principal balances were concentrated in Virginia and California, respectively.

To the extent the states where we have a higher concentration of loans experience weaker economic conditions, greater rates of decline in single-family residential real estate values or reduced demand within the residential mortgage sector relative to the United States generally, the concentration of loans we service in those regions may increase the effect of these risks. Additionally, if states in which we have greater concentrations of mortgage loans were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to higher costs of doing business in those states, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As our origination volume increases in the states of lesser concentration, where we have only recently become licensed and in the additional states where we plan to become licensed, we expect our geographic concentration to change and our origination and servicing of loans could be impacted by geographic concentrations in different states. To the extent those states experience weaker economic conditions or greater rates of decline in single-family residential real estate values, the concentration of loans we originate and service in those regions may increase the effect of the risks to our business.

We may incur losses due to changes in prepayment rates.
Our MSRs carry interest rate risk because the total amount of servicing fees earned, as well as changes in fair-market value, fluctuate based on expected loan prepayments (affecting the expected average life of a portfolio of residential MSRs). The rate of prepayment of residential mortgage loans may be influenced by a variety of factors, including, but not limited to, changing national and regional economic trends (such as recessions or depressed real estate markets), the difference between interest rates on existing residential mortgage loans relative to prevailing residential mortgage rates, or other terms that can affect the amount of payments borrowers make on mortgage loans, such as the rates or fees applicable to private or government-provided mortgage insurance. Changes in prepayment rates are therefore difficult for us to predict. An increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest and principal of their obligations. During periods of declining interest rates, many residential borrowers refinance their mortgage loans. The loan servicing fee income (related to the residential mortgage loan servicing rights corresponding to a mortgage loan) decreases as mortgage loans are prepaid. Consequently, the fair value of portfolios of residential mortgage loan servicing rights tend to decrease during periods of declining interest rates, because greater prepayments can be expected and, as a result, the amount of loan servicing income received also decreases.

Federal, state and local laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our origination and servicing businesses, the fees we may charge, and the services we provide. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. In particular, the CFPB and applicable state agencies have the power to levy fines or file suits against us or compel settlements with monetary penalties and operation requirements, and a material failure to comply with any state laws or regulations could result in the loss or suspension of our licenses in the applicable jurisdictions where such violations occur. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, there continue to be changes in legislation and licensing requirements that are intended to improve the consumer mortgage loan experience, which require technological changes and additional implementation costs for mortgage loan originators and servicers, such as the implementation of the TILA-RESPA Integrated Disclosure rule, which became effective on October 3, 2015. We expect legislative and licensing changes will continue in the foreseeable future, which will likely increase our operating expenses. Furthermore, there continue to be changes in state and federal laws and regulations that are adverse to mortgage originators and servicers that increase costs and operational complexity of our business and impose significant penalties for violation. Any of these changes in the law could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans generally and foreclosure actions in particular. These laws, regulations and rules may result in significant increases in the time period to conduct the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt and increased servicing advances. In some cases, local governments have ordered moratoriums on foreclosure activity, which prevent a servicer or trustee, as applicable, from exercising any remedies they might have in respect of liquidating a severely delinquent mortgage loan. Several courts also have taken unprecedented steps to slow the foreclosure process or prevent foreclosure altogether.

Certain proposed federal and state legislation would permit borrowers in bankruptcy to restructure mortgage loans secured by primary residences. Bankruptcy courts could, if this legislation is enacted, reduce the principal balance of a mortgage loan that is secured by a lien on mortgaged property, reduce the mortgage interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan.

We originate and sell FHA, VA and USDA loans. Housing reform legislation may impact the lending qualification and limits of these programs, which may adversely impact our volume of FHA, VA and USDA loan originations in the future and may increase the price of our mortgage insurance premiums or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are highly dependent upon programs administered by GSEs such as FNMA and FHLMC to generate revenues through mortgage loan sales to institutional investors.

There are various proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. Thus, the long-term future of the GSEs is still in doubt.

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, GNMA, and others that facilitate the issuance of MBS in the secondary market. These entities play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by one of these entities. We also derive other material financial benefits from these relationships, including the assumption of credit risk on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If it is not possible for us to complete the sale or securitization of certain of our mortgage loans due to changes in GSE programs, we may lack liquidity under our mortgage financing facilities to continue to fund mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted.

Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Unlike banks and similar financial institutions with which we compete, we are subject to state licensing and operational requirements that result in substantial compliance costs.

Because we are not a depository institution, we do not benefit from an exemption to state mortgage banking, loan servicing or debt collection licensing and some regulatory requirements that is generally given to a depository institution under state law. We must comply with state licensing requirements and varying compliance requirements in each of the 39 states and the District of Columbia, in which we actively do business. Future regulatory changes may increase our costs through stricter licensing laws, disclosure laws or increased fees, or may impose conditions to licensing that we are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business would be adversely affected if we lose our licenses or if we are unable to obtain licenses in new markets.
Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage loan servicing companies and mortgage loan origination companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company or third party debt default specialist, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local laws. But we may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and could have a material adverse effect on our business, financial condition, results of operations and cash flows. The states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material and adverse effect on our business, financial condition or results of operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to maintain or grow our business if we cannot originate and/or acquire MSRs or enter into additional subservicing agreements on favorable terms.

Our servicing portfolio is subject to “run off,” meaning that mortgage loans we service may be prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain and grow the size of our servicing portfolio depends on our ability to originate additional mortgages, to recapture the servicing rights on loans that are refinanced, and to acquire MSRs or enter into subservicing agreements. We may not be able to originate a sufficient volume of mortgage loans, recapture a sufficient volume of refinanced loans, acquire MSRs or enter subservicing agreements on additional pools of mortgage loans with sufficient volume or on terms that are favorable to us or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We use financial models and estimates in determining the fair value of certain assets, such as MSRs, commitments to originate loans, mortgage loans held for sale and related hedging instruments. If our estimates or assumptions prove to be incorrect, we may be required to record negative fair value adjustments.

We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs when they are initially acquired and newly originated loans held for sale for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining the value for MSRs, we make certain assumptions, many of which are beyond our control, including, among other things:

•	the rates of prepayment and repayment;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	ancillary fee income; and

•	amounts of future servicing advances.

If these assumptions or relationships prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain of our assets may decrease. We may be required to record impairment charges, which could impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to recapture loans from borrowers who refinance.
One of the focuses of our origination efforts is “recapture,” which involves actively working with existing borrowers to refinance their mortgage loans with us instead of another originator of mortgage loans. Borrowers who refinance have no obligation to refinance their loans with us and may choose to refinance with a different originator. If borrowers refinance with a different originator, this decreases the profitability of our primary servicing portfolio because the original loan will be repaid, and we will not have an opportunity to earn further servicing fees after the original loan is repaid. Moreover, recapture allows us to generate additional loan servicing rights more cost-effectively than MSRs acquired on the open market. If we are not successful in recapturing our existing loans that are refinanced, our servicing portfolio will become increasingly subject to run-off, and we may need to purchase additional MSRs on the open market to add to our servicing portfolio, which would increase ours costs and risks and decrease the profitability of our servicing business.

We depend on the accuracy and completeness of information about borrowers, counterparties and other third-parties, which could be intentionally or negligently misrepresented.
In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We additionally rely on representations from public officials concerning the licensing and good standing of the third party mortgage brokers through which we do business. While we have a practice of independently verifying the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, if any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We have controls and processes designed to help us identify misrepresented information in our loan originations operations; however, we may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, when we originate loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to the loan funding, the value of the loan may be significantly lower than expected, and we may be subject to repurchase or indemnification obligations under loan sales agreements. Whether a misrepresentation is made by the loan applicant, the broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is not typically saleable if the misrepresentation is detected prior to sale. If a misrepresentation is detected after sale of a loan, the loan may be subject to repurchase. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered as a result of their actions.

GSE actions may negatively impact our MSRs and business.

In January 2011, the FHFA instructed the GSEs to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. The FHFA has released progress reports on the implementation of these efforts and outlined (i) the development of a new Contractual and Disclosure Framework that will align the contracts and data disclosures that support the mortgage-backed securities and set uniform contracts and standards for MBS that carry no or only a partial federal guarantee; (ii) the development of a common securitization platform that will perform major elements of the securitization process and eventually act as the agent of an issuer; and (iii) the initiation of a Uniform Mortgage Data Program to implement uniform data standards for single-family mortgages. There can be no certainty regarding what the GSEs may propose as alternatives to current servicing compensation practices, or when any such alternatives would become effective.

Although MSRs that have already been created may not be subject to any changes implemented by the GSEs, it is possible that, because of the significant role of GSEs in the secondary mortgage market, any changes they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that the current mortgage servicing practices and compensation do not appropriately serve broader housing policy objectives. Changes to the residential mortgage servicing and compensation system could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The ongoing implementation of the Dodd-Frank Act will increase our regulatory compliance burden and associated costs and place restrictions on certain originations and servicing operations.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things: (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies; (ii) the creation of CFPB authorized to promulgate and enforce consumer protection regulations relating to financial products; (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies; (iv) enhanced regulation of financial markets, including the derivatives and securitization markets; and (v) amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations.

Since 2011, the CFPB implemented certain provisions of the Dodd-Frank Act relating to mortgage originations and mortgage servicing. In 2014, a risk retention requirement was adopted under the Dodd-Frank Act that requires securitizers to retain a minimum beneficial interest in MBS they sell through a securitization, absent certain qualified residential mortgage, or QRM, exemptions. Once implemented, the risk retention requirement may result in higher costs of certain origination operations and impose on us additional compliance requirements to meet servicing and origination criteria for QRMs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The ongoing implementation of the Dodd-Frank Act, including the implementation of the new origination and servicing rules by the CFPB, the implementation of the new integrated disclosures under the Truth in Lending Act and Real Estate and Settlement Procedures Act, and the CFPB’s continuing examination of our industry, will increase our regulatory compliance burden and associated costs and place restrictions on our originations, servicing and financing operations, which could in turn have a material adverse effect on our business, financial condition, results of operations and cash flows.

State or federal governmental examinations, legal proceedings or enforcement actions and related costs could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are routinely involved in regulatory reviews and legal proceedings concerning matters that arise in the ordinary course of our business. An adverse result in regulatory actions or examinations or private lawsuits may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of purported class action lawsuits and regulatory actions by state regulators and other industry participants have been the subject of actions by state Attorneys General. Regulatory investigations, both state and federal, can be either formal or informal. The costs of responding to the investigations can be substantial. In addition, government-mandated changes to disclosure requirements and servicing practices could lead to higher costs and additional administrative burdens, in particular regarding record retention and informational obligations.

The enforcement consent orders by, agreements with, and settlements of, certain federal and state agencies against other mortgage servicers related to foreclosure practices could impose additional compliance costs on our servicing business.

The federal and state agencies overseeing certain aspects of the mortgage market have entered into settlements and enforcement consent orders with other mortgage servicers regarding foreclosure practices that primarily relate to mortgage loans originated during the credit crisis. The enforcement consent orders require the servicers, among other things, to: (i) make significant modifications in practices for residential mortgage loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (ii) establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iii) establish robust oversight and controls pertaining to their third party vendors, including outside legal counsel, that provide default management or foreclosure services.

Although we are not a party to any of these settlements and enforcement consent orders and lack the legacy loans that gave rise to these settlements and enforcement consent orders, the practices set forth in those settlements and consent orders are being adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices. We may also become required to comply with these practices by our servicing agreements. While we have made and continue to make changes to our operating policies and procedures in light of these settlements and consent orders, further changes could be required, and changes to our servicing practices will increase compliance costs for our servicing business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our foreclosure proceedings in certain states may be delayed due to inquiries by certain state Attorneys General, court administrators and state and federal government agencies, the outcome of which could have an adverse effect on our business, financial condition and results of operations.

Allegations of irregularities in foreclosure processes, including so-called “robo-signing” by mortgage loan servicers, have gained the attention of the Department of Justice, regulatory agencies, state Attorneys General and the media, among other parties. Certain state Attorneys General, court administrators and government agencies, as well as representatives of the federal government, have issued letters of inquiry to mortgage servicers requesting written responses to questions regarding policies and procedures, especially with respect to notarization and affidavit procedures. Even though we have not received any letters of inquiry and we do not have the legacy loans that have been examined for irregularities in the foreclosure process, our operations may be affected by regulatory actions or court decisions that are taken in connection with these inquiries. In addition to these inquiries, several state Attorneys General have requested that certain mortgage servicers suspend foreclosure proceedings pending internal review to ensure compliance with applicable law.

The current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and we may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our financing facilities, delay the recovery of advances, or result in compensatory fees being imposed against us by a GSE or the FHFA for delaying the foreclosure process, all or any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur increased costs and related losses if a borrower challenges the validity of a foreclosure action, if a court overturns a foreclosure or if a foreclosure subjects us to environmental liabilities.

We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, in the course of our business, it is necessary to foreclose and take title to real estate, which could subject us to environmental liabilities with respect to these properties. Hazardous substances or waste, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. We could be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at such properties. The costs associated with investigation or remediation activities could be substantial and could substantially exceed the value of the real property. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. We may be unable to recover costs from any third party. These occurrences may materially reduce the value of the affected property, and we may find it difficult or impossible to use or sell the property prior to or following any environmental remediation. Significant environmental liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Insurance on real estate securing mortgage loans and real estate securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, that result from such events as earthquakes, hurricanes, floods, acts of war or terrorism, and that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be required to indemnify purchasers of the mortgage loans we originate or of the MBS backed by such loans or to repurchase the related loans if the loans fail to meet certain criteria or characteristics.

The indentures governing our securitized pools of mortgage loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify purchasers of the loans we originate or of the MBS backed by such loans or to repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•	our representations and warranties concerning loan quality and loan circumstances are inaccurate;

•	we fail to secure adequate mortgage insurance within a certain period after closing;

•	a mortgage insurance provider denies coverage; or

•	we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment.

We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify them or repurchase loans they have purchased and would benefit from enforcing any indemnification and repurchase remedies they may have. Our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. If we are required to indemnify or repurchase loans that we originate and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.

We are required to follow the guidelines of GNMA and the GSEs and are not able to negotiate our fees with these entities for the purchase of our loans.

In our transactions with GNMA and the GSEs, we are required to follow specific guidelines that impact the way we service and originate mortgage loans including:

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures; and

•	the amount of non-reimbursable advances.

In particular, the FHFA has directed GSEs to align their guidelines for servicing delinquent mortgages they own or guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, FHFA has directed FNMA to assess compensatory fees against servicers in connection with delinquent loans, foreclosure delays, and other breaches of servicing obligations.

We cannot negotiate these terms with the GSEs, and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing our fees or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, pay legal expenses and fund other protective advances. We also advance funds to maintain, repair and market real estate properties that we service that are in the foreclosure process or have been foreclosed. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. With respect to loans in GNMA pools, advances are not recovered until the loan becomes current or we make a claim with the FHA or other insurer, and our right to reimbursement is capped. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our cash flows and liquidity. An increase in delinquency and default rates on the loans that we service will increase the need for us to make advances. The above could occur in a distressed economic environment, and thus, we may find it difficult to retain our warehouse financing, which finances our business. If so, then we could find it extremely difficult to continue operations. Even if this combination of risks does not occur at the same time, any increase in delinquency or delay in our ability to collect an advance may adversely affect our cash flows and liquidity, and our inability to be reimbursed for an advance could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, as we continue to grow our originations to increase our loan servicing portfolio, the potential for negative operating cash flows will likely continue in the future.

Our investments in mortgage loans and MSRs may become illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Our investments in mortgage loans and MSRs may become illiquid. If that were to occur, it may be difficult or impossible to obtain or validate third party pricing on the investments we purchase. Illiquid investments also typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. We cannot predict if our mortgage loans or MSRs may become illiquid, or when such event may occur, though some factors that have contributed to periods of illiquidity for these assets generally in the past have been weak economic conditions, rates of decline in single-family residential real estate values and volatile interest rates. Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value.

Borrowers with adjustable rate mortgage loans are especially exposed to increases in monthly payments and they may not be able to refinance their loans, which could cause delinquency, default and foreclosure and therefore adversely affect our business.

Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upwards adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase the cost of servicing the mortgage loans we service and reduce the number of mortgage loans we service.

Challenges to the MERS® System could have a material adverse effect on our business, financial condition, results of operations and cash flows.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc., or MERS, a wholly-owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We use MERS as a nominee on all of our loans. The MERS System is widely used by participants in the mortgage finance industry.

 Several legal challenges in the courts and by governmental authorities have been made disputing MERS’s legal standing to initiate foreclosures or act as nominee for lenders in mortgages and deeds of trust recorded in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. Although most legal decisions have accepted MERS as mortgagee, these challenges could result in delays and additional costs in commencing, prosecuting and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties and submitting proofs of claim in borrower bankruptcy cases.

We may be subject to liability for potential violations of predatory lending and ability to repay laws.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. federal Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. Additionally, the CFPB has implemented a rule that requires lenders to make a reasonable, good faith determination of a consumer’s ability to repay a mortgage loan. This rule defines certain types of loans as “qualified mortgages” and creates a presumption that qualified mortgages satisfy the ability to repay standard. Non-qualified mortgages do not receive a presumption of a consumer’s ability to repay. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our production loans are found to have been originated in violation of predatory, ability to repay or abusive lending laws, we could incur penalties, fines and other expenses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our counterparties may terminate our MSRs and subservicing contracts.

The owners of the loans we service and the primary servicers of the loans we subservice may, under certain circumstances, terminate our MSRs or subservicing contracts. GNMA may terminate our status as an issuer if we fail to comply with servicing standards or otherwise breach our agreement with GNMA. If this were to happen, GNMA would seize our MSRs and not compensate us for our MSRs.

As is standard in the industry, under the terms of our master servicing agreements with GSEs, GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and the GSEs also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with GSEs. Some GSEs may also have the right to require us to assign the MSRs to a subsidiary and sell our equity interest in the subsidiary to a third party. Under our subservicing agreements, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. We expect to continue to acquire subservicing rights, which could exacerbate these risks. If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The success and growth of our mortgage loan origination business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan origination business is dependent upon our ability to interface effectively with our borrowers and other third parties and to process loan applications efficiently. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, interface with borrowers and other third parties through electronic means and underwrite loan applications using specialized software. Implementing new technology and maintaining the efficiency of the current technology used in our operations may require significant capital expenditures. As these requirements increase in the future, we will have to develop these technological capabilities fully to remain competitive or our business will be significantly harmed.

Our vendor relationships subject us to a variety of risks.

We have significant vendors that, among other things, provide us with financial, technology and other services to support our mortgage loan servicing and origination businesses. With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor, including but not limited to, monitoring compliance with our predetermined policies and procedures and monitoring the status of payment processing operations. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, in April 2012 the CFPB issued CFPB Bulletin 2012-03 which states that supervised banks and non-banks could be held liable for actions of their service providers.  As a result, we could be exposed to liability, CFPB enforcement actions or other administrative penalties if the vendors with whom we do business violate consumer protection laws.

Any failure of our internal security measures or breach of our privacy protections could cause harm to our reputation and subject us to liability, any of which could adversely affect our business, financial condition, results of operations and cash flows.

In the ordinary course of our business, we receive and store certain confidential information concerning borrowers. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. If a third party were to compromise or breach our security measures or those of our vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations and expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Any of the foregoing risks could adversely affect our business, financial condition, results of operations and cash flows. In addition, some of our third party service providers may be subject to enhanced regulatory scrutiny due to regulatory findings during examinations of such service provider(s) conducted by federal regulators. While we intend to subject such vendor(s) to higher scrutiny and monitor any corrective measures that the vendor(s) are or would undertake if applicable, we are not able to fully mitigate any risk which could result from a breach or other operational failure caused by this, or any other vendor’s breach.

Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition, results of operations and cash flows.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our borrowers and other business partners. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity.

A successful penetration or circumvention of the security of our systems or a defect in the integrity of our systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.

If we are unable to meet or maintain the necessary financial covenant requirements with lenders or satisfy, or obtain waivers from, the continuing covenants, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, litigation judgment thresholds, debt ratios, profitability levels and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and as such allows the lender to pursue certain remedies, which may constitute a cross default under other agreements.

Competition in the residential mortgage industry and real estate services business is intense and may adversely affect our business operations and financial performance; the dominance of a limited number of companies may affect our ability to operate and compete effectively.

Competition in the residential mortgage is intense. Plus, the mortgage business has experienced substantial consolidation. Our competitors include banks, thrifts, credit unions, real estate brokerage firms, mortgage brokers, asset management companies, and mortgage banking companies. Several of our competitors enjoy advantages, including greater financial resources and access to capital, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage companies have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection, resulting in a consolidation of companies in such industries. The dominance of a limited number of companies have made it difficult to compete effectively, as such it may adversely affect our business, financial condition, results of operations and cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our share repurchase program by the Company for the period ended September 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
As of December 31, 2014	458,705	—	458,705	10,533,269
January 2015	117,800	9.41	117,800	9,417,334
February 2015	46,800	10.06	46,800	8,946,339
March 2015	116,668	10.35	116,668	7,736,365
April 2015	81,700	10.30	81,700	6,893,718
May 2015	576,661	9.38	150,329	5,427,407
June 2015	284,700	9.88	284,700	2,655,348
July 2015	289,315	9.15	289,315	—
Total	1,972,349		1,546,017

In May of 2014, our Board of Director's approved a share repurchase program, authorizing us to use up to an aggregate of $15 million to repurchase shares of our issued and outstanding Class A common stock, par value $0.00001 per share. We may make purchases under this share repurchase program from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws. This share repurchase program does not obligate us to acquire any particular amount of Class A common stock, may be suspended, modified, or discontinued at any time, and has no set expiration date. This share repurchase program was completed in July of 2015.

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

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit 10.1
Third Amendment to Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of July 15, 2015.

Exhibit 21.1	Subsidiaries of The J.G. Wentworth Company
Exhibit 31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a).
Exhibit 31.2	Chief Accounting Officer — Certification pursuant to Rule 13a-14(a).
Exhibit 32.1	Chief Executive Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Exhibit 32.2	Chief Accounting Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	XBRL Instant Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE J.G. WENTWORTH COMPANY

November 9, 2015	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

November 9, 2015	By:	/s/ Scott E. Stevens
Scott E. Stevens
Chief Financial Officer