Form 10-K
period 2015-12-31
J.G. Wentworth Co
filed 2016-03-10
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $123.6 million, based on a closing price of $9.20.

The number of shares of the registrant's Class A common stock, par value $0.00001 per share, outstanding was 15,728,041 as of February 29, 2016. The number of shares of the registrant's Class B common stock, par value $0.00001 per share, outstanding was 8,715,024 as of February 29, 2016.

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

Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance and achievements in future periods to differ materially from those expressed or implied by such forward-looking statements. Although we have attempted to identify important risk factors that could cause actual actions, events or results to differ materially from those described in or implied by our forward-looking statements, a number of factors could cause actual results, performance or achievements to differ materially from the results expressed or implied in the forward-looking statements. We cannot assure you that forward-looking statements will prove to be accurate, as actual actions, results and future events could differ materially from those anticipated or implied by such statements.

These forward-looking statements are made as of the date of this Annual Report on Form 10-K and except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Annual Report on Form 10-K, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Annual Report on Form 10-K. As set forth more fully under “Part 1, Item 1A. ‘Risk Factors’” in this Annual Report on Form 10-K, these risks and uncertainties include, among other things:

•	our ability to execute on our business strategy;

•	our ability to successfully compete in the industries in which we operate;

•	our dependence on the effectiveness of direct response marketing;

•	our ability to retain and attract qualified senior management;

•	any improper use of or failure to protect the personally identifiable information of past, current and prospective customers to which we have access;

•
our ability to upgrade and integrate our operational and financial information systems, maintain uninterrupted access to such systems and adapt to technological changes in the industries in which we operate;

•	our dependence on third parties, including our ability to maintain relationships with such third parties and our potential exposure to liability for the actions of such third parties;

•	damage to our reputation and increased regulation of our industries which could result from unfavorable press reports about our business model;

•	the accuracy of the estimates and assumptions of our financial models;

•	infringement of our trademarks or service marks;

•	our ability to maintain our state licenses or obtain new licenses in new markets;

•	changes in, and our ability to comply with, federal, state and local laws and regulations governing us;

•	our business model being susceptible to litigation;

•	our ability to continue to purchase structured settlement payments and other financial assets;

•	the public disclosure of the identities of structured settlement holders maintained in our proprietary database;

•	our dependence on the opinions of certain credit rating agencies of the credit quality of our securitizations;

•	our ability to complete future securitizations, other financings or sales on favorable terms;

•	the insolvency of a material number of structured settlement issuers;

•	adverse changes in the residential mortgage lending and real estate markets, including any increases in defaults or delinquencies, especially in geographic areas where our loans are concentrated;

•	our ability to grow our loan origination volume, acquire MSRs and recapture loans that are refinanced;

•	changes in the guidelines of government-sponsored entities, or GSEs, or any discontinuation of, or significant reduction in, the operation of GSEs;

•	potential misrepresentations by borrowers, counterparties and other third-parties;

•	changes in prevailing interest rates and our ability to mitigate interest rate risk through hedging strategies;

•	our ability to obtain sufficient working capital at attractive rates; and

•	our ability to remain in compliance with the terms of our substantial indebtedness.

PART I

EXPLANATORY NOTE

On September 30, 2014, JGWPT Holdings, Inc. changed its name to The J.G. Wentworth Company and on October 8, 2014, JGWPT Holdings, LLC changed its name to The J.G. Wentworth Company, LLC, or JGW LLC. Unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and similar references in this Annual Report on Form 10-K refer: (i) following the consummation of our initial public offering, or the IPO, and related concurrent transactions on November 14, 2013, collectively, to The J.G. Wentworth Company and, unless otherwise stated, all of its subsidiaries, and (ii) prior to the completion of our IPO and related concurrent transactions on November 14, 2013, collectively, to J.G. Wentworth, LLC and, unless otherwise stated, all of its subsidiaries.

Item 1.         Business

Our Company

We are a diversified financial services company that specializes in providing solutions to consumers in need of cash. Our direct-to-consumer businesses use the internet, television, direct mailing, and other channels to offer a variety of solutions including structured settlement payment purchasing, mortgage origination (both purchase and refinancing), prepaid cards, and access to personal lending. We warehouse, securitize, sell or otherwise finance the financial assets that we purchase in transactions that are structured to ultimately generate cash proceeds to us that exceed the purchase price we paid for those assets.

We manage our company through two business segments, (i) Structured Settlements and Annuity Purchasing and (ii) Home Lending. We had revenue of $296.4 million for the year ended December 31, 2015: $269.6 million from our Structured Settlements and Annuity Purchasing segment and $26.7 million from our Home Lending segment which we acquired in an acquisition on July 31, 2015. Our Structured Settlements and Annuity Purchasing segment provides liquidity to customers by purchasing structured settlement, annuity and lottery payment streams. Our Structured Settlements and Annuity Purchasing segment also includes prepaid card solutions, providing access to personal lending and funding for pre-settled legal claims as well as our corporate activities. Our Home Lending segment specializes in originating, selling and servicing residential mortgage loans. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations," or Item 7, for financial information for each of our segments. The financial information related to the operation of our Home Lending segment, and used for calculations in Item 7, which is contained elsewhere herein, began as of July 31, 2015, which is the date we acquired our Home Lending business.

In recent years we have focused on leveraging our brands, direct marketing capabilities and operational and underwriting capabilities to enter into new lines of business. We have executed on this strategy in 2015 through the acquisition of our mortgage lending business, J.G. Wentworth Home Lending, and the development of our prepaid card solutions and our platform for access to personal lending. As of December 31, 2015, our prepaid card solutions and personal lending platform were still in the nascent stage of development and had not generated significant revenues. Following this expansion, we are focusing on integration, stabilization and profitability, while also planning to grow our nascent lines of business.

Structured Settlements and Annuity Purchasing

Structured Settlements, Annuities and Lottery Receivables

Through our Structured Settlements and Annuity Purchasing segment, we serve the needs of our customers by providing them with cash in exchange for a certain number of their fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including debt reduction, housing, automotive, business opportunities, education and healthcare costs. We provide liquidity to our customers through:

•
Purchasing Structured Settlement Payments. Structured Settlements are financial tools used by insurance companies to settle claims on behalf of their customers. They are contractual arrangements under which an insurance company agrees to make periodic payments to an individual as compensation for a claim typically arising out of personal injury. These payments fall into two categories: guaranteed structured settlement payments, which are paid out until maturity regardless of the status of the beneficiary, and life contingent structured settlement payments, which cease upon the death of the beneficiary. Often, due to changes in their life circumstances, these individuals need a cash payment up front rather than such periodic payments, and we offer them that liquidity. We purchase all or part of these structured settlement payments at a discount to the aggregate face amount of the future payments in exchange for a single up-front payment. These future structured settlement payments are generally disbursed to us directly by an insurance company. The structured settlement payments we purchase have long average lives of more than ten years and cannot be prepaid. Since the enactment of the federal Victims of Terrorism Tax Relief Act of 2001 (the “Tax Relief Act”), every one of our structured settlement payment stream purchases has been reviewed and approved by a judge. Based on information provided by the National Association of Settlement Purchasers, we believe we are the largest purchaser of structured settlement payments in the United States.

•
Purchasing Annuities. Annuities are insurance products purchased by individuals from insurance companies entitling the beneficiary to receive a pre-determined stream of periodic payments. Often these individuals would prefer a cash payment up front rather than such periodic payments, and we offer them that liquidity. We purchase all or part of the annuity payments at a discount to the aggregate face amount of future payments in exchange for a single up-front payment.

•
Purchasing Lottery Receivables. Lotteries are prizes that generally have periodic payments and are typically backed by state lottery commission obligations or insurance company annuities. Some winners may prefer a cash payment up front rather than such periodic payments, and we offer them that liquidity. We purchase all or part of the lottery receivables at a discount to the aggregate face amount of future payments in exchange for a single up-front payment to the lottery winners. As in the case of structured settlement payments, every one of our purchases of lottery receivables is reviewed and approved by a judge.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market principally at financing rates that are below our cost to purchase the payment streams. We purchase future payment streams from our customers for a single up-front cash payment based upon a discount rate that is negotiated with each of our customers. We fund our purchases of payment streams with short and long-term non-recourse financing. We initially fund our purchase of structured settlement payments and annuities through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $750.0 million at December 31, 2015. We regularly assess our financing sources and adjust the nature and amount of our committed warehouse lines in light of current and projected market conditions. Subsequent to December 31, 2015 and in connection with our routine assessment of financing sources, we terminated a committed warehouse line that provided $50.0 million of funding capacity, and may seek to amend our remaining warehouse facilities to better reflect our financing needs. We also intend to undertake a sale or securitization of these assets multiple times per year, subject to our discretion, in transactions that are designed to generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment streams using a combination of other committed financing sources, cash on hand and our operating cash flow.

We refer to undiscounted total receivable balances that we have purchased as TRB. TRB purchases for the years ended December 31, 2015 and 2014 were $987.6 million and $1,077.8 million, respectively. Because our purchase and financing of periodic payment streams is undertaken on a positive cash flow basis, we view our ability to purchase payment streams as key to our business model. We continuously monitor the efficiency of marketing expenses and the hiring and training of personnel engaged in the purchasing process. Another key feature of our business model is our ability to aggregate payment streams from many individuals and from a well-diversified base of payment counterparties.

We operate with multiple brands, two of which are highly recognizable brands in the segment, J.G. Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or, in many cases, lotteries. From 1995 we have invested significant resources in marketing to establish our brand names and increase customer awareness through multiple media outlets. As a result of our substantial marketing investment, we believe our two core brands are two of most recognized brands in their product category. Additionally, since 1995 we have been building proprietary databases of current and prospective customers, which we continue to grow through our marketing efforts and which we consider a key differentiator from our competitors.

Personal Lending and Prepaid Cards

As part of our diversification strategy, we have recently entered the personal lending and prepaid card businesses. These product lines are still developing and we expect them to grow in the coming years. In both of these lines, we do not lend to customers and are not exposed to credit or default risk; rather, we earn fees by leveraging our direct-to-consumer marketing channels and brand recognition to connect lenders and consumers.

Personal Lending

Personal loans are unsecured loans, for which borrowers do not have to provide collateral. We have created a personal lending marketplace where consumers seeking personal loans can access specialty finance providers, alternative lending platforms and other lenders or intermediaries online or on the phone. We refer to these various types of lenders as our marketplace lenders. We do not charge consumers for the use of our marketplace services; revenue is generated from upfront match fees paid on delivery of a lead and the closing of the loan.

Prepaid Cards

A prepaid card is a card that can be used to access money that has been paid to the card account in advance. There are a number of different types of prepaid cards. We have launched a General Purpose Reloadable, or GPR card and a Consumer Incentive card. In each case, we act as a program manager and distributor of the card and have chosen to partner with third-party service providers to serve as the card-issuer, card-processor and as our network partner. A GPR card can be reloaded by a consumer to add more money after the funds originally loaded to the card account have been exhausted. We have branded our proprietary, bank-issued GPR card as The J.G. Wentworth Cash Now™ Visa® Card. GPR cards have features similar to a typical bank checking account, including fee-free direct deposit, in-store and on-line purchasing capability wherever a credit card is accepted, bill payment and ATM cash access. Fees are charged to consumers for monthly account maintenance and other transactions, some of which are waived if certain conditions are met. We also sell customizable GPR cards to third party businesses.
A Consumer Incentive card is non-reloadable and can only be funded for a single load by a corporate entity, in this case, us. We have branded our proprietary, bank-issued Consumer Incentive card as The J.G. Wentworth Visa® Reward Card. We have begun to use The J.G. Wentworth Visa® Reward Card to support our structured settlement consumer acquisition and retention efforts by using the cards in place of paper checks. We also sell customizable Consumer Incentive cards to third-party businesses. In connection with our GPR and Consumer Incentive cards, we earn account maintenance and other transaction fees based on consumers’ use of the cards. We also earn fees when we sell GPR and Consumer Incentive cards to third-party businesses.

Pre-Settlement Funding
Pre-settlement funding is a transaction with a plaintiff that has a pending personal injury claim to provide liquidity while awaiting settlement. These are not loans; rather, we are assigned an interest in the settlement proceeds of the claim and, if and when a settlement occurs, payment is made to us directly via the claim payment waterfall, not from the claimant. If the plaintiff’s claim is unsuccessful, the purchase price and accrual of fees thereon are written off. In April 2015 we stopped purchases of finance receivables associated with pre-settlement funding transactions. We do, however, continue to broker such transactions to third parties in exchange for broker or referral fees. We also continue to service $44.3 million in gross finance receivables (at cost) related to pre-settlement funding transactions that we purchased prior to the cessation of related funding activities.

Home Lending

Through our Home Lending segment, we serve our customers by originating and servicing U.S. residential mortgage loans. We originate primarily conventional, Federal Housing Administration, or FHA, and Veterans Administration, or VA, mortgage loans. We transfer mortgage loans into pools of Government National Mortgage Association, or Ginnie Mae, and Federal National Mortgage Association, or Fannie Mae, mortgage backed securities, or MBSs, and sell whole mortgage loans to third party investors in the secondary market. Our principal revenue channels include: (i) gains on the sale of mortgage loans from loan securitizations and whole loan sales; (ii) fee income from mortgage originations; (iii) service income from loan servicing and (iv) interest income on mortgage loans held for sale. We currently offer the following mortgage loan products:

•
Prime Conforming Mortgage Loans. Prime conforming mortgage loans are prime credit quality first-lien mortgage loans secured by a residential property that meet or “conform” to the underwriting standards established by Fannie Mae for inclusion in their guaranteed mortgage securities programs.

•
Prime Non-conforming Mortgage Loans. Prime non-conforming mortgage loans are prime credit quality first-lien mortgage loans secured by residential property that do not conform to the underwriting standards established by Fannie Mae, because they have original principal amounts exceeding Fannie Mae limits.

•
Government Mortgage Loans. Government mortgage loans are first-lien mortgage loans secured by owner occupied residences that are insured by the FHA or U.S. Department of Agriculture, or USDA, or guaranteed by the VA and securitized into Ginnie Mae securities.

Our Home Lending segment operates through our wholly-owned subsidiary, J.G. Wentworth Home Lending, LLC (formerly known as WestStar Mortgage, Inc.), or Home Lending, which we acquired in July 2015 for $74.6 million. Home Lending is a residential mortgage lender with active licenses in 39 states and the District of Columbia and is an approved Title II, non-supervised direct endorsement mortgagee with the United States Department of Housing and Urban Development. In addition, Home Lending is an approved issuer with Ginnie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, the USDA and the VA, as well as an approved seller/servicer with Fannie Mae. All of Home Lending’s underwriting, closing, funding, and corporate functions are managed centrally at its headquarters in Woodbridge, Virginia. However, we rely on sales and sales support staff (including loan officers, processors, and administrative staff) located throughout the country.
Our loan origination operations primarily consist of distributed retail and affinity relationship operations. In our distributed retail channel, we generate leads and originate loans from business and personal referrals as well as from previous customers via our 16 branch locations that are located in 11 states. In our affinity relationship channel, we generate program leads from our lead-generation partners and originate mortgage loans directly with borrowers through our six telephone call centers or the Internet. We are in the process of implementing other channels to originate loans that leverage our direct-to-consumer marketing experience and our highly recognized brand name in the financial services industry. For the five months ended December 31, 2015, 19.7% of our originations were through our distributed retail operations and 80.3% were through our affinity relationships. After originating loans, we transfer those mortgage loans into pools of Ginnie Mae and Fannie Mae MBSs, and/or sell whole mortgage loans to third party investors in the secondary market.

Servicing primarily involves loan administration, payment processing, mortgage escrow account administration, collection of insurance premiums, response to homeowner inquiries, loss mitigation solutions including loan modifications and supervision of foreclosures and property dispositions on behalf of the owners of the loans. These activities generate reliable and recurring revenues and cash flows. Revenues primarily consist of servicing fees which are generally expressed as basis points of the outstanding unpaid principal balance and ancillary revenues (e.g., late fees, modification fees, incentive fees). As of December 31, 2015, we service approximately 12,500 loans with an aggregate outstanding principal balance of $3.0 billion. Our servicing portfolio includes mortgage servicing rights or MSRs, which are rights we own and record as assets to service traditional residential mortgage loans for others either as a result of a purchase transaction or from the sale and securitization of loans we originate. We have elected to mark this portfolio to fair value each quarter. Due principally to servicer advance requirements, MSRs require capital and liquidity; however, such advances are generally financeable. We sub-contract the actual servicing to a third-party provider.

Industry Overview

As a direct-to-consumer marketer, we originate consumer interest in a variety of cash related products across multiple channels.

Structured Settlements and Annuity Purchasing

In our Structured Settlements and Annuity Purchasing segment, we purchase structured settlement payments from consumers. The use of structured settlements was established in 1982 when Congress passed the Periodic Payment Settlement Act of 1982, or the Settlement Act, which allows periodic payments made as compensation for a personal injury to be free of all federal taxation to the payee, provided certain conditions are met. By contrast, the investment earnings on a single up-front payment are generally taxable, leading structured settlements to proliferate as a means of settling lawsuits. Following the emergence of structured settlements, a secondary market developed in response to the changing financial needs of the holders of structured settlements over time, with many requiring short-term liquidity for a variety of reasons. Purchasers in the structured settlement secondary market provide an upfront cash payment in exchange for an agreed-upon stream of periodic payments from a holder of a structured settlement. To avoid the imposition of a federal excise tax, since 2002, each purchased structured settlement payment stream requires court approval by a judge, who must rule that the transfer of the structured settlement payments and its terms are in the best interests of the payee, taking into account the welfare and support of the payee’s dependents.

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

We also purchase annuities. Annuities are most often purchased to provide a reliable cash flow or a financial cushion for unexpected expenses during retirement or received by individuals via inheritance. The secondary market for annuities provides liquidity to holders, regardless of how they obtained their annuity. The purchasing and underwriting process for annuities is substantially similar to that for structured settlements. However, purchases of annuities do not require court approval.

In addition to structured settlements and annuities, we also purchase lottery receivables. According to the North American Association of State and Provincial Lotteries, or NASPL, forty-four (44) states and the District of Columbia currently offer government-operated lotteries. For those lottery winners that have either elected or have been required to receive their lottery prize payout in the form of periodic payments, the secondary market provides liquidity and payment flexibility not otherwise provided by their current payment schedule. Twenty-six (26) states have enacted statutes that permit lottery winners to voluntarily assign all or a portion of their future lottery prize payments. Similar to structured settlements, the voluntary assignment of a lottery prize requires a court order.

Our prepaid card solution and personal lending platform also operate within our Structured Settlements and Annuity Purchasing segment. Prepaid cards have emerged as an attractive product within the electronic payments industry. They are easy for consumers to understand and use because they work in a manner similar to traditional debit cards, allowing the cardholder to use a conventional plastic card linked to an account established at a financial institution. The consumer can access the funds on the card at ATMs and/or the point of sale in retail locations using signature identification technologies or a personal identification number. Prepaid cards and related services offer consumers tremendous flexibility, convenience and spending control.

The personal lending online marketplace is changing the traditional brick and mortar banking system. By providing a clear and open marketplace where borrowers can connect with lenders, personal lending online marketplaces are making credit more affordable and available through a medium often overlooked by traditional banks.

Prior to April 2015, we provided consumers with pre-settlement funding, which provides a plaintiff with immediate cash, which can be used by the plaintiff to fund out of pocket expenses, allowing the plaintiff to continue their lawsuit. In April 2015 we stopped conducting pre-settlement funding transactions. We do, however, continue to broker leads for such transactions to third parties in exchange for broker or referral fees, and continue to service our existing pre-settlement funding transaction portfolio.

Home Lending

We conduct business in the residential mortgage industry in the United States. We participate in two distinct, but related, sectors of the mortgage industry: residential mortgage loan originations and residential mortgage loan servicing.

The U.S. residential mortgage market consists of a primary mortgage market that links borrowers and lenders and a secondary mortgage market that links lenders and investors. In the primary mortgage market, residential mortgage lenders such as mortgage banking companies, commercial banks, savings institutions, credit unions and other financial institutions originate or provide mortgages to borrowers. Lenders obtain liquidity for originations in a variety of ways, including by selling mortgages or mortgage-related securities into the secondary mortgage market. Banks that originate mortgage loans also have access to customer deposits to fund their originations business. The secondary mortgage market consists of institutions engaged in buying and selling mortgages in the form of whole loans, which represent mortgages that have not been securitized, and mortgage-related securities. The Government Sponsored Enterprises, or GSE, (Fannie Mae & Freddie Mac)) and Ginnie Mae participate in the secondary mortgage market by purchasing mortgage loans and mortgage-backed securities for investment and by issuing guaranteed mortgage-backed securities.

Each mortgage loan must be serviced by a loan servicer. Master servicers, which are loan servicers that own the MSRs they service, generally earn a contractual per loan fee on the unpaid principal balance of loans serviced, as well as incentive fees and associated ancillary fees, such as late fees.

Loan servicing predominantly involves the calculation, collection and remittance of principal and interest payments, the administration of mortgage escrow accounts, the collection of insurance claims, the administration of foreclosure procedures, and the disbursement of required advances.

Government Regulation

We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our overall business. Certain government regulations may cover both of our business segments while certain others government regulations may cover specific business segments only.

In order to comply with the laws and regulations applicable to our businesses, we have policies, standards and procedures in place for our business activities and with our third-party vendors and providers. Laws, regulations, and related guidance evolve regularly, requiring us to adjust our compliance program on an ongoing basis.

Regulation Aspects of Our Overall Business

Dodd-Frank Act

Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank, established the Consumer Financial Protection Bureau, or CFPB, which has regulatory, supervisory and enforcement powers over providers of consumer financial products and services. Included in the powers afforded to the CFPB is the authority to adopt rules declaring specific acts and practices to be “unfair,” “deceptive” or “abusive,” and hence unlawful. The CFPB could adopt rules imposing new and potentially burdensome requirements and limitations with respect to our lines of business.

In addition to Dodd-Frank’s grant of regulatory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution, reformation or rescission of contracts, payment of damages, refund or disgorgement, as well as other kinds of affirmative relief) and civil monetary penalties ranging from $5,000 per day for violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. Pursuant to CFPB Bulletin 2012-03, supervised banks and non-banks could be held liable for actions of their service providers, such as sub-servicers.

We have, since March 2014, been served with three (3) Civil Investigative Demands, or CIDs, from the CFPB relating to our structured settlement and annuity payment purchasing activities. The CIDs have requested various information and documents, including oral testimony, for the purpose of determining our compliance with federal consumer financial laws. We have provided documents and oral testimony relating to requests in the first two (2) CIDs. In response to the third CID, we discussed the requests with the CFPB and filed a petition to modify or set aside that particular CID. On February 11, 2016, the CFPB denied that request. We have since continued our dialogue with the CFPB, and will work cooperatively with the CFPB to address its continuing inquiry as appropriate.

Dodd-Frank directs the federal banking agencies and the Securities and Exchange Commission, or SEC, to adopt rules requiring an issuer or other entity creating an asset-backed security (including the securitizations of our payment streams and mortgage-backed securities) to retain an economic interest in a portion of the credit risk for the assets underlying the security, subject to certain exceptions, including for qualified residential mortgages. In 2014, the Board of Governors of the Federal Reserve System, the Department of Housing and Urban Development, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, the Office of the Comptroller of the Currency, and the Securities and Exchange Commission approved a credit risk retention rule that requires sponsors of securitizations retain not less than 5% of the credit risk of the assets.

In December 2014, the CFPB issued a notice of proposed rulemaking requesting comment on proposed amendments to Regulation Z, which implements the Truth in Lending Act, and Regulation E, which implements the Electronic Fund Transfer Act, both of which are further discussed below. The proposed rules seek to, among other things, create comprehensive consumer protections for prepaid financial products, create a new disclosure regime regarding fees charged for acquiring and using prepaid cards, and impose new requirements on any credit features associated with prepaid accounts.

Anti-Money Laundering Laws

Federal anti-money laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses and registration with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network or FinCEN. In addition, the USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations require “financial institutions” to establish and maintain an anti-money-laundering program. Such a program must include: (i) internal policies, procedures and controls designed to identify and report money laundering; (ii) a designated compliance officer; (iii) an ongoing employee-training program; and (iv) an independent audit function to test the program.

In addition, federal regulations require the reporting of suspicious transactions of at least $2,000 to FinCEN. Relevant federal regulations generally describe the three classes of reportable suspicious transactions as follows: transactions that a business knows, suspects, or has reason to suspect (i) involve funds derived from illegal activity or funds intended to hide or disguise such activity, (ii) are designed to evade the requirements of the Bank Secrecy Act, or (iii) appear to serve no business or lawful purpose.

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

In addition, the Bank Secrecy Act, requires financial institutions to keep records of cash purchases of negotiable instruments and other suspicious activity that might denote money laundering, tax evasion or other criminal activity and requires financial institutions to remain in compliance with state and federal anti-money laundering laws.

Privacy and Information Safeguard Laws

In the ordinary course of our business, we collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999, or the GLB Act, and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Escheatment Laws

Unclaimed property laws of every U.S. jurisdiction require that we track certain information on our products and if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. Statutory abandonment periods applicable to our products typically range from three to seven years.

Other Federal Regulations

In addition to the regulations discussed above, depending upon the particular business segment and the line of business therein, we may have to comply with a number of additional federal consumer protection laws, including, among others:

•
The Truth-in-Lending Act, or TILA, and Regulation Z, which implements TILA, require disclosure to customers or mortgagors of uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances.

•
The Fair Credit Reporting Act, or FCRA, regulates the use and reporting of information related to the credit history of consumers. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report.

•
The Fair Debt Collection Practices Act, or FDCPA, regulates the timing and content of debt collection communications. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection.

•
The Equal Credit Opportunity Act, or ECOA, prohibits discrimination on the basis of age, race and certain other characteristics, in the extension of credit. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications.

Structured Settlements and Annuity Purchasing

The operations of our Structured Settlements and Annuity Purchasing segment are subject to specific federal and state regulation regarding the transfer of such payment streams and the tax implications of such transfers. In addition, our prepaid card and personal lending business lines operate within this segment and are subject to federal and state regulation relating to protection of consumer information, prepaid card fees, electronic funds transfers and escheatment of property.

Transfer Statutes

To protect the interests of individuals who wish to sell their rights to receive structured settlement payments, the state and federal governments have instituted laws and regulations governing the transferability of these interests. Currently, the assignment of structured settlement payments from one party to another is subject to federal and, in most cases, state statutory and regulatory requirements. Most states have adopted transfer statutes, to provide certainty as to who structured settlement payments are to be made and to ensure that individuals who wish to sell structured settlement payments are treated fairly. Under these transfer statutes, an individual who wishes to sell his/her right to receive payment must receive court approval that the transfer is in the individual’s best interest before a transfer can take place. Under federal law, if court approval is not previously obtained, the acquirer of the structured settlement payments is subject to a significant excise tax on the transaction. To comply with these federal and state laws, there are a significant number of compliance items that must be completed before a transfer of structured settlement payment rights can take place.

While structured settlement transfer statutes vary from state to state, most are based upon model legislation regarding transfers of settlement payments, referred to as the Model Act, which was developed by various market participants, including the National Association of Settlement Purchasers and the National Structured Settlements Trade Association. A transfer statute typically sets forth, at a minimum, the following requirements that must be satisfied before a court will issue a transfer order approving a sale of structured settlement payments: (i) the court must find that the sale of the structured settlement payments is in the seller’s best interest, taking into account the welfare and support of the seller’s dependents; (ii) the settlement purchaser must have given notice of the proposed sale and related court hearing to the related obligor and issuer of the payments and certain other interested parties, if any; and (iii) the settlement purchaser must have provided to the seller a disclosure statement that (a) indicates, among other things, the discounted present value of the structured settlement payments in question and any expenses or other amounts to be deducted from the purchase amount received by the seller, and (b) advises the seller to obtain or at least consider obtaining independent legal, tax and accounting advice in connection with the proposed transaction. Any transfer statute may place additional affirmative obligations on the settlement purchaser, require more extensive findings on the part of the court issuing the transfer order, contain additional prohibitions on the actions of the purchaser or the provisions of a settlement purchase agreement, require shorter or longer notice periods, or impose other restrictions or duties on settlement purchasers. In particular, many transfer statutes specify that, if a transfer of structured settlement payments contravenes the terms of the underlying settlement contract, the settlement purchaser will be liable for any taxes, and in some cases, other costs, incurred by the related obligor and issuer of the payments in connection with such transfer. Also, transfer statutes vary as to whether a transfer order issued under the statute constitutes definitive evidence that the related assignment complies with the terms of the applicable transfer statute. While many transfer statutes require a court to issue a finding at the time of the issuance of a transfer order that the related assignment complies with the terms of the applicable transfer statute, under several transfer statutes the issuance of a transfer order is only one of several factors used to determine compliance with the applicable transfer statute.

Most of the settlement agreements giving rise to the structured settlement receivables that we purchase contain anti-assignment provisions that purport to proscribe assignments or encumbrances of structured settlement payments due thereunder. Anti-assignment provisions give rise to the risk that a claimant or a payor could invoke the anti-assignment provision in a settlement agreement to invalidate a claimant’s transfer of structured settlement payments to the purchaser, or force the purchaser to pay damages. In addition, at least one appellate court in Illinois has determined that the state transfer statute does not apply to certain transfers where an anti-assignment provision is applicable. Under certain circumstances, interested parties other than the related claimant or payor can also challenge, and potentially invalidate, an assignment of structured settlement payments made in violation of an anti-assignment provision. Whether the presence of an anti-assignment provision in a settlement agreement can be used to invalidate a prior transfer depends on various aspects of state and federal law, including case law and the state’s particular adoption of Article 9 of the Uniform Commercial Code. Ultimately, the decision of whether an anti-assignment provision is enforceable is made by the courts.

Many state courts have differing views as to whether the state court or a bankruptcy court must issue the final court order approving the sale of periodic payments where certain of the assets proposed for sale are subject to bankruptcy proceedings. In an Illinois ruling, the state court found no conflict between the Illinois transfer statute and the Bankruptcy Code that would necessitate pre-emption of the Bankruptcy Code over the transfer statute. In New Jersey, however, the state court refused to hear a trustee’s petition for approval of a sale on the grounds that the sale involved property subject to bankruptcy proceedings and that such proceedings were beyond the jurisdiction of the state court.

Many states have enacted transfer statutes with respect to lottery payments. While there are differences among the various lottery prize transfer statutes, such statutes typically require compliance with the following criteria before a court will approve the sale of a lottery winner’s prize payments: (i) the assignment must be in writing and state that the lottery winner has a statutorily specified number of business days within which to cancel the assignment; (ii) the lottery winner must be provided with a written disclosure statement setting forth, among other things, (a) the payments being assigned, by amounts and payment dates, (b) the purchase price being paid, (c) the discount rate applied by the purchaser to the lottery prize payments and (d) the amount of any origination or closing fees to be charged to the lottery winner; (iii) written notice of the proposed assignment and any court hearing concerning the assignment must be provided to the applicable lottery commission’s counsel prior to the date of any court hearing; and (iv) the lottery winner must provide a sworn affidavit attesting that (a) he is of sound mind, in full command of his faculties and is not acting under duress and (b) has been advised regarding the assignment by his own independent legal counsel. A lottery prize transfer statute may: (i) place additional affirmative or negative obligations on the purchaser of the lottery receivable(s); (ii) impose additional prohibitions on the actions of the lottery originator and/or its assignors; (iii) override provisions of lottery purchase agreements; and (iv) require shorter or longer payment periods. Furthermore, most state lottery commissions will acknowledge the transfer order in writing, either by means of a written acknowledgment, counter-execution of the transfer order or an affidavit of compliance with the soon-to-be-issued transfer order.

The failure on the part of a structured settlement payment purchaser or a lottery prize payment purchaser to comply with the terms of any applicable transfer statutes may have several adverse consequences, including, but not limited to, a court decision declaring any related receivable purchases invalid, which would, in the case of a structured settlement payment transfer, enable the IRS to impose an excise tax thereon.

Additional Restrictions on Annuity Transfers

Annuity contracts are usually assignable by the annuitant. In order to effect an assignment, providers of annuities must acknowledge the annuitant’s sale of the annuity to the purchaser in writing and then redirect payments to the purchaser. In many states, annuities are excluded from the scope of Article 9 of the Uniform Commercial Code, or UCC, and therefore the UCC concept of “perfection” may not apply with respect to such assignments. Nevertheless, a precautionary UCC-1 financing statement can be filed against the annuitant. It is important to remember that the procurement of an annuity contract with the sole intent to assign it is restricted in many states. Consequently, it is often necessary to wait for at least six months after the issuance of the annuity contract in order to purchase any annuity payments streams arising thereunder. In some cases, it is sufficient for a prospective purchaser to obtain certain documentation affirming that the annuitant (or, if applicable, its predecessor in interest) did not procure the annuity contract with the intent to assign it.

Federal Tax Relief Act

Several provisions of the Internal Revenue Code, or Code, impact our structured settlement and annuity purchasing business.

Generally, an assignee of a structured settlement obligation may exclude from gross income the settlement amounts received from the defendant to the extent that such amounts do not exceed the aggregate cost of any qualified funding asset (such as an annuity contract), pursuant to section 130 of the Code. Further, when a taxpayer receives a distribution payment from an annuity before attaining the age of 59 ½, the distribution is generally subject to a 10% penalty. However, such a penalty does not generally apply if the distribution is made under an annuity provided by suit or settlement as compensatory damages for personal injury or illness.

Section 5891 of the Code, as set forth by the Tax Relief Act, levies an excise tax upon those people or entities that acquire structured settlement payments from a seller, unless certain conditions are satisfied. The excise tax is equal to 40% of the discount imposed by the purchaser of the structured settlement payments. However, no such tax is levied if the transfer of such structured settlement payments is approved in a qualified court order. A qualified court order under the Tax Relief Act means a final order, judgment or decree that finds that the transfer does not contravene any federal or state law or the order of any court or administrative authority and is in the best interest of the payee, taking into account the welfare and support of the payee’s dependents. The order must be issued under the authority of an applicable state statute of the state in which the seller is domiciled, or, if there is no such statute, under the authority of an applicable state statute of the state in which the payment obligor or annuity provider has its principal place of business, or by the responsible administrative authority (if any) that has exclusive jurisdiction over the underlying action or proceeding.

The Internal Revenue Service, or IRS, issued regulations that provide guidance on the reporting requirements for those paying the excise tax under Section 5891. The regulations require individuals liable for the excise tax to file a return and pay the tax no later than ninety days after the individual receives payments under the structure.

In July 2015, the Department of the Treasury, as part of its continuing effort to reduce paperwork and respondent burden, invited the general public and other federal agencies to comment on proposed and/or continuing information collection procedures with respect to the excise tax on structured settlement factoring transactions. In September 2015, the IRS published a Structured Settlement Factoring Audit Technique Guide, or ATG, that expands upon the factoring issue. The ATG outlines the process for reporting the excise tax and discusses a number of valuation techniques.

Credit Card Accountability, Responsibility And Disclosure Act

The Credit Card Accountability, Responsibility and Disclosure Act, or the Card Act, establishes comprehensive legislation regarding fair and transparent practices relative to credit cards, gift certificates, store gift cards and general-use prepaid cards.  The Card Act regulates certain dormancy, inactivity and service fees chargeable by issuers of prepaid cards and related disclosures.

Other Federal Regulations

In addition to compliance with the regulations summarized above, in this segment we must also continue to monitor developments relating to, and our possible required compliance with, a number of federal consumer protection laws and security standards, including, among others:

•
the Telemarketing and Consumer Fraud and Abuse Prevention Act, which requires that telemarketers maintain an internal data base of consumers who do not wish to be contacted and not to call such customers;

•
the Payment Card Industry Data Security Standard, a proprietary information security standard for organizations that handle branded credit cards from the major card issuers including Visa, MasterCard, American Express, Discover, and JCB; and

•
the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, designed to stop the deluge of unsolicited junk mail, regulates commercial email, establishes standards for commercial messages, gives recipients the right to opt out of receiving emails, and provides penalties for violations.

Home Lending

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

SAFE Act

The federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act, requires all states to enact laws requiring each individual who takes mortgage loan applications, or who offers or negotiates terms of a residential mortgage loan, to be individually licensed or registered as a mortgage loan originator. Employees of Home Lending, as a non-depository lender, must be licensed. These laws require each mortgage loan originator to enroll in the Nationwide Mortgage Licensing System, or NMLS, apply for individual licenses with the state where they operate, complete a minimum number of hours of pre-licensing education and an annual minimum number of hours of continuing education, and to successfully complete both national and state exams.

Home Lending is also required to be registered with the NMLS and receive an NMLS identification number for Home Lending to use in attesting to the employment of its mortgage loan originators, and for other SAFE Act related purposes.

Other Federal Regulations

In addition to licensing requirements and SAFE Act compliance, we must comply with a number of federal consumer protection laws in this segment, including, among others:

•
the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, loan servicing transfers, lender-placed insurance, loss mitigation, error resolution and other customer communications;

•
the federal Servicemembers Civil Relief Act, or SCRA, which allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties and requires us to adjust the interest rate of borrowers who qualify for and request relief to 6% for the duration of the borrower’s active duty;

•	the Homeowners Equity Protection Act, which requires, among other things, the cancellation of mortgage insurance once certain equity levels are reached;

•	the Home Mortgage Disclosure Act and Regulation C thereunder, which require mortgage lenders to report certain public loan data;

•
the Fair and Accurate Credit Transactions Act, which permits consumers one copy of each of the three major credit reporting agency credit reports annually and contains provisions to reduce identity theft;

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics; and

•	certain provisions of Dodd-Frank (discussed above and in further detail below), including the Consumer Financial Protection Act.

Dodd-Frank

The CFPB directly influences the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage originators and servicers, including TILA, RESPA and the FDCPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions, including Home Lending, and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.

As discussed above, in 2014, the Board of Governors of the Federal Reserve System, the Department of Housing and Urban Development, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, the Office of the Comptroller of the Currency, and the SEC approved a credit risk retention rule that requires sponsors of securitizations retain not less than 5% of the credit risk of the assets. However, because substantially all of our loans are sold to, or pursuant to programs sponsored by, Fannie Mae or Ginnie Mae, the approved rule exempts these mortgage loans from the risk-retention requirements with regard to securities backed by such loans.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, for the “ability to repay” requirement in Dodd-Frank. The rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. For this purpose, the rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the FHA, VA or USDA. The VA has issued additional rules regarding the definition of “qualified mortgage” for a VA insured and guaranteed loan. Under the rule, all purchase money origination loans and refinances other than certain interest rate reduction refinance loans, or IRRL, guaranteed or insured by the VA are defined as safe harbor qualified mortgage loans. The rule also designates as a qualified mortgage: (1) any loan that the VA makes directly to a borrower; (2) Native American direct loans; and (3) vendee loans, which are made to purchasers of properties the VA acquires as a result of foreclosures in the guaranteed loan program. Additionally, a qualified mortgage may not: (i) contain excessive upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only, negative amortization or balloon payments. To the extent we originate non-“qualified mortgages”, either inadvertently or purposefully, and we are found to have failed to make a reasonable and good faith determination of a borrower’s ability to repay any such loan, we could be subject to additional civil or criminal penalties including substantial fines, imprisonment for individual responsible parties, and statutory penalties payable to the borrower equal to the sum of the borrower’s actual damages, twice the amount of the related finance charges up to $4,000, the actual amount of finance charges or fees paid by the borrower (unless we show our failure to comply is not material), and the borrower’s attorney’s fees and other costs in connection with the related litigation.

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

The CFPB’s new Loan Estimate combines some of the disclosures that were provided in the initial Truth in Lending statement with the disclosures that were provided in the RESPA Good Faith Estimate. The form also incorporates other disclosures that are required by Dodd-Frank or are currently provided separately. The Loan Estimate must be delivered or placed in the mail not more than three business days after receipt of an application and not less than seven business days before consummation of the transaction. The Loan Estimate must provide a “good faith estimate of the closing costs.” An estimate is in good faith if the charge paid by or imposed on the consumer does not exceed the amount originally disclosed, with certain exceptions.

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

Title XIV of Dodd-Frank imposes a number of additional requirements on servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by Dodd-Frank and could lead to an increase in lawsuits against mortgage servicers.

To that end, on January 10, 2014, the CFPB implemented final rules creating uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. Since becoming effective, these rules have increased costs to service loans across the mortgage industry, including our costs.

Settlement and Enforcement Consent Orders

Several state agencies overseeing the mortgage industry have entered into settlements and enforcement consent orders with mortgage servicers regarding certain foreclosure practices. These settlements and orders generally require servicers, among other things, to: (i) modify their servicing and foreclosure practices, for example, by improving communications with borrowers and prohibiting dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (ii) establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iii) establish robust oversight and controls of third party vendors, including outside legal counsel, that provide default management or foreclosure services on their behalf. Many of these practices are considered by regulators, investors and consumer advocates as industry “best practices.” As such, we must continually review and consider appropriate adoption of many of these practices as well.

Competition

We operate across several highly competitive and diverse industries, across which we believe our key competitive strengths are our established brand names, well developed direct-to-consumer channels and depth of operating management experience in each of our business segments. In addition, in our Home Lending Segment, we believe we have a unique competitive advantage given that we operate in two distinct channels - distributed retail and affinity relationship lending.  There are a limited number of competitors that successfully operate utilizing each of these unique channels on a national level.

Structured Settlement and Annuity Purchasing Competition

The various market participants focused on the purchase of structured settlement, annuity and lottery payment streams are generally small, and competition is primarily based upon marketing, referrals, price and quality of customer service. We compete with established purchasers and, as a result of the relatively low barriers to entry in the industry (low cost of capital, ease of online lead generation, etc.), we also compete with numerous smaller market entrants who have entered the market from time to time, particularly when interest rates decrease.

Many of our competitors with respect to our prepaid card business are larger banks and card providers with diversified consumer bases and strong name recognition. In our personal lending business, we compete with other lead aggregators, including online intermediaries that operate network-type arrangements. We also face competition from lenders that source consumer loan originations directly through their owned and operated websites, by phone or by direct mail.

Home Lending Competition

The mortgage originations industry is highly competitive given that our competitors include banks, credit unions, mortgage brokers and mortgage banking companies.  We compete directly with many large financial institutions, regional or local banking institutions and direct lending or retail lending mortgage loan originators.

Employees

As of December 31, 2015, we had approximately 700 full-time employees. We believe that our relations with our employees are good. None of our employees are covered by collective bargaining agreements or represented by an employee union.

Seasonality

Structured Settlements and Annuity Purchasing’s business is not generally subject to seasonal fluctuations. Home Lending’s purchase originations business is generally subject to seasonal fluctuations, as activity tends to diminish somewhat in the months of December, January and February, when home sales volume and loan originations volume are at their lowest. This may result in seasonal fluctuations in Home Lending’s revenue.

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

Corporate Information

Our principal executive offices are located at 201 King of Prussia Road, Suite 501, Radnor, Pennsylvania 19087-5148 and our telephone number at that address is (484) 434-2300. The J.G. Wentworth Company's corporate website is located at http://www.jgw.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K, unless expressly noted. We file reports with the U.S. Securities and Exchange Commission, or the SEC, which we make available on the Investor Relations section of our website free of charge. These reports include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make available through our website other reports filed with, or furnished to, the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act.

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

Item 1A. Risk Factors

You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K. The risk factors generally have been separated into seven groups: (1) risks related to our overall business operations; (2) risks related to our legal and regulatory environment; (3) risks related to our Structured Settlements and Annuity Purchasing segment; (4) risks related to our Home Lending segment; (5) risks related to our financial position; (6) risks related to our organizational structure; and (7) risks related to ownership of our Class A common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us and our Class A common stock. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Risks Related To Our Overall Business Operations
Failure to execute on our business strategy could materially adversely affect our business, financial condition, results of operations and cash flows.
We have recently experienced losses in our Structured Settlements and Annuity Purchasing segment. Our future viability is dependent on management’s ability to execute our business strategy to return this segment to profitability as well as increase profitability in the Home Lending segment.
The following are some of the elements of our business strategy:

•	implementing enhanced customer retention and loyalty strategies to improve conversion rates of structured settlement leads into completed transactions and improve customer satisfaction;

•	revising our direct response marketing programs to be more internet focused to increase efficiency at lower spend levels;

•	effectively reorganizing our production activities with a focus on specialization;

•	increasing the volume of mortgage loans originated; and

•	continuing to access securitization or other financing markets on favorable terms.

If a return to profitability does not occur within the time frame that we anticipate, or if we continue to incur losses in our structured settlement transactions, we may not have sufficient working capital to fund our business, which would have a material adverse impact on our business, financial condition, results of operations and cash flows.
Competition in the industries in which we operate is intense and may adversely affect our business, financial condition, results of operations and cash flows.
Competition in the industries in which we operate is intense. In the structured settlement and annuity purchasing industry, we compete with other purchasers of those payment streams. It is possible that some competitors may have a lower cost of funds or access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of asset purchases and establish relationships with our customers. Furthermore, competition for purchases of structured settlement, annuity and lottery payment streams may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We also face competition from insurance companies that have recently begun offering payees the option to accelerate payments (at a stated discount rate) from structured settlements that the specific insurance company has issued to that payee.
Our competitors include banks, credit unions, mortgage brokers and mortgage banking companies. We compete directly with many large financial institutions, regional or local banking institutions, and direct lending or retail lending mortgage loan originators. Many of our competitors enjoy advantages, including greater financial resources and access to capital, as well as lower origination and operating costs. To compete effectively, we strive to have a high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost.
Many of our competitors with respect to our prepaid card business are larger banks and card providers with diversified consumer bases and strong name recognition. In our personal lending business, we compete with other lead aggregators, including online intermediaries that operate network-type arrangements and also face competition from lenders that source consumer loan originations directly through their owned and operated websites, by phone or by direct mail.
The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are heavily dependent on direct response marketing and if we are unable to reach prospective customers and borrowers in a cost-effective manner, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We use direct response marketing to generate the inbound communications from prospective customers that are the basis of our payment purchasing, home lending, referral and prepaid card program management activities. As a result, we have spent considerable money and resources on advertising to reach prospective customers. We have recently scaled back the spending in our direct response marketing program and have revised the program to more efficiently reach prospective customers while operating at a lower spend level. Our reorganized marketing efforts may not be successful or cost-effective and if we are unable to reach prospective customers in a cost-effective manner, it would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we are heavily dependent on television and Internet advertising and a change in television viewing habits or Internet usage patterns could adversely impact our business. For example, the use of digital video recorders that allow viewers to skip commercials reduces the efficacy of our television marketing. There has also been a recent proliferation of new marketing platforms, including cellphones, personal computers and tablets, as well as an increasing use of social media. If we are unable to adapt to these new marketing platforms, this may reduce the success and/or cost-effectiveness of our marketing efforts and have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, an event that reduces or eliminates our ability to reach potential customers or interrupts our telephone system could substantially impair our ability to generate revenue.
We are dependent on our senior management team, and if we lose these key members of that team or are unable to attract additional qualified talent to that team, our business will be adversely affected.
Our future success depends to a considerable degree on the skills, experience and effort of our senior management team. If we lose the services of any member of our key management team, it could have an adverse effect on our business, especially if we are unable to attract a qualified replacement. We do not carry “key man” insurance for any of our management executives. Competition to hire personnel possessing the skills and experience we require is intense, and we may not successfully attract qualified personnel to fill vacancies in our management team or to expand our management team, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to successfully complete the integration of Home Lending.
In connection with our growth strategy, we acquired Home Lending on July 31, 2015, and refer to the transaction herein as the Home Lending Acquisition. Achieving the anticipated benefits of the Home Lending Acquisition may present a number of significant risks and considerations, including, but not limited to:

•	the expenses and complexities associated with integration;

•	the additional complexities of integrating a business with different core services, markets and customers;

•	the inability to retain key personnel;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory oversight associated with the acquisition; and

•	performance shortfalls as a result of the diversion of management's attention caused by completing the acquisition and integration.

For these reasons, the integration process could result in the distraction of our management, the disruption of our ongoing businesses or a negative impact on our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or could otherwise adversely affect our business, financial condition, results of operations and cash flows.
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
Loss or misappropriation of confidential information of our customers may result in a loss of confidence in our transactions, may greatly harm our reputation, may adversely affect our ability to maintain current or potential customer relationships, and may have a material adverse effect on our business, financial condition and results of operations and cash flows. We maintain insurance coverage for certain losses associated with a cybersecurity breach, but we cannot guarantee that our insurance policies will fully protect us against all such losses and liabilities.
If we are unable to upgrade and/or integrate our operational and financial information systems or expand, train, manage and motivate our workforce, our business may be adversely affected.
Our diversification has placed, and will continue to place, increased demands on our information systems and other resources and further expansion of our operations will require substantial financial resources. To accommodate our recent diversification and to compete effectively, we will need to continue to upgrade and integrate our information systems and expand, train, manage and motivate our workforce. Any failure to upgrade and integrate our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business.

We depend on uninterrupted computer access and the reliable operation of our information technology systems; any prolonged delays due to data interruptions, caused by third-party service providers or otherwise, or revocation of our software licenses could adversely affect our ability to operate our business and cause our customers to seek alternative service providers.
Many aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Our success is dependent on high-quality and uninterrupted access to our computer systems, requiring us to protect our computer equipment, software and the information stored on servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other technological problems could impair our ability to provide certain products. Some of our proprietary computer systems and back-up systems are deployed, operated, monitored and supported by third parties whom we do not control. We also rely on third-party service providers for software development and system support. A system failure, if prolonged, could result in reduced revenues, loss of customers and damage to our reputation, any of which could cause our business to materially suffer. In addition, due to the highly automated environment in which we operate our computer systems, any undetected error in the operation of our business processes or computer software may cause us to lose revenues or subject us to liabilities for third party claims. While we carry property and business interruption insurance to cover operations, the coverage may not be adequate to compensate us for losses that may occur.
We depend on a number of third parties for the successful and timely implementation of our business strategy and the failure of any of those parties to meet certain deadlines could adversely impact our ability to generate revenue.
Our ability to operate our business depends on a number of third parties, including rating agencies, notaries, outside counsel, insurance companies, investment banks, the court system, servicers, sub-servicers, collateral custodians and entities that participate in the capital markets to buy the related debt. We do not control these third parties and a failure to perform according to our requirements or acts of fraud by such parties could materially impact our business.
For example, there have in the past and may be in the future deficiencies in court orders obtained on our behalf by third parties that result in those court orders being invalid, including as a result of failures to perform according to our requirements and acts of fraud, in which case we would need to take additional steps to attempt to cure the deficiencies. We may or may not be successful in curing these deficiencies and, if successful, there may nonetheless be a delay in our receipt of payment streams pursuant to the court orders and, if unsuccessful, we may have to repurchase such payment streams from our securitization facilities. Any delay in the receipt of, or the invalidation of, a significant number of court orders or any delay in the closing of a securitization would significantly and adversely affect our earnings.
With respect to third parties engaged to perform activities required by servicing criteria, we are responsible for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the third party’s activities comply in all material respects with servicing criteria applicable to the vendor, including but not limited to, monitoring compliance with our predetermined policies and procedures and monitoring the status of payment processing operations. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements.
If our current third-party partners were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. In our Home Lending segment, we currently use one third party for sub-servicing, and changing to another third party would take considerable time and effort. We may incur significant costs to resolve any disruptions in service and this could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additionally, in April 2012 the CFPB issued CFPB Bulletin 2012-03 which states that supervised banks and non-banks could be held liable for actions of their service providers.  As a result, in certain of our business lines we could be exposed to liability, CFPB enforcement actions or other administrative penalties if the third parties with whom we do business violate consumer protection laws. In particular, as a result of our use of a sub-servicer in our Home Lending segment, regulators could conclude that we have not exercised adequate oversight and control over our sub-servicer or that our sub-servicer has not performed appropriately, and as a result we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition, results of operations and cash flows.

Use of social media to disseminate negative commentary may adversely impact our reputation or subject us to fines or other penalties.
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
Unfavorable press reports about the industries in which we operate may reduce our access to securitization or other financing markets, make prospective customers less willing to use us for their financial needs or lead to increased regulation.
The structured settlement, annuity and lottery purchasing and mortgage lending industries are periodically the subject of negative press reports from the media and consumer advocacy groups. The structured settlement, annuity and lottery purchasing industry is relatively new and is susceptible to confusion about the role of purchasers of structured settlement, annuity and lottery payment streams and other alternative financial assets.
We depend upon direct response marketing and our reputation to attract prospective customers and maintain existing customers. A sustained campaign of negative press reports about us or the industries in which we participate could adversely affect our access to securitization or other financing markets or the public’s perception of us and these industries as a whole. In addition, such unfavorable press reports can gain the attention of law makers and lead to additional regulation or reform in the industries in which we operate. For example, in August 2015, the Washington Post and several other media outlets published stories about the structured settlement, payment purchasing industry, certain industry practices and the activities of one industry participant in the Maryland area. These articles gained national attention as well as the attention of members of Congress and state legislatures.
If people are reluctant to sell structured settlement, annuity and lottery payment streams and other assets to us or to originate mortgages with us due to negative public perception, or if our compliance costs are increased due to increased regulation of the industries in which we operate, our business, financial condition, results of operations and cash flows could be negatively impacted.
We use financial models and estimates in determining the fair value of certain assets and liabilities. If our estimates or assumptions prove to be incorrect, we may be required to record negative fair value adjustments.
We use financial models to value certain of our assets, including Variable Interest Entity, or VIE, and other finance receivables, at fair value, mortgage loans held for sale at fair value, mortgage servicing rights, at fair value, derivative financial instruments, and VIE long-term debt issued by securitization and permanent financing trusts, at fair value. These models are complex and use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining the value for such assets and liabilities, we make certain assumptions, many of which are beyond our control, including, among other things, future interest rates, projected rates of delinquencies, defaults and liquidations, our costs to service loans and prepayment and repayment rates.
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
We rely on trademarks, service marks and domain names to protect our brands. Many of these trademarks, service marks and domain names have been a key part of establishing our business. We believe these trademarks, service marks and domain names have significant value and are important to the marketing of our products. We cannot assure that the steps we have taken or will take to protect our proprietary rights will be adequate to prevent misappropriation of our rights or the use by others of features based upon, or otherwise similar to, ours. In addition, although we believe we have the right to use our trademarks, service marks and domain names, we cannot assure that our trademarks, service marks and domain names do not or will not violate the proprietary rights of others, that our trademarks, service marks and domain names will be upheld if challenged, or that we will not be prevented from using our trademarks, service marks and domain names, any of which occurrences could materially harm our business.
We operate primarily at two main locations, and any disruption at these or other facilities could harm our business.
Our principal executive offices are located in Radnor, Pennsylvania, and our Structured Settlements and Annuity Purchasing segment operates principally out of that location, including customer and technical support and management and administrative functions. The majority of our Home Lending segment’s underwriting, closing, funding, and corporate functions are managed centrally at its headquarters in Woodbridge, Virginia. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. Notwithstanding these precautions, any disruptions to our operations at these facilities, including from power outage, systems failure, vandalism, terrorism or a natural or other disaster, such as severe weather, hurricane, fire or flood, could significantly impair our operations for a substantial period of time, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, most of our employees live in the areas surrounding our principal offices, and any natural or other disaster in those areas will likely also affect our employees, causing them to be unable to occupy our facilities, work remotely or communicate with or travel to other locations. Such damage to our facilities and operations could have a material adverse impact on our business, financial condition, results of operations and cash flows.
The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
Our business is dependent upon our ability to interface effectively with our customers and other third parties and to process transactions efficiently. The asset purchase and loan and mortgage origination processes are becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, interface with customers and other third parties through electronic means and underwrite loan applications using specialized software. Implementing new technology and maintaining the efficiency of the current technology used in our operations may require significant capital expenditures. As these requirements increase in the future, we will have to develop these technological capabilities fully to remain competitive or our business will be significantly harmed.
Risks Related To Our Legal And Regulatory Environment
We are subject to extensive federal, state and local laws and regulations. Failure to comply with these laws and regulations and changes in the laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The industries in which we operate are subject to extensive and evolving federal, state and local laws and regulations, and we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. In the event that we fail to comply with any of these laws or regulations, the CFPB and applicable federal and state agencies may have, with one or more of our business lines, the power to levy fines or file suits against us or compel settlements with monetary penalties and operation requirements. In addition, a material failure to comply with any state laws or regulations could result in the loss or suspension of our licenses in the applicable jurisdictions where such violations occur. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes to statutory, licensing and regulatory regimes could result in the enforcement of stricter compliance measures or adoption of additional measures on us or on the third parties with whom we conduct our business, could restrict our ability to originate or finance, acquire or securitize financial assets or could lead to significantly increased compliance costs and operating expenses. For example, the implementation of the TILA-RESPA Integrated Disclosure rule, which became effective on October 3, 2015, will likely require additional technological changes and additional implementation costs for us as a mortgage loan originator and servicer. Any future changes in laws or regulations which increase our compliance costs, or otherwise restrict our ability to conduct our business as currently conducted, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
The ongoing implementation of the Dodd-Frank Act will increase our regulatory compliance burden and associated costs and place restrictions on certain originations and servicing operations.
The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things: (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies; (ii) the creation of CFPB authorized to promulgate and enforce consumer protection regulations relating to consumer financial products; (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies; (iv) enhanced regulation of financial markets, including the derivatives and securitization markets; and (v) amendments to the Truth in Lending Act aimed at improving consumer protections with respect to asset backed securities and mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations.
The CFPB has adopted, and may continue to adopt, rules imposing new and potentially burdensome requirements and limitations with respect to our lines of business. Since 2011, the CFPB implemented certain provisions of the Dodd-Frank Act relating to mortgage originations and mortgage servicing. In 2014, a risk retention requirement was adopted under the Dodd-Frank Act that requires securitizers to retain a minimum beneficial interest in asset backed securities sold through a securitization, including MBS and the securitizations of the payment streams that we purchase, absent certain exemptions, including a qualified residential mortgage, or QRM, exemption. Once implemented, the risk retention requirement may result in higher costs of certain of our securitizations and origination operations, and could impose on us additional compliance requirements to meet servicing and origination criteria for QRMs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, in December 2014, the CFPB issued a notice of proposed rulemaking requesting comment on proposed amendments to Regulation E, which implements the Electronic Fund Transfer Act and Regulation Z, which implements the Truth in Lending Act. The proposed rules seek to, among other things, create comprehensive consumer protections for prepaid financial products, create a new disclosure regime regarding fees charged for acquiring and using prepaid cards, and impose new requirements on any credit features associated with prepaid accounts.
The ongoing implementation of the Dodd-Frank Act, including the implementation of the new securitization, origination and servicing rules by the CFPB, the implementation of the new integrated disclosures under the Truth in Lending Act and Real Estate and Settlement Procedures Act, and the CFPB’s continuing examination of our structured settlement and annuity payment purchasing business, will likely increase our regulatory compliance burden and associated costs and may place restrictions on our originations, servicing and financing operations, which could in turn have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failures in our compliance systems could subject us to significant legal and regulatory costs. Furthermore, if our risk management methods are not effective, our business, reputation and financial results may be adversely affected.
Our ability to comply with all applicable laws and rules is largely dependent on our compliance, audit, risk and reporting systems and procedures. However, any compliance and risk management system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These limitations include the reality that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Thus, our policies and procedures may not be fully effective, and we may not always be successful in monitoring or evaluating the risks to which we are or may be exposed. As a result, we may be subject to significant legal and regulatory costs in the event that our systems fail to prevent violations of laws or regulations, and our business, financial condition, results of operations and cash flows may be materially adversely affected.
We may be subject to liability for potential violations of predatory lending and ability to repay laws in our Home Lending segment.
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
Adverse judicial developments have occasionally occurred and could occur in the future in the industries in which we do business. In the structured settlement payment purchasing industry, adverse judicial developments have occurred with regard to anti-assignment concerns and issues associated with non-disclosure of material facts and associated misconduct. Most of the settlement agreements that give rise to the structured settlement receivables that we purchase contain anti-assignment provisions that purport to prohibit assignments or encumbrances of structured settlement payments due under the agreement. If anti-assignment provisions are included in an agreement, a claimant or a payor could attempt to invoke the anti-assignment provision to invalidate a claimant’s transfer of structured settlement payments to the purchaser, or to force the purchaser to pay damages. In addition, under certain circumstances, interested parties other than the related claimant or payor could challenge, and potentially invalidate, an assignment of structured settlement payments made in violation of an anti-assignment provision. Whether the presence of an anti-assignment provision in a settlement agreement can be used to invalidate a prior transfer depends on various aspects of state and federal law, including case law and the form of Article 9 of the Uniform Commercial Code adopted in the applicable state. Any adverse judicial developments calling into doubt laws and regulations related to structured settlements, annuities, lotteries or mortgage originations, financings or foreclosures could materially and adversely affect our investments in such assets and our financing.
State or federal governmental examinations, legal proceedings, enforcement actions or tax rulings and related costs could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are routinely involved in regulatory reviews and legal proceedings concerning matters that arise in the ordinary course of our business. In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to consumer protection in the specialty finance industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. An adverse result in regulatory actions or examinations or private lawsuits may adversely affect our financial results. Defense of any lawsuit, even if successful, could require substantial time and attention of our senior management that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to our operations.
In addition, a number of participants in our industries have been the subject of purported class action lawsuits and regulatory actions by state regulators and other industry participants have been the subject of actions by state Attorneys General. Regulatory investigations, both state and federal, can be either formal or informal. The costs of responding to the investigations can be substantial. In addition, government-mandated changes to disclosure requirements and business practices could lead to higher costs and additional administrative burdens, in particular regarding record retention and informational obligations.
We could also suffer monetary losses or restrictions on our operations from interpretations of state laws in regulatory proceedings or lawsuits, even if we are not a party. For example, the federal and state agencies overseeing certain aspects of the mortgage market have entered into settlements and enforcement consent orders with other mortgage servicers regarding foreclosure practices that primarily relate to mortgage loans originated during the credit crisis. Although we are not a party to any of these settlements and enforcement consent orders and lack the legacy loans that gave rise to these settlements and enforcement consent orders, the practices set forth in those settlements and consent orders have been adopted by the industry as a whole and additionally required by the CFPB’s mortgage servicing rule, forcing us to comply with them in order to follow standard industry practices and regulatory requirements. While we have made and continue to make changes to our operating policies and procedures in light of these settlements and consent orders, further changes could be required.
We have been the subject of Civil Investigative Demands, or CIDs, from the CFPB with respect to our Structured Settlements and Annuity Purchasing segment and could be subject in the future to enforcement actions by the CFPB.
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
We have, since March 2014, been served with three (3) Civil Investigative Demands, or CIDs, from the CFPB relating to our structured settlement and annuity payment purchasing activities. The CIDs have requested various information and documents, including oral testimony, for the purpose of determining our compliance with Federal-consumer financial laws. We have provided documents and oral testimony relating to requests in the first two (2) CIDs. In response to the third CID, we discussed the requests with the CFPB and filed a petition to modify or set aside that particular CID. On February 11, 2016, the CFPB denied that request. We have since continued our dialogue with the CFPB, and will work cooperatively with the CFPB to address its continuing inquiry as appropriate.
While we believe that the our practices are fully compliant with applicable law, if the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Unlike banks and similar financial institutions with which we compete in our Home Lending segment, we are subject to state licensing and operational requirements that result in substantial compliance costs.
Because we are not a depository institution, we do not benefit from an exemption to state mortgage banking, loan servicing or debt collection licensing and some regulatory requirements that is generally given to a depository institution under state law. Home Lending must comply with state licensing requirements and varying compliance requirements in each of the 39 states and the District of Columbia, in which we actively do business. Future regulatory changes may increase our costs through stricter licensing laws, disclosure laws or increased fees, or may impose conditions to licensing that we are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees collected by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our Home Lending business cost-prohibitive in the affected state or states and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Home Lending business would be adversely affected if we lose our licenses or if we are unable to obtain licenses in new markets.
Our mortgage operations are subject to licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage loan servicing companies and mortgage loan origination companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company or third party debt default specialist, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.
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
Changes in existing state laws governing the transfer of structured settlement or lottery payments or in the interpretation thereof may adversely impact our structured settlement and annuity purchasing business.
The structured settlement and lottery payments secondary markets are highly regulated and require court approval for each sale under applicable state transfer statutes. These transfer statutes, as well as states’ uniform commercial codes, insurance laws and rules of civil procedure, help ensure the validity, enforceability and tax characteristics of the structured settlement payments and lottery receivables purchasing transactions in which we engage. States may amend their transfer statutes, uniform commercial codes and rules of civil procedure in a manner that inhibits our ability to conduct business, including by means of retroactive laws, which would adversely impact our business. In addition, courts may interpret transfer statutes in a manner that inhibits our ability to conduct business. Failing to comply with the terms of a transfer statute when purchasing payments could potentially result in forfeiture of both the right to receive the payments and any unrecovered portion of the purchase price we paid for the payments, which could adversely affect our business, financial condition, results of operations and cash flows.
Certain changes in current tax law could have a material adverse effect on our structured settlements and annuity purchasing business, financial condition, results of operations and cash flows.
The use of structured settlements is largely the result of their favorable federal income tax treatment. Under current tax law, claimants receiving installment payments as compensation for a personal injury are exempt from all federal income taxation, provided certain conditions are met. Congress has previously considered and may revisit legislation that would reduce or eliminate the benefits derived from the tax deferred nature of structured settlements and annuity products. If the tax treatment for structured settlements was changed adversely by a statutory change or a change in interpretation, the dollar volume of structured settlements issued could be reduced significantly, which would, in turn, reduce the addressable market of our structured settlement payments purchasing business. In addition, if there were a change in the Code or a change in interpretation that would result in adverse tax consequences for the assignment or transfer of structured settlement payments, such change could also reduce the market of our structured settlements and annuity purchasing business. Such market reduction could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We could be assessed excise taxes that result from IRS audits of our subsidiaries’ compliance with Section 5891 of the Code which could have a material adverse impact on our business, financial condition and results of operations in future periods.
Section 5891 of the Code, as set forth in the Tax Relief Act, levies an excise tax upon those people or entities that acquire structured settlement payments from a seller on or after February 22, 2002, unless certain conditions are satisfied. Such tax equals 40% of the discount obtained by the purchaser of the structured settlement payments. However, no such tax is levied if the transfer of such structured settlement payments is approved in a qualified court order. A qualified court order under the Tax Relief Act means a final order, judgment or decree that finds that the transfer does not contravene any federal or state law or the order of any court or administrative authority and is in the best interest of the payee, taking into account the welfare and support of the payee’s dependents. The order must be issued under the authority of an applicable state statute of the state in which the seller is domiciled, or, if there is no such statute, under the authority of an applicable state statute of the state in which the payment obligor or annuity provider has its principal place of business, and issued by a court of such state, or by the responsible administrative authority (if any) that has exclusive jurisdiction over the underlying action or proceeding. If we fail to satisfy these conditions, we could be assessed excise taxes which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our structured settlements and annuity purchasing business could be adversely affected if the Bankruptcy Code is changed or interpreted in a manner that affects our rights to scheduled payments with respect to a payment stream we have purchased.
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
Our purchases of certain financial assets may be viewed as consumer lending, which could subject us to adverse regulatory limitations and litigation.
From time to time, we have been named as defendant in suits involving attempts to recharacterize the purchase of non-court-ordered structured settlement payments or other assets as loan transactions. If a transaction is characterized as a loan rather than a sale, then various consumer lending laws apply, such as usury statutes, consumer credit statutes or truth-in-lending statutes. If a court finds any of our structured settlement, annuity or lottery purchase transactions are subject to consumer lending laws, we may not have complied in all respects with the requirements of the applicable statutes with respect to those transactions. The failure to comply could result in remedies including the rescission of the agreement under which we purchased the right to the stream of periodic payments and the repayment of amounts we received under that agreement.
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
The current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested, and we may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our financing facilities, delay the recovery of advances, or result in compensatory fees being imposed against us by a GSE or the FHFA for delaying the foreclosure process, all or any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related To Our Structured Settlements and Annuity Purchasing Segment
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
We are aware of an insurance company that offers payees the option to accelerate payments of structured settlements at discounted rates, addressing the payee’s need for liquidity without the payee having to sell their payment stream. If an increasing number of payees make use of this service by this company, or if more insurance companies adopt this practice, it could decrease the number of structured settlement transactions available for us to purchase, which could have a material adverse impact on our business, financial condition, results of operations and cash flows in future periods.
If the identities of structured settlement or annuity holders become readily available, it could have an adverse effect on our structured settlements or annuity payment purchasing business and our financial condition, results of operations and cash flows.
We expect to continue to build and enhance our databases of holders of structured settlements and annuities through a combination of commercial and Internet advertising campaigns, social media activities and targeted marketing efforts. If the identities of structured settlement or annuity holders in our databases were to become readily available to our competitors or to the general public, including through the physical or cyber theft of our databases, we could face increased competition and the value of our proprietary databases would be diminished, which would have a negative effect on our structured settlements and annuity payment purchasing funding businesses and our financial condition, results of operations and cash flows.
We are dependent on the opinions of certain rating agencies for the valuation of the credit quality of our securitizations of the structured settlement, annuity and certain lottery payment streams to access the capital markets.
Standard & Poor’s, Moody’s and A.M. Best evaluate some, but not all, of the insurance companies that are the payors on the structured settlement, annuity and certain lottery payment streams that we purchase. Similarly, Standard & Poor’s, Moody’s, A.M. Best and DBRS, Inc. evaluate some, but not all, of our securitizations of those assets. We may be negatively impacted if any of these rating agencies stop covering these insurance companies or decide to downgrade their ratings or change their methodology for rating insurance companies or our securitizations. A downgrade in the credit rating of the major insurance companies that write structured settlements could negatively affect our ability to access the capital, securitization or other markets. In addition, we may be negatively impacted if any of these rating agencies stop rating our securitizations, which would adversely affect our ability to complete our securitizations and the price that we receive for them. These events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to complete future securitizations, other financings or sell the payment streams of the structured settlement, annuity or lottery payment streams on favorable terms, then our business will be adversely affected.
Our success depends on our ability to aggregate and securitize or otherwise finance or sell many of the financial assets that we purchase, including structured settlement, annuity and lottery payment streams, in the form of privately offered asset-backed securities, private placements, other term financings or private sales. The availability of financing sources is dependent in part on factors outside of our control. For example, our results in 2008 and 2009 were impacted by the financial crisis, which resulted in a lack of purchasers of our asset-backed securitizations and a resultant lack of capital availability from our warehouse facilities. We were forced to limit transaction volume without access to the securitization market and with limited warehouse capacity. We significantly scaled back new transactions, resulting in insufficient cash flow relative to our leverage.  In 2009, J.G. Wentworth, LLC and certain of its affiliates completed reorganization under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. In the future, we may not be able to continue to securitize or otherwise sell our structured settlement payments at favorable rates or obtain financing through borrowings or other means on acceptable terms or at all, in which case we may be unable to satisfy our cash requirements. Our financings generate cash proceeds that allow us to repay amounts borrowed under our committed warehouse lines, finance the purchase of additional financial assets and pay our operating expenses. Changes in our asset-backed securities program could materially adversely affect our earnings and ability to purchase and securitize structured settlement, annuity, or lottery payment streams on a timely basis. These changes could include:

•	a delay in the completion of a planned securitization or other financing;

•	negative market perception of us;

•	a change in rating agency criteria with regards our asset class;

•	delays from rating agencies in providing ratings on our securitizations; and

•	failure of the financial assets we intend to securitize to conform to rating agency requirements.

We plan to continue to access the securitization and other financing markets frequently. If for any reason we were not able to complete a securitization or other financing, it could negatively impact our cash flow during that period. If we are unable to consummate securitization, other financing or sale transactions in the future or if there is an adverse change in the market for structured settlement, annuity, or lottery payment streams generally, we may have to curtail our activities, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Insolvency of payors of the structured settlement, annuity and lottery payments we purchase and other similar events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In instances where insurance companies or other payors of the structured settlement, annuity and lottery payment assets we purchase go bankrupt, become insolvent, or are otherwise unable to pay the purchased payment streams on time, we may not be able to collect all or any of the scheduled payments we have purchased. For example, on September 1, 2011, in the Matter of the Rehabilitation of Executive Life Company of New York, or ELNY, in the Supreme Court of the State of New York, County of Nassau, the Superintendent of Insurance of the State of New York filed an Agreement of Restructuring in connection with the liquidation of ELNY under Article 75 of the New York Insurance Laws. This restructuring plan was subsequently approved by the court. Under this plan, payment streams to be paid on certain receivables purchased by us were reduced. In the future, bankruptcies, additional insolvencies and other events may occur which limit the ability of these payors to pay on time and in full, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The senior management team has a great deal of discretion in determining the composition of our financing program.
A substantial portion of our cash flow is generated on the closing of a securitization or other financing. Our senior management team decides how many securitizations, other financings or sales we conduct per year and what asset types and amounts to include in our securitization, financing program and asset sales, based on numerous facts and circumstances. If our senior management does not accurately gauge the appropriate asset mix or timing for a securitization, other financing or sale, this may have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to maintain our relationships with the vendors involved with our prepaid cards.
We currently serve as program manager for our prepaid cards. We have chosen to partner with third-party service providers to serve as the card-issuer, card-processor and as our network partner. If any of these vendors were to suspend, limit or cease operations or if our relationship with such service providers were to otherwise terminate, we would need to implement a substantially similar arrangement with another vendor, obtain additional state licenses, or curtail our prepaid operations, as applicable. If we need to enter into alternative arrangements with a different service provider to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement in a timely fashion, on commercially reasonable terms, or at all. Transitioning to a new issuer, processor or network partner may result in delays in the issuance of prepaid cards, which could cause irreparable harm to our brand and reputation.
Fraudulent and other illegal activity involving our prepaid cards could lead to reputational damage to us and reduce the use and acceptance of our cards and reload network.
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products or customer information. Illegal activities involving prepaid cards often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines.
Our prepaid card business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or there are adverse developments with respect to the prepaid financial services industry in general.
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry. For example, negative publicity surrounding other prepaid financial service providers could impact our business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services among consumers. If consumers do not continue or increase their usage of prepaid cards, our prepaid card business may not grow as anticipated.

Risks Related To Our Home Lending Segment
Adverse changes in the residential mortgage lending and real estate markets would adversely affect our business, financial condition, results of operations and cash flows.
Our Home Lending results of operations are materially affected by conditions in the residential mortgage lending and real estate markets, the financial markets and the economy generally. In recent years, concerns about the mortgage market, significant declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, U.S. budget debates and European sovereign debt issues, have contributed to increased volatility and uncertainty for the economy and financial markets. The mortgage market continues to be adversely affected by tightened lending standards and decreased availability of credit since the 2008 financial crisis. This has an impact on new demand for homes, which may compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan defaults. Increased mortgage defaults negatively impact our servicing business because they increase the costs to service the underlying loans and may ultimately reduce the number of mortgage loans we service.
Adverse economic conditions also adversely impact our originations business. Rising interest rates would slow home purchase demand and may preclude many potential borrowers from refinancing their existing loans, which would decrease our originations.
Adverse changes in the residential mortgage market may reduce the number of mortgages we service, reduce the profitability of mortgage loans we currently service, reduce the number of new mortgage loans we originate, adversely affect our ability to sell mortgage loans we originate or increase delinquency rates. Any of the foregoing adverse developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to continue to grow our loan origination volume.
Our loan origination operations primarily consist of distributed retail and affiliate relationship operations. In our affiliate relationship operations, we generate program leads from our lead-generation partners and originate mortgage loans directly with borrowers through 6 telephone call centers or the Internet. In our distributed retail operations, we generate leads and originate loans from business and personal referrals as well as from previous customers via our 16 branch locations that are located in 11 states. The volume of loans funded within our loan origination business is subject to multiple factors, including the success of our customer direct originations, our ability to maintain our affinity and lead-generation relationships, changes in interest rates, availability of government programs and consumer credit. Any of these factors could lead to our inability to maintain or grow our loan originations volume, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of December 31, 2015, Home Lending is actively licensed as a mortgage originator in 39 states and the District of Columbia. We plan to become licensed in additional states, which we expect will have a positive impact on our origination growth. However, there are no assurances that we will obtain these additional licenses. If we are unable to obtain additional licenses, we will not be able to grow our business in accordance with our current plans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Increases in delinquencies and defaults could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a result of conditions in the residential mortgage lending and real estate markets in recent years, borrowers may not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, interest rates have remained at historical lows for an extended period of time. Borrowers with adjustable rate mortgage loans must make larger monthly payments when the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates, as applicable, to the rates computed in accordance with the applicable index and margin. Increases in monthly payments may increase the delinquencies, defaults and foreclosures on a significant number of the loans that we service.
Increased mortgage delinquencies, defaults and foreclosures may result in lower servicing revenue for loans that we service for the GSEs, including Fannie Mae or Freddie Mac, because we only collect servicing fees at the time they are due from GSEs for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income that we receive on cash held in collection and other accounts because there is less cash in those accounts. Also, increased mortgage defaults may ultimately reduce the number of mortgages that we service.
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
We have higher concentrations of loans in our servicing portfolio in Virginia and California. As of December 31, 2015, approximately 25.5% and 15.9% of the loans we serviced as measured by unpaid principal balances were concentrated in Virginia and California, respectively.
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
We are highly dependent upon GSEs, such as Fannie Mae and Freddie Mac to generate revenues through mortgage loan sales.
There are various government proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. Thus, the long-term future of the GSEs is still in doubt.
Our ability to generate revenues through mortgage loan sales depends to a significant degree on GSEs. We sell mortgage loans to GSEs and also rely on programs administered by the GSEs, Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. These entities play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by one of these entities. We also derive other material financial benefits from these relationships, including the assumption of credit risk on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If it is not possible for us to complete the sale or securitization of certain of our mortgage loans due to changes in GSE programs or if we are unable to sell mortgage loans to GSEs, we may lack liquidity under our mortgage financing facilities to continue to fund mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted.
Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to maintain or grow our business if we cannot originate and/or acquire MSRs on favorable terms.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans we service may be prepaid prior to maturity, refinanced by a mortgage loan not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain and grow the size of our servicing portfolio depends on our ability to originate additional mortgages, to recapture the servicing rights on loans that are refinanced and to acquire MSRs. We may not be able to originate a sufficient volume of mortgage loans, recapture a sufficient volume of refinanced loans or acquire MSRs on terms that are favorable to us or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to recapture loans from borrowers who refinance.
One of the focuses of our origination efforts is “recapture,” which involves actively working with existing borrowers to refinance their mortgage loans with us instead of another originator of mortgage loans. Borrowers who refinance have no obligation to refinance their loans with us and may choose to refinance with a different originator. If borrowers refinance with different originators, this decreases the profitability of our primary servicing portfolio because the original loan will be repaid, and we will not have an opportunity to earn further servicing fees after the original loan is repaid. Moreover, recapture allows us to generate additional loan servicing rights more cost-effectively than MSRs acquired on the open market. If we are not successful in recapturing our existing loans that are refinanced, our servicing portfolio will become increasingly subject to run-off, which would increase ours costs and risks and decrease the profitability of our servicing business.
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
If any material information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected and we may be subject to repurchase or indemnification obligations under loan sales agreements. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered as a result of their actions. We have controls and processes designed to help us identify misrepresented information in our loan originations operations; however, we may not have detected or may not detect all misrepresented information in our loan originations or from our mortgage business clients. Any such misrepresented information could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
There are certain types of losses, generally of a catastrophic nature, that result from such events as earthquakes, hurricanes, floods, acts of war or terrorism, and that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are required to indemnify purchasers of the mortgage loans we originate or of the MBS backed by such loans or to repurchase the related loans if the loans fail to meet certain criteria or characteristics.
The indentures governing our securitized pools of mortgage loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify purchasers of the loans we originate or of the MBS backed by such loans or to repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•	our representations and warranties concerning loan characteristics, loan quality and loan circumstances are inaccurate;

•	we fail to secure adequate mortgage insurance within a certain period after closing;

•	a mortgage insurance provider denies coverage; or

•	we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment.

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
We are required to follow the guidelines of Ginnie Mae and the GSEs and are not able to negotiate our fees with these entities for the purchase of our loans.
In our transactions with Ginnie Mae and the GSEs, we are required to follow specific guidelines that impact the way we service and originate mortgage loans including:

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures; and

•	the amount of non-reimbursable advances.

In particular, the FHFA has directed GSEs to align their guidelines for servicing delinquent mortgages they own or guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, FHFA has directed Fannie Mae to assess compensatory fees against servicers in connection with delinquent loans, foreclosure delays, and other breaches of servicing obligations.
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
During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, pay legal expenses and fund other protective advances. We also advance funds to maintain, repair and market real estate properties that we service that are in the foreclosure process or have been foreclosed. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs. With respect to loans in Ginnie Mae pools, advances are not recovered until the loan becomes current or we make a claim with the FHA or other insurer, and our right to reimbursement is capped. Advances are typically recovered upon weekly or monthly reimbursement or from sale in the market. An increase in delinquency and default rates on the loans that we service will increase the need for us to make advances. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our counterparties may terminate our MSRs.
The owners of the loans we service may, under certain circumstances, terminate our MSRs. Ginnie Mae may terminate our status as an issuer if we fail to comply with servicing standards or otherwise breach our agreement with Ginnie Mae. If this were to happen, Ginnie Mae would seize our MSRs and not compensate us for our MSRs. As is standard in the industry, under the terms of our master servicing agreements with GSEs, GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and the GSEs also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with GSEs. Some GSEs may also have the right to require us to assign the MSRs to a subsidiary and sell our equity interest in the subsidiary to a third party. If we were to have our servicing rights terminated on a material portion of our servicing portfolio, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related To Our Financial Position
An increase in the cost of our financing sources, especially relative to the discount rate at which we purchase assets, may reduce our profitability.
Our ability to monetize our structured settlement, annuity, and lottery payment stream purchases depends on our ability to obtain temporary and/or permanent financing at attractive rates, especially relative to our purchase discount rate. If the cost of our financing increases relative to the discount rate at which we are able to purchase assets, our profits will decline. A variety of factors can materially and adversely affect the cost of our financing, including, among others, an increase in interest rates or an increase in the credit spread on our financings relative to underlying benchmark rates. Similarly, a variety of factors can materially adversely affect our purchase discount rate including, among others, increased competition, regulatory and legislative changes, including the imposition of additional or lower rate caps to those currently in effect in certain states in which we operate, the views of the courts and other regulatory bodies and the efforts of consumer advocacy groups.
Our earnings may decrease because of changes in prevailing interest rates.
Our profitability is directly affected by changes in prevailing interest rates, and volatile interest rate environments can lead to volatility in our results of operations.

In our Structured Settlements and Annuity Purchasing segment, we purchase structured settlement, annuity and lottery payment streams at a discount rate based on, among other factors, our estimates of the future interest rate environment. Once a critical mass of payment streams is achieved, those payment streams are then securitized or otherwise financed. The discount rate at which a securitization is sold to investors is based on the current interest rates as of the time of such securitization. Interest rates may fluctuate significantly during the period between the purchase and financing of payment streams, which can reduce the spread between the discount rate at which we purchased the payment streams and the discount rate at which we securitize or otherwise finance such payment streams, which would reduce our revenues. If we are unable to finance the payment streams we purchase at a discount rate that is sufficiently lower than the discount rate at which we make such purchases, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In our Home Lending segment, increases in prevailing interests rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both operating expenses and interest expense and could cause a reduction in the value of our assets. Increases in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a loan may be more difficult for prospective borrowers. We could also be affected by decreasing interest rates. A decrease in prevailing interest rates may increase prepayment speeds causing our servicing fees to decline more rapidly than anticipated and we may record a decrease in the value of our MSRs. In addition, a decrease in prevailing interest rates may lead to higher compensating interest expense and increased amortization expense as we revise downward our estimate of total expected income as prepayment speeds increase and could reduce our earnings on custodial deposit accounts.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to obtain sufficient capital to meet the financing requirements of our business.
We are currently highly dependent on obtaining financing to fund our purchases of structured settlement payments and other financial assets and our mortgage loan originations. We currently depend on (i) our committed warehouse lines to finance our purchase of structured settlement, annuity, and lottery payment streams prior to their securitization or other financing, (ii) a permanent financing facility for our life contingent structured settlement payments and life contingent annuity payments purchases and (iii) repurchase facilities, participation agreements and warehouse lines of credit with major financial institutions and regional banks to finance our mortgage originations.
In order to access these facilities we are required to meet certain conditions to borrow. In the future we may not be able to meet these conditions in which case we would be unable to borrow under one or all of our facilities. In addition, these warehouse lines and other financing facilities may not continue to be available to us beyond their current maturity dates at reasonable terms or at all. In the future, we will likely need to borrow additional money. Our ability to renew or replace our existing facilities or warehouse lines of credit as they expire and to borrow the additional funds we will need to accomplish our business strategy is affected by a variety of factors including:

•	our financial condition and performance;

•	the level of liquidity in the credit markets;

•	prevailing interest rates;

•	the strength of the lenders that provide us financing;

•	limitations on borrowings on repurchase facilities, participation agreements and warehouse lines of credit;

•	limitations imposed on us under financing agreements that contain restrictive covenants and borrowing conditions that may limit our ability to raise or borrow additional funds; and

•	accounting changes that may impact calculations of covenants in our financing agreements.

We cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. An event of default, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing facilities or obtain new financing facilities.
We may seek opportunities to acquire financial services businesses that could benefit from our recognized brand name and direct-to-consumer marketing experience. Our liquidity and capital resources may be diminished by any such transactions. Additionally, a significant acquisition may require us to raise additional capital to facilitate such a transaction, which may not be available on acceptable terms or at all.
Changes in federal, state and international regulation of the financial institutions that we rely on for financing could increase the cost of funding for those institutions and therefore reduce our sources of funding and increase our costs. If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The goodwill or other intangible assets that we recorded in connection with previous acquisitions may become impaired.
In connection with the accounting for the acquisition of Home Lending and other acquisitions, we recorded goodwill and other intangible assets. Under U.S. generally accepted accounting principles, or U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and any other indefinite-lived intangible assets have been impaired. Finite-lived intangible assets are assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders’ equity in future periods.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and ability to operate or grow our business.
As of December 31, 2015, we had $449.5 million total indebtedness (not including indebtedness related to our warehouse facilities and asset-backed securitizations, which indebtedness is recourse only to the VIE assets on our balance sheet). Our substantial indebtedness could have a number of important consequences. For example, our substantial indebtedness could:

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
Increases in our tax liabilities, as a result of changes in tax or accounting policies applicable to our business or as a result of changes in the operation of our business, could have a material adverse effect on our future profitability or presentation of our results.

Our U.S. GAAP income may be significantly higher than our taxable income due to current tax and accounting laws and policies. The tax rules applicable to our business are complex and we continue to evaluate our positions and processes. If these laws and policies were to change, or if the operation of our business were to change in a way that affects the application of these laws and policies, we could owe significantly more in income taxes than the cash generated by our operations. If we were unable for any reason to continue purchasing structured settlement annuity or lottery payment streams or other products, as well as generate current operating and marketing expenses, we could generate significant tax liabilities without a corresponding cash flow to cover those liabilities. In addition, such changes could also have a material adverse effect on our future profitability or presentation of our results.
Residuals from prior securitizations represent a significant portion of our assets, but there is no established market for those residuals.
After a securitization is executed, we retain a subordinated interest in the receivables, referred to as the residuals, which we include within our balance sheet within the caption VIE and other finance receivables, at fair value. We have financed certain of our residuals under a term facility. If under forced circumstances we are required to sell our residuals to pay down debt or to otherwise generate cash for operations, we may not be able to generate proceeds that reflect the value of those residuals on our books or that are sufficient to repay the related indebtedness. In addition, a sale of the residuals under those circumstances would likely generate taxable income without sufficient cash to pay those taxes. Changes in interest rates, credit spreads and the specific credit of the underlying assets may lead to unrealized losses that negatively affect our U.S. GAAP income.
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
The profitability of pre-settlement funding depends on the ability to accurately underwrite both the likelihood that a personal injury case will result in a settlement as well as the amount of the settlement that is reached. Although we attempt to deploy a conservative underwriting profile by funding only a small fraction of case types with consistent settlement values and having all cases evaluated by our experienced team of in-house attorneys and paralegals, significant differences between our expected and actual collections on pre-settlement funding could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Holders of Common Interests in JGW LLC other than us, or the Common Interestholders, may in the future exchange Common Interests in JGW LLC for Class A common stock or, in the case of PGHI Corp., shares of our Class C common stock, par value $0.00001 per share, or the Class C common stock, on a one-for-one basis (or, at JGW LLC’s option, cash). JGW LLC has in effect an election under Section 754 of the Code, which may result in an adjustment to our share of the tax basis of the assets owned by JGW LLC at the time of such exchanges of Common Interests in JGW LLC. The exchanges may result in increases in our share of the tax basis of the tangible and intangible assets of JGW LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that we would otherwise be required to pay in the future.
In connection with our IPO, we entered into a tax receivable agreement with all Common Interestholders who hold in excess of approximately 1% of the Common Interests in JGW LLC outstanding immediately prior to our IPO requiring us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize in any tax year from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests in JGW LLC for shares of Class A common stock or shares of Class C common stock (or cash). The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to us for operations and to make future distributions to holders of Class A common stock.
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
JLL Partners and its affiliates, collectively, or JLL, owns a portion of its investment through an existing corporation. On October 7, 2014, we executed a merger, or the Blocker Merger, where JLL received shares of newly issued Class A common stock, we acquired the entity, and we therefore, succeeded to certain tax attributes, if any, of said corporation. Please refer to Note 2 in "Part II Item 8 'Notes to Consolidated Financial Statements.'" The tax receivable agreement requires us to pay the shareholders of such corporation for the use of any such attributes in the same manner as payments made for cash savings from increases in tax basis as described above.
The owners of PGHI Corp., including DLJ Merchant Banking Partners IV, L.P. and affiliates of Credit Suisse Group AG, own their investment in us through PGHI Corp. In the event we engage in a merger with PGHI Corp. in which the shareholders of that corporation receive the shares of Class C common stock directly, we will succeed to certain tax attributes, if any, of such corporation. The tax receivable agreement requires us to pay the shareholders of such corporation for the use of any such attributes above a specific amount in the same manner as payments made for cash savings from increases in tax basis as described above.
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
Control by JLL of 83.1% of the combined voting power of our common stock and the fact that it is holding its economic interest through JGW LLC may give rise to conflicts of interest.
As of December 31, 2015, JLL controlled 83.1% of the combined voting power of our common stock. As a result, JLL is able to significantly influence the outcome of all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders or deprive holders of Class A common stock of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our business.
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
The influence of JLL over our policies is further enhanced by the terms of the Director Designation Agreement that we entered into with JLL and PGHI Corp. in connection with the IPO, the Voting Agreement that JLL, PGHI Corp., and certain other Common Interestholders entered into in connection with the IPO and by the provisions of our certificate of incorporation. Under the terms of the Director Designation Agreement, JLL has the right to designate four director designees to our board of directors so long as JLL owns at least 934,488 Common Interests in JGW LLC and at least 20% of the aggregate number of Common Interests in JGW LLC held on such date by members of JGW LLC who were members of JGW LLC (or its predecessor of the same name) on July 12, 2011, and PGHI Corp. has the right to designate one director so long as PGHI Corp.

(together with its then-current stockholders) or its assignee holds in the aggregate at least 436,104 Common Interests in JGW LLC. The parties to the Voting Agreement agree to vote all of their shares of Class A common stock (if any) and their shares of our Class B common stock, par value $0.0001 per share, or the Class B common stock, (if any) in favor of the election to our board of directors of our Chief Executive Officer, four designees of JLL and one designee of PGHI Corp. Pursuant to our certificate of incorporation, the four directors designated by JLL are each entitled to cast two votes on each matter presented to our board of directors until the earlier to occur of such time as we cease to be a “controlled company” within the meaning of the New York Stock Exchange or NYSE corporate governance standards or such time as JLL ceases to hold, in the aggregate, at least 934,488 Common Interests in JGW LLC and at least 20% of the aggregate number of Common Interests in JGW LLC held on such date by members of JGW LLC who were members of JGW LLC (or its predecessor of the same name) on July 12, 2011. Because our board consists of fewer than twelve directors, the four directors designated by JLL are, for so long as such directors have the right to cast two votes, able to determine the outcome of all matters presented to the board for approval.
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
We are considered a “controlled company” under the rules of the NYSE. Controlled companies are exempt from the NYSE’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of the NYSE, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the NYSE’s requirements, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of the NYSE. As a result of relying on certain on these exemptions, we do not have a majority of independent directors, and our nomination and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, we do not provide the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. As a result, we do not know if some investors will find our Class A common stock less attractive. The result may be a less active trading market for our Class A common stock and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As of December 31, 2015, we have not delayed the adoption of any accounting standard as permitted under JOBS Act; however, we intend to take advantage of the benefits of this extended transition period beginning in 2016. As a result, our financial statements beginning in 2016 may not be comparable to companies that comply with public company effective dates. We can remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.
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
As a result of our IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will continue to incur significant legal, accounting and other expenses that we did not incur prior to becoming a public company.
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
The market price of our Class A common stock is volatile and may continue to be highly volatile and could continue to be subject to wide fluctuations. Shares of our Class A common stock were sold in our IPO in November 2013 at a price of $14.00 per share, and through February 29, 2016, our Class A common stock has subsequently traded as high as $19.88 and as low as $0.95. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. Some, but not all of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our Class A common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	litigation and governmental investigations;

•	legislative or regulatory changes;

•	changes in government programs and policies;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industries in general;

•	increases in market interest rates that may lead purchasers of our common stock to demand a higher yield;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which we conduct our operations; and

•	a breach of security or a cybersecurity attack.

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
Issuing additional Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their ownership in us.
Our failure to meet the continued listing requirements of the NYSE could result in a delisting of our common stock.

Our Class A common stock is listed on the NYSE, a national securities exchange, under the symbol “JGW”. In order to maintain this listing, we must maintain certain requirements including, among other things:

•	average market capitalization of not less than $50 million over a 30-day trading period and stockholders' equity of not less than $50 million;

•	average market capitalization of not less than $15 million over a 30-day period; and

•	average closing share price over $1.00 over a 30-day period.

Although we currently meet the NYSE’s listing standards, given the volatility of our stock price, on November 16, 2015, we received a letter from the NYSE detailing the NYSE continuing listing requirements. Additionally, the average closing price of our Class A common stock for the month of February 2016 was $1.14. If we were to fail to satisfy the continued listing requirements of the NYSE by falling below such thresholds, the NYSE may take steps to delist our common stock. If the NYSE delists our common stock for trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	reduced liquidity with respect to our common stock;

•
a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional common stock or obtain additional financing in the future.

Such a de-listing would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we may take actions to restore our compliance with the NYSE’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent future non-compliance with the NYSE’s listing requirements.
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
In connection with our IPO, we registered the exchange of 18,366,135 Common Interests in JGW LLC.  The Class A common stock received upon exchange of Common Interests in JGW LLC may be freely resold into the public market unless held by a Common Interestholder which is an affiliate of us. A Form S-3 covering the resale of the Class A common stock received, or to be received, as part of the exchange process became effective on May 21, 2015.
The market price of our Class A common stock may decline significantly when individuals exercise their right to exchange the Common Interests in JGW LLC for our Class A common stock and then resell that stock. A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of Class A common stock or other equity securities.
The future issuance of additional Class A common stock in connection with our incentive plans, acquisitions, warrants or otherwise will dilute all other stockholdings.
As of December 31, 2015, we have an aggregate of 483,923,556 Class A common stock authorized but unissued. We may issue all of this Class A common stock without any action or approval by our stockholders, subject to certain exceptions. Any Class A common stock issued in connection with our incentive plans or acquisitions, the exercise of outstanding stock options or warrants or otherwise would dilute the percentage ownership held by current holders of our Class A common stock.
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

Our Home Lending corporate offices are located at 3350 Commission Court, Woodbridge, Virginia and consist of approximately 31,000 square feet of leased office space. Our Home Lending business also leases small offices throughout the United States.

We consider our facilities to be adequate for our current operations.

Item 3.         Legal Proceedings

In the ordinary course of our business, we are party to various legal proceedings, including but not limited to those brought by our current or former employees, customers and competitors, the outcome of which cannot be predicted with certainty.

Other than as disclosed in this Annual Report on Form 10-K below, we are not involved in any legal proceedings that are expected to have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Illinois Class Action Proceedings

In February 2014, a purported class action filing was made against us and our subsidiaries in the Circuit Court, 20th Judicial Circuit, St. Clair County, Illinois. The class action complaint, as amended, alleges that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by, among other things, marketing, soliciting, and engaging in transfers of structured settlement payment rights despite knowledge of anti-assignment clauses in the underlying structured settlement agreements, and also alleges common law fraud, breach of the implied duty of good faith and fair dealing and violations of the federal Racketeer

Influenced and Corrupt Organizations Act based on the same structured settlement purchase transactions. The plaintiffs seek to have the prior transfers declared void. The case was removed to the United States District Court for the Southern District of Illinois, transferred to the United States District Court for the Northern District of Illinois and subsequently remanded back to the Circuit Court of the 20th Judicial Circuit, St. Clair County, Illinois due to a finding that the United States District Court for the Northern District of Illinois lacked subject matter jurisdiction. Following the remand, upon our appeal, the United States Court of Appeals for the Seventh Circuit found that the United States District Court for the Northern District of Illinois had subject matter jurisdiction over the matter and remanded the case back to that court.

On April 10, 2015, one of the plaintiffs from the above mentioned proceeding filed a new action in the Circuit Court, 20th Judicial Circuit, St. Clair County, Illinois, against one of our subsidiaries, J. G. Wentworth Originations, LLC, alleging similar facts and violations as the previously filed matter, and also requesting that each qualified order obtained be declared void. We responded to the proceeding, noting that we believe the plaintiff’s claims are without merit. This case was ultimately transferred to the United States District Court for the Northern District of Illinois and we await a decision on dismissal.

On August 5, 2015, the Governor of the State of Illinois signed into law Public Act 099-0286 which amended certain provisions of the Illinois Structured Settlement Protection Act and became effective immediately. In relevant part, the amendments provide that where the terms of the structured settlement agreements prohibit sale, assignment, or encumbrance of such payment rights, a court is not precluded from hearing an application for transfer of the payment rights and ruling on the merits of such application. The amendments further provide that this particular amendment is “declarative of existing law.”

Based on this declaration, we believe that the original ruling in Illinois which commenced the continuing Illinois proceedings was not consistent with precedent and existing law, and we have filed updates with the court accordingly. At a status hearing held on February 10, 2016, the court indicated that it would rule on our motion to dismiss the matter on or about May 17, 2016.

Other Illinois Matters

On October 21, 2014, a payor (a former defendant in an underlying proceeding) filed a petition to vacate an order approving the transfer to our subsidiary, J.G. Wentworth Originations, LLC (“J.G. Wentworth”), of the rights to certain future payments that the payor had agreed to pay to an individual under a structured settlement agreement, in the Circuit Court of Cook County, IL - County Department, Probate. On November 10, 2014, that same payor filed a petition to vacate an unrelated order approving the transfer to J.G. Wentworth of the rights to certain future payments that the payor had agreed to pay to a different individual under a different structured settlement agreement. Prior to the transfers to J.G. Wentworth, that payor made a qualified assignment of its obligation to make all of the future payments to the individuals under the structured settlement agreements; nonetheless, that payor asserted in the petitions to vacate that it should have been notified of the proposed transfers. J.G. Wentworth filed motions to dismiss the petitions to vacate, asserting that the payor lacked standing and the petitions lacked merit for numerous other reasons. On November 25, 2015, the court agreed with J.G. Wentworth’s position and dismissed the claims. There was no appeal taken.

Other Litigation

On February 10, 2015, a competitor filed, in the United States District Court, Central District of California, Western Division, a complaint alleging that we and certain of our affiliates have violated antitrust laws as a result of the 2011 merger between J.G. Wentworth, LLC and Peach Holdings Inc. and post-merger activities, and requested that the court find that there has been a Section 7 violation of the Clayton Act, that assets are to be divested, that an injunction should be issued and monetary damages should be awarded. After allowing the plaintiff two attempts to amend its original complaint to sustain a viable claim, on February 1, 2016, the court granted our motion to dismiss, with prejudice, and on February 10, 2016, the court entered a judgment accordingly. The plaintiff has appealed this decision and the parties will be filing their respective briefs according to the court’s established schedule. We believe that the allegations made in these claims are without merit and intend to vigorously defend these allegations if the matter continues.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on the New York Stock Exchange under the symbol “JGW.” The following table sets forth the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange during each quarterly period for the years ended December 31, 2015 and 2014, respectively.

Fiscal 2015	Low	High

First Quarter	$8.78	$11.41
Second Quarter	$8.84	$11.36
Third Quarter	$4.32	$9.43
Fourth Quarter	$1.45	$5.95

Fiscal 2014	Low	High

First Quarter	$15.23	$19.88
Second Quarter	$9.43	$17.85
Third Quarter	$10.80	$13.93
Fourth Quarter	$8.65	$12.86

Holders of Records

As of February 29, 2016, there were approximately 47 holders of record of our Class A common stock and 32 holders of record of our Class B common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the fourth quarter of fiscal year 2015. The following table provides information about our share repurchase program by the Company for the quarter-ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May yet Be Purchased Under the Plans or Programs
October 2015	—	$—	—	—
November 2015	—	—	—	—
December 2015	—	—	—	—
Total	—	$—	—

Repurchases of Class A Common Stock

On May 2, 2014, our Board of Directors approved the repurchase of an aggregate of $15.0 million of Class A common stock or the Stock Repurchase Program under Rule 10b5-1 of the Securities Exchange Act of 1934 as amended. Purchases under the Stock Repurchase Program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws.

During the year ended December 31, 2015, we repurchased 1,087,312 shares of Class A common stock under the Stock Repurchase Program for an aggregate purchase price of $10.5 million, or $9.69 per share. The repurchased shares are classified as treasury stock at cost on our consolidated balance sheets.

Since the inception of the Stock Repurchase Program, we have repurchased 1,546,017 shares of Class A common stock for an aggregate purchase price of $15.0 million.

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

On July 31, 2015, we issued 1,572,327 shares of Treasury stock as partial consideration for the Home Lending Acquisition.

Item 6.         Selected Financial Data.

	As of and For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except for per share data)
Total assets	$5,074,964	$5,182,709	$4,472,097	$4,298,597	$3,764,378
Total long-term debt (1)	4,635,158	4,726,311	4,086,565	3,656,329	3,130,458
Total revenue	296,367	494,376	459,563	467,397	253,265
Net (loss) income	(197,140)	96,613	61,818	119,472	(3,265)
Net (loss) income attributable to non-controlling interests	(101,828)	65,402	67,395	2,731	660
Net (loss) income attributable to The J.G. Wentworth Company	(95,312)	31,211	(5,577)	116,741	(3,925)

Net (loss) income per Class A common stock of The J.G. Wentworth Company
Basic	$(6.49)	$2.40	$(0.54)	N/A	N/A
Diluted	$(6.49)	$2.40	$(0.54)	N/A	N/A

(1) The Company includes VIE derivative liabilities, at fair value, VIE long-term debt, VIE long-term debt issued by securitization and permanent financing trusts, at fair value, the term loan payable and capital leases from its consolidated balance sheet as its long-term debt.

The selected financial data set forth under "Part II Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations'" of this Annual Report on Form 10-K is incorporated herein by reference.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” and the “Cautionary Statement Regarding Forward-

Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a diversified financial services company that specializes in providing solutions to consumers in need of cash. Our direct-to-consumer businesses use the internet, television, direct mailing, and other channels to offer a variety of solutions including structured settlement payment purchasing, mortgage origination (both purchase and refinancing), prepaid cards and access to personal lending. We warehouse, securitize, sell or otherwise finance the financial assets that we purchase in transactions that are structured to ultimately generate cash proceeds to us that exceed the purchase price we paid for those assets.

We currently operate our business through two business segments: (i) Structured Settlements and Annuity Purchasing and (ii) Home Lending. Our Structured Settlements and Annuity Purchasing segment provides liquidity to customers by purchasing structured settlement, annuity and lottery payment streams. Our Structured Settlements and Annuity Purchasing segment also includes prepaid card solutions, providing access to personal lending and funding for pre-settled legal claims as well as our corporate activities. Our Home Lending segment specializes in originating, selling and servicing residential mortgage loans.

In recent years we have focused on leveraging our brands, direct marketing capabilities and operational and underwriting capabilities to enter into new lines of business. We have executed on this strategy in 2015 through the acquisition of our mortgage lending business, J.G. Wentworth Home Lending, and the development of our prepaid card solutions and our platform for access to personal lending. As of December 31, 2015, our prepaid card solutions and personal lending platform were still in the nascent stage of development and had not generated significant revenues. Following this expansion, we are focusing on integration, stabilization and profitability, while also looking to grow our nascent lines of business.

2015 Highlights

•
We executed on our strategy of becoming a more diversified company by acquiring Home Lending on July 31, 2015 and establishing the Home Lending segment. For the five months ended December 31, 2015, Home Lending originated approximately 3,300 mortgage loans totaling $843.2 million (inclusive of $0.3 million of mortgage-brokered origination activity) and generated $2.0 million in pre-tax income.

•
Our Structured Settlements and Annuity Purchasing segment reported a loss before income taxes of $217.3 million for the year ended December 31, 2015, compared to income before income taxes of $117.8 million for the year ended December 31, 2014, primarily due to a $224.7 million decline in revenue and $121.6 million of impairment charges. In late 2015, we began to implement a series of transformation efforts to offset the challenges that resulted in the segment's disappointing results, including cost reduction activities that we anticipate will result in approximately $25 to $30 million in annual pre-tax cost savings, a restructuring of the purchasing organization, and a realignment of our marketing activities that together, we believe, will more appropriately size the business to the segment's current market conditions.

Results of Operations

Comparison of Consolidated Results for the Years Ended December 31, 2015 and 2014

	Years Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
Total revenues	$296,367	$494,376	$(198,009)	(40.1)%
Total expenses	511,723	376,623	135,100	35.9%
Net (loss) income before income taxes	(215,356)	117,753	(333,109)	(282.9)%
(Benefit) provision for income taxes	(18,216)	21,140	(39,356)	(186.2)%
Net (loss) income	(197,140)	96,613	(293,753)	(304.1)%
Less net (loss) income attributable to non-controlling interests	(101,828)	65,402	(167,230)	(255.7)%
Net (loss) income attributable to The J.G. Wentworth Company	$(95,312)	$31,211	$(126,523)	(405.4)%

Total TRB Purchases	$987,618	$1,077,796	$(90,178)	(8.4)%
Interest rate locks - volume [1]	$1,290,586	$—	$1,290,586	N/A
Loans closed - volume [1]	$843,208	$—	$843,208	N/A

(1) Includes activity since the acquisition of Home Lending on July 31, 2015.

The change in our net (loss) income before income taxes was principally due to a $335.1 million decline in pre-tax income from our Structured Settlements and Annuity Purchasing segment that was the result of: (i) a $221.1 million decrease in realized and unrealized gains on VIE and other finance receivables, long term debt and derivatives driven by: (a) an unfavorable movement in the fair value interest rate used to value our residual interest cash flows, (b) lower TRB purchases, and (c) a decrease in the current year's discount rate applied to TRB purchases, and (ii) the current year's impairment charges totaling $121.6 million to reduce the segment's goodwill and intangible assets to their respective fair values. Our Home Lending segment, which we acquired on July 31, 2015, generated pre-tax income of $2.0 million in the current year.

We recorded a consolidated income tax benefit during the year ended December 31, 2015 of $18.2 million compared to a provision for income taxes of $21.1 million for the year ended December 31, 2014. Our overall effective tax rate was 8.5% for the year ended December 31, 2015 compared to an overall effective rate of 17.9% for the year ended December 31, 2014. The reduction in the overall effective tax rate was due primarily to the impact of the permanent differences between book and taxable income (loss), including the $121.6 million impairment charge on goodwill and intangible assets recorded in 2015.

The net (loss) income attributable to non-controlling interests represents the portion of (loss) earnings attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $101.8 million net loss attributable to non-controlling interests for the year ended December 31, 2015 represents the non-controlling interests' 48.3% weighted average economic interest in JGW LLC's net loss for the year ended December 31, 2015. The $65.4 million net income attributable to non-controlling interests for the year ended December 31, 2014 represents the non-controlling interests' 55.7% weighted average economic interest in JGW LLC's net income for the year ended December 31, 2014.

Comparison of Consolidated Results for the Years Ended December 31, 2014 and 2013

	Years Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
	(In thousands)
Total revenues	$494,376	$459,563	$34,813	7.6%
Total expenses	376,623	395,199	(18,576)	(4.7)%
Net income before income taxes	117,753	64,364	53,389	82.9%
Provision for income taxes	21,140	2,546	18,594	730.3%
Net income	96,613	61,818	34,795	56.3%
Less net income attributable to non-controlling interests	65,402	67,395	(1,993)	(3.0)%
Net income (loss) attributable to The J.G. Wentworth Company	$31,211	$(5,577)	$36,788	(659.6)%

Total TRB Purchases	$1,077,796	$1,125,031	$(47,235)	(4.2)%

The change in our net income before income taxes was primarily due to: (i) a $47.9 million increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives that was the result of a more favorable movement in the fair value interest rate used to value our residual interest cash flows and (ii) a $14.5 million increase in interest income that resulted from an increase in our finance receivable balances. These increases were partially offset by a $13.9 million decrease in gain on extinguishment of debt, net.

We recorded a consolidated income tax provision during the year ended December 31, 2014 of $21.1 million compared to a provision for income taxes of $2.5 million for the year ended December 31, 2013. The increase in our tax provision was primarily due to us owning an economic interest in JGW LLC for the entire 2014 fiscal year compared to the approximately 1.5 month period following our IPO during the year ended December 31, 2013.

The $65.4 million in net income attributable to non-controlling interests for the year ended December 31, 2014 represents the non-controlling interests' 55.7% weighted average economic interest in JGW LLC's net income for the year ended December 31, 2014. The $67.4 million net income attributable to non-controlling interests for the year ended December 31, 2013 represents the sum of: (i) 100% of the JGW LLC's net income for the period January 1, 2013 through November 13, 2013 (the date of our IPO) and (ii) the non-controlling interests' 62.1% weighted average economic interest in JGW LLC's net loss for the period November 13, 2013 through December 31, 2013.

Comparison of Structured Settlements and Annuity Purchasing Results for the Years Ended December 31, 2015 and December 31, 2014

	Years Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$189,394	$186,958	$2,436	1.3%
Realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	79,620	300,702	(221,082)	(73.5)
Loss on swap terminations, net	(190)	(628)	438	(69.7)
Servicing, broker, and other fees	4,875	4,149	726	17.5
Realized and unrealized (losses) gains on marketable securities, net	(4,641)	888	(5,529)	(622.6)
Realized gain on notes receivable, at fair value	—	2,098	(2,098)	(100.0)
Gain on extinguishment of debt, net	593	270	323	119.6
Other	(16)	(61)	45	(73.8)
Total Revenues	$269,635	$494,376	$(224,741)	(45.5)%

EXPENSES
Advertising	$59,961	$68,489	$(8,528)	(12.5)%
Interest expense	207,099	200,798	6,301	3.1
Compensation and benefits	38,997	41,108	(2,111)	(5.1)
General and administrative	18,679	18,567	112	0.6
Professional and consulting	20,801	18,452	2,349	12.7
Debt issuance	6,741	8,683	(1,942)	(22.4)
Securitization debt maintenance	5,912	6,161	(249)	(4.0)
Provision for losses	4,546	4,806	(260)	(5.4)
Depreciation and amortization	3,878	4,168	(290)	(7.0)
Installment obligations (income) expense, net	(1,225)	5,322	(6,547)	(123.0)
Impairment charges and loss on disposal of assets	121,594	69	121,525	—
Total Expenses	$486,983	$376,623	$110,360	29.3%
(Loss) income before income taxes	$(217,348)	$117,753	$(335,101)	(284.6)%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$879,159	$939,051	$(59,892)	(6.4)%
Life contingent structured settlements and annuities	97,696	111,590	(13,894)	(12.5)
Pre-settlement fundings	10,763	27,155	(16,392)	(60.4)
Total TRB purchases	$987,618	$1,077,796	$(90,178)	(8.4)%

Revenues

Total revenues for the year ended December 31, 2015 were $269.6 million, a decrease of $224.7 million, or 45.5%, from revenues of $494.4 million for the year ended December 31, 2014. The decrease was primarily attributable to a $221.1 million decrease in unrealized gains on VIE and other finance receivables, long-term debt and derivatives and a $5.5 million increase in realized and unrealized losses on marketable securities.

Interest income for the years ended December 31, 2015 and 2014 was comprised of the following:

	For the years ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$176,048	$171,143	$4,905	2.9%
Interest income on installment obligations	3,416	4,436	(1,020)	(23.0)
Interest income on pre-settlement funding transaction receivables	9,117	10,439	(1,322)	(12.7)
Interest income on notes receivable	773	907	(134)	(14.8)
Other interest income	40	33	7	21.2
Total interest income	$189,394	$186,958	$2,436	1.3%

The $4.9 million increase in accretion income on finance receivables was primarily due to an increase in our average outstanding securitized finance receivables balance partially offset by a decrease in the average fair value discount rates used to calculate interest income on the associated securitized assets during the periods. The $1.3 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.

Realized and unrealized gains on VIE and other finance receivables, long-term debt, and derivatives for the years ended December 31, 2015 and 2014 was comprised of the following:

	For the years ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
Total realized and unrealized gains on unsecuritized finance receivables	$155,396	$215,763	$(60,367)	(28.0)%
Unrealized gains (losses) on securitized finance receivables, debt and related derivatives	(75,834)	84,956	(160,790)	(189.3)
Unrealized gains (losses) on derivatives related to warehouse facilities	58	(17)	75	(441.2)
Total realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	$79,620	$300,702	$(221,082)	(73.5)%

The $160.8 million change in unrealized gains (losses) on securitized finance receivables, debt and related derivatives was primarily the result of an unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the year ended December 31, 2015, compared to a favorable movement in the associated fair value interest rate during the year ended December 31, 2014. Specifically, the discount rate used to fair value our residual interests increased from 5.97% as of December 31, 2014 to 8.30% as of December 31, 2015 as result of the widening of spreads in the asset-backed securities market during 2015. In comparison, the discount rate used to fair value our residual interests decreased from 7.85% as of December 31, 2013 to 5.97% at December 31, 2014, primarily as a result of both the decrease in spreads in the asset-backed securities market and in long term interest rates in general during 2014; both of which are used in the calculation of the fair value discount rate used to estimate the fair value of our residual interest cash flows.

Total realized and unrealized gains on unsecuritized finance receivables for the year ended December 31, 2015 decreased $60.4 million from the year ended December 31, 2014 as a result of the following: (i) approximately $45.2 million of the decrease was due to a decrease in the discount rate applied to TRB purchases, or purchase yield, as compared to the prior year coupled with an unfavorable movement in the fair value interest rate used to value these assets during the respective periods, and (ii) approximately

$15.2 million of the decrease was due to a $73.8 million decrease, or 7.0%, in guaranteed structured settlements, annuities and lotteries and life contingent structured settlements and annuities TRB purchases, from $1.1 billion for the year ended December 31, 2014 to $976.9 million for the year ended December 31, 2015.

A decrease in our purchase yield in isolation results in an increase in the purchase price of a structured settlement, annuity or lottery transaction which consequently results in a reduced realized or unrealized gain on unsecuritized finance receivables. During 2015, we experienced significant competitive pressure in the segment and despite efforts to increase purchase yields, our average purchase yield on guaranteed structured settlements (the largest component of our TRB purchases) decreased approximately 109 basis points in 2015 from the prior year.

In contrast to the impact of purchase yield on our revenues, an increase (decrease) in the fair value discount rate in isolation results in a decrease (increase) in the estimated fair value of the associated asset which consequently results in a reduced realized or unrealized gain on unsecuritized finance receivables. The weighted average discount rate used to fair value our unsecuritized guaranteed structured settlement finance receivables as of December 31, 2015 was 4.94%, 110 basis-points higher than the 3.84% weighted average discount rate used to fair value our unsecuritized guaranteed structured settlement finance receivables as of December 31, 2014. In contrast, the 3.84% weighted average discount rate used as of December 31, 2014 was 112 basis-points lower than the 4.96% weighted average discount rate used to fair value our guaranteed structured settlement finance receivables of December 31, 2013. The increase in the fair value discount rates used to discount our unsecuritized finance receivables during 2015 was attributable to the increase in the spreads in the asset-backed securities market, partially offset by a general decline in interest rates as evidenced by the yield on 10-year LIBOR swaps decreasing from an average of 2.7% in 2014 to 2.2% in 2015.

Realized and unrealized (losses) gains on marketable securities, net, was a $4.6 million loss for the year ended December 31, 2015, an unfavorable change from the $0.9 million gain for the year ended December 31, 2014, due to lower investment returns on marketable securities. The decrease was primarily offset by a corresponding decrease in installment obligations (income) expense, net. These amounts relate to the marketable securities and installment obligations payable on our consolidated balance sheets. The marketable securities are owned by us but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income.

Gain on extinguishment of debt, net, was $0.6 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. The 2015 gain resulted from the early repayment of the 2004-A securitization debt. The associated finance receivables were included in the 2015-1 securitization. In 2014, we repaid approximately $6.1 million of long-term debt issued by the 2002-A securitization and recorded a gain on debt extinguishment of $0.3 million.

The $2.1 million decrease in realized gains on notes receivable, at fair value resulted from the repayment of a note receivable during the year ended December 31, 2014.

Expenses

Total expenses for the year ended December 31, 2015 were $487.0 million, an increase of $110.4 million, or 29.3%, from expenses of $376.6 million for the year ended December 31, 2014.

Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $60.0 million for the year ended December 31, 2015 from $68.5 million for the year ended December 31, 2014, primarily due to a $13.2 million decrease in our television spend that was partially offset by a $4.7 million net increase in our internet, direct mailing, and other advertising expenses. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.

Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our term loan, increased by 3.1% to $207.1 million for the year ended December 31, 2015 from $200.8 million for the year ended December 31, 2014. The $6.3 million increase was primarily attributable to: (i) a $4.2 million increase in interest expense associated with our VIE securitized debt that resulted from an increase in the average outstanding balance between periods, partially offset by a decrease in the interest rate used to calculate interest expense and (ii) a $1.9 million increase in interest expense associated with our VIE long term debt that was principally due an increase in the average outstanding balance of our residual term debt and an increase and in the corresponding interest rate. In August 2015, we amended our residual term loan to increase the principal amount outstanding by $25.0 million to $133.0 million. In connection with the amendment, the interest rate increased from 7.00% to 7.25%.

Compensation and benefits expense decreased to $39.0 million for the year ended December 31, 2015 from $41.1 million for the year ended December 31, 2014, primarily due to (i) a $3.5 million decrease in incentive compensation expense and (ii) a $1.1 million reduction in share based compensation expense, which was partially offset by (a) a $1.0 million increase in severance expense related to the departure of several senior executives during the year ended 2015, including our former President and Chief Operating Officer, and (b) higher labor costs necessary to execute on our strategy of entering new lines of business and improving our information, data and analytic capabilities.

Professional and consulting costs increased to $20.8 million for the year ended December 31, 2015 from $18.5 million for the year ended December 31, 2014. The increase was primarily due to $3.8 million in third-party fees incurred in connection with the acquisition and integration of Home Lending and the reorganization of our structured settlement purchasing organization, partially offset by a $1.4 million decrease in legal expense.

The decrease in debt issuance costs from the prior year was due to a $1.9 million reduction in underwriting fees resulting from the lower volume of securitized debt issued in the current year. During the year ended December 31, 2015, we issued approximately $475.9 million in securitized debt, a decrease of $193.1 million from the approximately $669.0 million in securitized debt issued in 2014. Underwriting fees associated with our securitizations are calculated as a percentage of the principal amount of debt issued.

During the third quarter of 2015, we re-evaluated our projections for our Structured Settlements and Annuity Purchasing segment based on lower than anticipated results, a significant decline in the stock price of our Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, we determined these events constituted a triggering event requiring us to test the goodwill and definite and indefinite-lived intangible assets acquired in connection with the 2011 acquisition of Orchard Acquisition Company, or OAC, for potential impairment. As a result of this analysis, we determined in the third quarter that the trade name within the reporting unit was impaired and recorded a $29.9 million impairment charge in the consolidated statement of operations.

During the fourth quarter of 2015, we performed our annual goodwill and indefinite-lived intangible asset impairment test. The results of the analysis indicated an additional impairment of the trade name as well as an impairment of the goodwill within the reporting unit. Consequently, we recorded an additional impairment charge of $91.7 million in the fourth quarter comprised of the following: (i) an $85.0 million write-down of goodwill, (ii) an additional $5.6 million write-down of the indefinite-lived trade name, and (iii) and a $1.1 million write-down of other intangible assets. While we believe our assumptions used in the determination of the asset's fair value are reasonable, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the remaining intangible assets, an increase in discount rates, and/or a decrease in our projected growth rates used in the discounted cash flow model could result in future impairment charges.

Comparison of Structured Settlements and Annuity Purchasing Results for the Years Ended December 31, 2014 and 2013

	Years Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$186,958	$172,423	$14,535	8.4%
Realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	300,702	252,801	47,901	18.9
(Loss) gain on swap terminations, net	(628)	200	(828)	(414.0)
Servicing, broker, and other fees	4,149	5,276	(1,127)	(21.4)
Realized and unrealized gains on marketable securities, net	888	15,299	(14,411)	(94.2)
Realized gain (loss) on notes receivable, at fair value	2,098	(1,862)	3,960	(212.7)
Gain on extinguishment of debt, net	270	14,217	(13,947)	(98.1)
Other	(61)	1,209	(1,270)	(105.0)
Total Revenue	$494,376	$459,563	$34,813	7.6%

EXPENSES
Advertising	$68,489	$70,304	$(1,815)	(2.6)%
Interest expense	200,798	193,035	7,763	4.0
Compensation and benefits	41,108	42,595	(1,487)	(3.5)
General and administrative	18,567	20,179	(1,612)	(8.0)
Professional and consulting	18,452	18,820	(368)	(2.0)
Debt issuance	8,683	8,930	(247)	(2.8)
Securitization debt maintenance	6,161	6,091	70	1.1
Provision for losses	4,806	5,695	(889)	(15.6)
Depreciation and amortization	4,168	5,703	(1,535)	(26.9)
Installment obligations expense, net	5,322	19,647	(14,325)	(72.9)
Impairment charges and loss on disposal of assets	69	4,200	(4,131)	(98.4)
Total Expenses	$376,623	$395,199	$(18,576)	(4.7)%
Income before income taxes	$117,753	$64,364	$53,389	82.9%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$939,051	$946,412	$(7,361)	(0.8)%
Life contingent structured settlements and annuities	111,590	156,319	(44,729)	(28.6)
Pre-settlement fundings	27,155	22,300	4,855	21.8
Total TRB purchases	$1,077,796	$1,125,031	$(47,235)	(4.2)%

Revenues

Revenues for the year ended December 31, 2014 were $494.4 million, an increase of $34.8 million, or 7.6%, from revenues of $459.6 million for the year ended December 31, 2013.The increase was primarily attributable to a $47.9 million increase in unrealized gains on VIE and other finance receivables, long-term debt and derivatives and a $14.5 million increase in interest income. This was partially offset by a $14.4 million decrease in realized and unrealized gains on marketable securities, net, and a $13.9 million decrease in gain on extinguishment of debt, net.

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

Gain on extinguishment of debt, net, was $0.3 million and $14.2 million for the years ended December 31, 2014 and 2013, respectively. In 2014, we repaid approximately $6.1 million of long-term debt issued by the 2002-A securitization and recorded a gain on debt extinguishment of $0.3 million. During 2013 and in connection with our 2013-3 securitization, we repaid approximately $64.0 million of long term debt issued by a permanent financing VIE and recorded a one-time gain on debt extinguishment of $22.1 million that was reduced by a debt prepayment penalty and hedge breakage costs totaling $7.9 million in aggregate.

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

Depreciation and amortization for the year ended December 31, 2014 decreased to $4.2 million from $5.7 million for the year ended December 31, 2013, primarily due to certain intangible assets that arose in connection with the our merger with Orchard Acquisition Company, LLC and its subsidiaries in 2011 becoming fully amortized by the end of fiscal year 2013 and a decrease in the depreciation on fixed assets resulting from the downsizing of our Boynton Beach office.

Impairment charges and loss on disposal of assets for the year ended December 31, 2013 were $4.2 million primarily due to the $4.0 million write-down of costs capitalized in conjunction with a software development project that we decided to discontinue in the fourth quarter of 2013.

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

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), a Non-GAAP Financial Measure

We use Adjusted Net Income (Loss), a non-GAAP financial measure, as a measure of our results from operations, which we define as our net income (loss) under GAAP before non-cash compensation expenses, certain other non-routine expenses, provision for or benefit from income taxes and the amounts related to the consolidation of the securitization and permanent financing trusts we use to finance our business. We use Adjusted Net Income (Loss) as a measure of our overall performance because the operations of these variable interest entities do not impact the Structured Settlements and Annuity Purchasing segment's business performance. In addition, the add-backs described above are consistent with adjustments permitted under our term loan agreement.

You should not consider Adjusted Net Income (Loss) as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income (Loss) may not be comparable to other similarly titled measures of other companies.

A reconciliation of our (loss) income before income taxes as reported under GAAP to Adjusted Net Income (Loss) for our Structured Settlements and Annuity Purchasing segment was as follows:

	For the years Ended December 31,
	2015	2014	2013
	(In thousands)
(Loss) income before income taxes	$(217,348)	$117,753	$64,364

Adjustments to reflect de-consolidation of securitizations:
Elimination of unrealized gain/loss on finance receivables, long-term debt and derivatives from post securitization due to changes in interest rates	75,802	(84,955)	(42,358)
Elimination of interest income from securitized finance receivables	(171,773)	(166,888)	(150,945)
Interest income on retained interests in finance receivables	21,652	20,315	18,709
Servicing income on securitized finance receivables	5,284	5,129	5,548
Elimination of interest expense on long-term debt related to securitization and permanent financing trusts	147,723	142,907	128,226
Professional fees relating to securitizations	5,913	6,161	6,198
Other adjustments:
Share based compensation	1,291	2,384	1,452
Impact of prefunding on unsecuritized finance receivables	1,618	(1,566)	—
Impairment charges and loss on disposal of assets	121,594	—	4,200
Severance, mergers and acquisitions and consulting expenses	6,041	3,736	5,416
Other adjustments	817	(1,383)	5,804
Adjusted Net (Loss) Income	$(1,386)	$43,593	$46,614

For the Years Ended December 31, 2015 and 2014

The Structured Settlements and Annuity Purchasing segment reported Adjusted Net Loss of $1.4 million compared to Adjusted Net Income of $43.6 million for the year ended December 31, 2014. The primary driver behind the $45.0 million unfavorable change was a $60.4 million decline in realized and unrealized gains on unsecuritized finance receivables which resulted from: (i) the combined effect of a decline in purchase yields and an increase in the fair value discount rates between periods, and (ii) a $73.8 million, or 7.0%, decrease in guaranteed structured settlements, annuities and lotteries and life contingent structured settlements and annuities TRB purchases. Partially offsetting the decrease in realized and unrealized gains on unsecuritized finance receivables was an $8.5 million decrease in advertising expense and a $1.9 million decrease in debt issuance costs from the prior year. As a result of these items, total expenses, after adjusting for the impact of the de-consolidation of the securitization entities, share-based compensation, income taxes, and other non-routine items decreased $10.6 million from the prior year.

For the Years Ended December 31, 2014 and 2013

Adjusted Net Income for the year ended December 31, 2014 decreased $3.0 million to $43.6 million from $46.6 million for the year ended December 31, 2013. The decrease was primarily attributable to a $13.9 million decrease in gains on debt extinguishment, partially offset by a $10.7 million decrease in total expenses, after adjusting for the impact of the de-consolidation of the securitization entities, share-based compensation, income taxes, and other non-routine items. During 2013 and in connection with our 2013-3 securitization, we repaid approximately $64.0 million of long term debt issued by a permanent financing VIE and recorded a gain on debt extinguishment of $22.1 million that was reduced by a debt prepayment penalty and hedge breakage costs totaling $7.9 million in aggregate.

Home Lending

Home Lending Results for the Year Ended December 31, 2015

The table below presents the results of operations for our Home Lending segment from July 31, 2015, the date of our acquisition, through December 31, 2015.

Year Ended December 31, 2015
(In thousands)
REVENUES
Interest income	$809
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	18,590
Changes in mortgage servicing rights, net	1,649
Servicing, broker, and other fees	3,141
Loan origination fees	2,543
Other	—
Total Revenues	$26,732

EXPENSES
Advertising	3,859
Interest expense	1,446
Compensation and benefits	13,659
General and administrative	2,378
Professional and consulting	685
Provision for losses	1,030
Direct subservicing costs	948
Depreciation and amortization	735
Total Expenses	$24,740
Income before income taxes	$1,992

Key Metrics

Key operating statistics related to the origination and servicing of mortgage loans since the July 31, 2015 acquisition date were as follows:

For the Period July 31, 2015 through December 31, 2015
(Dollars in thousands)
Loan Origination
Interest rate locks - units	5,085
Interest rate locks - volume	$1,290,586
Loans closed - units	3,291
Loans closed - volume	$843,208
As of 12/31/2015
(Dollars in thousands)
Mortgage Servicing
Loan count - servicing	12,504
Average loan amount	$238
Average interest rate	3.72%

In evaluating performance, we net gains on mortgage loans sold, unrealized gains on mortgage loans held for sale, interest rate lock commitments, or IRLCs, and associated derivative instruments (i.e., forward sales commitments to deliver mortgage loans and forwards sales of MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs in our consolidated statement of operations. During the year ended December 31, 2015, we generated $20.5 million in gross revenue from the sale of mortgage loans and netted against it $1.9 million in direct costs.

Loan origination fee income of $2.5 million represents revenue earned from originating mortgage loans and generally represents flat, per loan fee amounts.

Servicing, broker and other fees for the Home Lending segment represent revenue recognized for servicing mortgage loans for various investors that are based on a contractual percentage of the outstanding principal balance. The primary driver of our servicing revenue is our MSR portfolio, which had an outstanding unpaid principal balance of $3.0 billion as of December 31, 2015, an increase of $212.4 million from the acquisition date.

U.S. GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSRs are subsequently measured at fair value at each reporting period. The increase (decrease) in the value of our MSR portfolio results from: (i) loans sold with servicing rights retained, (ii) the runoff of our MSR portfolio including payoffs, and (iii) changes in fair valuation inputs and assumptions are included in the changes in mortgage servicing rights, net in our consolidated statement of operations. From the date of acquisition through December 31, 2015, the fair value of our MSRs increased by approximately $1.6 million primarily due to the $212.4 million increase in the unpaid principal balance of our MSR portfolio.

Interest income principally relates to our mortgage loans held for sale, at fair value which is accrued to income based on the principal amount outstanding and contractual interest rates.

Advertising expense for the year ended December 31, 2015 included approximately $0.7 million in costs associated with the re-branding of WestStar Mortgage Inc. as J.G. Wentworth Home Lending, Inc. (and ultimately J. G. Wentworth Home Lending, LLC) and the production costs for new television commercials that began to air in the third quarter of 2015.

Interest expense represents interest on Home Lending’s: (i) five warehouse credit facilities with various financial institutions used to originate mortgage loans held for sale that have a combined maximum borrowing capacity of $200.0 million; and (ii) an operating line of credit (collateralized by our MSRs) with a maximum borrowing capacity of $6.0 million.

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

The provision for losses represents an estimate of losses to be incurred on the repurchase or indemnification of purchasers of mortgage loans. Certain sales contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the nature and extent of underwriting standards. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. We record a provision for estimated repurchases and loss indemnification on loans sold, which is charged to the provision for losses.

Reconciliation of Net Income to Adjusted Net Income, a Non-GAAP Financial Measure

We use Adjusted Net Income, a non-GAAP financial measure, as a measure of Home Lending's results from operations, which we define as our net income under GAAP before non-cash compensation expenses, certain other non-routine expenses, and provision for or benefit from income taxes. We exclude these items in our calculation of Adjusted Net Income since we do not consider them part of our core operating results. In addition, these excluded items are consistent with adjustments permitted under our term loan agreement.

You should not consider Adjusted Net Income as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures of other companies.

A reconciliation of our net income before income taxes as reported under GAAP to Adjusted Net Income for our Home Lending segment was as follows:

Year Ended December 31, 2015
(In thousands)
Net income before taxes	$1,992
Adjustments:
None	—
Adjusted Net Income	$1,992

Quarterly Financial Data

	For the Year Ended December 31, 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except for per share data)
Total revenues	$84,316	$63,858	$61,363	$86,830
Loss before income taxes	(113,213)	(64,879)	(28,649)	(8,615)
Net loss	(107,420)	(57,627)	(26,633)	(5,460)
Net loss attributable to non-controlling interests	(52,446)	(30,930)	(14,337)	(4,115)
Net loss attributable to The J.G. Wentworth Company	(54,974)	(26,697)	(12,296)	(1,345)

Net loss per Class A common stock of The J.G. Wentworth Company
Basic*	$(3.56)	$(1.79)	$(0.87)	$(0.09)
Diluted*	$(3.56)	$(1.79)	$(0.87)	$(0.09)

	For the Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except for per share data)
Total revenues	$127,274	$107,024	$123,488	$136,590
Income before income taxes	32,654	14,865	27,789	42,445
Net income	27,683	12,689	21,708	34,533
Net income attributable to non-controlling interests	15,854	8,597	15,440	25,511
Net income attributable to The J.G. Wentworth Company	11,829	4,092	6,268	9,022

Net income per Class A common stock of The J.G. Wentworth Company
Basic*	$0.81	$0.31	$0.50	$0.77
Diluted*	$0.81	$0.31	$0.50	$0.77

* The sum of the quarterly net income per Class A common stock of The J.G. Wentworth Company on a basic and diluted basis does not equal the respective year to date amounts due to changes in The J.G. Wentworth’s ownership interest in JGW LLC and in 2015, the timing of impairment charges.

	For the Year Ended December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except for per share data)
Total revenues	$106,556	$103,138	$66,661	$183,208
(Loss) income before income taxes	(4,117)	(739)	(21,116)	90,336
Net (loss) income	(5,362)	(885)	(21,640)	89,705

Net income attributable to non-controlling interests	67,395
Net loss attributable to The J.G. Wentworth Company	(5,577)

Net loss per Class A common stock of The J.G. Wentworth Company
Basic	$(0.54)
Diluted	$(0.54)

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2015, 2014, and 2013.

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash used in operating activities	$(125,696)	$(399,797)	$(312,763)
Net cash (used in) provided by investing activities	(50,500)	5,788	4,485
Net cash provided by financing activities	191,870	396,596	244,202
Net increase (decrease) in cash and cash equivalents	$15,674	$2,587	(64,076)
Cash and cash equivalents at beginning of the period	41,648	39,061	103,137
Cash and cash equivalents at end of the period	$57,322	$41,648	$39,061

For the Years Ended December 31, 2015 and December 31, 2014

Cash Flow from Operating Activities

Net cash used in operating activities was $125.7 million and $399.8 million for the years ended December 31, 2015 and 2014, respectively. The cash used in operating activities does not reflect the financing of our purchased receivables which is an integral part of our Structured Settlements and Annuity Purchasing segment and is reflected in net cash provided by financing activities. The $274.1 million decrease in the net cash used in operating activities for the years ended December 31, 2015 and 2014 was primarily due to: (i) a $155.1 million decrease related to changes in restricted cash and investments primarily due to the timing and structure of securitizations in the fourth quarters of 2015, 2014 and 2013, (ii) a $54.1 million decrease in purchases of finance receivables, (iii) a $27.0 increase in collections on finance receivables, (iv) a $24.6 million decrease resulting from the Home Lending segment's proceeds from the sale and principal payments on mortgage loans held for sale (net of originations and purchases of mortgages held for sale), and (v) a $21.9 million increase in net proceeds from the sale of finance receivables.

Until our 2015-3 securitization, our securitization transactions had historically been structured with an "initial close" in which we issued the principal amount of securitized debt and received: (i) cash in exchange for assets delivered and (ii) restricted cash in exchange for assets to be delivered 60 to 90 days in the future (referred to as the "pre-funding" date). On the pre-funding date, additional assets would be delivered to the lenders in return for the lifting of restrictions on the restricted cash. As a result of structuring the securitizations in this fashion, our restricted cash balances have fluctuated significantly depending on the timing of the transactions' initial close and their associated pre-funding dates.

Net cash used in operations for the year ended December 31, 2014 included the impact of an $88.9 million increase in restricted cash that primarily related to the net effect of the following: (a) both 2013-3 securitization's initial-close and pre-funding occurring in the fourth quarter of 2013 and (b) our 2014-3 securitization's initial-close occurring in the fourth quarter of 2014 but the associated pre-funding occurring in the first quarter of 2015. As a result of the timing of the 2013-3 and 2014-3 pre-fundings, restricted cash increased $71.8 million between December 31, 2013 and December 31, 2014.
Net cash used in operations for the year ended December 31, 2015 included the impact of a $66.2 million decrease in restricted cash during the year that primarily related to the net effect of: (a) the timing of 2014-3 securitization's pre-funding discussed previously and (b) our 2015-3 securitization being structured with only an initial-close and not having an associated pre-funding. The impact of the timing and structure of the 2014-3 and 2015-3 securitizations was a $71.8 million decrease in our restricted cash balance between December 31, 2014 and December 31, 2015.

Cash Flow from Investment Activities

Net cash used in investment activities was $50.5 million for the year ended December 31, 2015 compared to net cash provided by investment activities of $5.8 million for the year ended December 31, 2014. The $56.3 million change was primarily due to: (i) $47.4 million of net cash used to acquire our Home Lending segment in 2015 and (ii) the collection of a $6.1 million note receivable in 2014.

Cash Flow from Financing Activities

Net cash provided by financing activities was $191.9 million and $396.6 million for the years ended December 31, 2015 and 2014, respectively. The $204.7 million decrease was primarily attributable to a $280.7 million decrease in proceeds received from the issuance of securitization and other VIE long-term debt combined with a $10.0 million increase in purchases of treasury stock, partially offset by: (i) a $45.2 million increase in proceeds (net of repayments) from our revolving credit facilities, and (ii) a $38.1 million reduction in the repayment of securitization and other VIE long-term debt and derivatives.

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

Cash Flow from Investment Activities

Net cash provided by investment activities was $5.8 million for the year ended December 31, 2014 compared to $4.5 million for the year ended 2013. The $1.3 million increase was primarily driven by a $3.6 million increase in receipts from notes receivable and a $0.8 million decrease in purchases of intangible and fixed assets, net of sales proceeds partially offset by the collection of a $5.2 million note receivable from an affiliate in the prior year. In addition, during the year ended December 31, 2014 we received $2.1 million of cash in connection with the merger of one of our subsidiaries with and into JGW Holdings, Inc., a wholly-owned subsidiary of JLL Fund V AIF II, L.P. with JGW Holdings, Inc. surviving the merger and becoming our wholly-owned subsidiary. Please refer to Note 2 in our Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Funding Sources

We utilize a number of different funding sources to finance our segments and their associated business activities.

Structured Settlements and Annuity Purchasing Segment

Structured Settlements and Annuities

We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents or through four separate warehouse facilities. As of December 31, 2015, these four warehouse facilities had $750.0 million of aggregate capacity which consisted of: (i) a $300.0 million syndicated warehouse facility with a revolving period that ends in July 2016; (ii) a $300.0 million warehouse facility with a revolving period that ends in November 2016; (iii) a $100.0 million warehouse facility with a 2 year evergreen feature that requires the lender to give us 24 months’ notice prior to terminating the facility’s revolving line of credit; and (iv) a $50.0 million warehouse facility with a revolving period that ends in October 2016. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of December 31, 2015, we had $710.8 million in total unused borrowings capacity under any of the four separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.

We regularly assess our warehouse facilities and adjust the nature and amount of our committed warehouse lines in light of market conditions. Subsequent to December 31, 2015, we terminated the $50.0 million warehouse facility and may seek to amend the remaining three warehouse facilities to better reflect our financing needs as we proceed through the annual renewal processes in 2016.

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

We have historically undertaken non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient aggregate value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We completed three securitizations in 2015, 2014 and 2013. On March 31, 2015, we closed our 2015-1 securitization with an aggregate note issuance amount of $214.1 million and a deal discount rate of 3.64% which generated net proceeds to us of $128.0 million. On July 28, 2015, we closed our 2015-2 securitization with an aggregate note issuance amount of $158.5 million and a deal discount rate of 4.18%, which generated net proceeds to us of $73.5 million. On November 30, 2015, we closed our 2015-3 securitization with an aggregate note issuance amount of $103.3 million and a deal discount rate of 4.46% which generated net proceeds to us of $32.4 million.

We intend, subject to market conditions, management discretion and other relevant factors, to undertake multiple securitizations or other financing transactions per year in the future. Other forms of financing transactions we may utilize include direct asset sales in which we sell entire finance receivable pools to third-parties, as opposed to retaining residual interests in the assets as we have historically done in our securitizations. In late 2015, we completed a direct asset sale comprised of approximately $20.8 million in discounted TRB purchases based on a discount rate of 5.42% that generated $6.3 million in net proceeds to us. In February 2016 we also executed a direct asset sale of up to $161.3 million in discounted TRB purchases based on a discount rate of 5.02% consisting of two asset pools. The first pool closed on February 18, 2016, consisted of $91.3 million in discounted TRB purchases, and generated net proceeds to us of over $26 million. The second pool of up to $70.0 million is expected to close in the second quarter of 2016 and will generate additional cash at that time. Diversifying our financing strategy allows us to realize greater cost efficiencies in our capital market transactions and provides us with increased flexibility.

The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 71.2% of the counterparties to structured settlement payment streams that we purchased in 2015 were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market or through outright-sale transactions.

Life Contingent Structured Settlements and Life Contingent Annuities

We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with a capacity of $150.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of December 31, 2015, our permanent financing facility had $79.8 million of unused capacity for our life contingent annuity and structured settlement businesses.

Lotteries

Beginning in 2013, we have been purchasing lottery payment streams. We have structured two of our guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently securitize together with structured settlement and annuity payment streams. Lottery payment streams were included in all of our securitizations during 2015, 2014 and 2013. We intend to continue to securitize and /or include in direct asset sales lottery payment streams in the future.

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

Pre-Settlement Funding

We previously financed our pre-settlement funding transactions through a revolving credit facility. The $35.0 million facility was structured with a revolving period that ended on December 31, 2015. The principal amount outstanding under the facility as of December 31, 2015 was converted into a "term advance" requiring minimum principal payments over the subsequent 24 month amortization period with interest payable monthly and calculated in the same manner as the original credit facility.

We decided, beginning in April 2015, to curtail our purchases of pre-settlement transactions. We have, however, and will continue to broker leads for such transactions to third parties in exchange for broker or referral fees. This change has not had a material impact on our business, financial condition, results of operation or cash flows.

Credit Facility

We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of December 31,

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

The Credit Facility requires us, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (i.e., generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio, as defined. As of December 31, 2015 and December 31, 2014, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement was not applicable. Had the leverage ratio requirement been applicable as of December 31, 2015, we would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings in excess of the specified threshold.

Residual Financing

On August 13, 2015, we amended the terms of our Residual Term Facility. The amendment primarily increased the principal balance to $133.0 million from $108.0 million. This facility is now secured by the cash flows from our residual interests in 28 securitizations and is structured with a $133.0 million A1 Note due in May 2021. The amendment also increased the interest rate on the Residual Term Facility to 7.25% from 7.0%. The Residual Term Facility does not require minimum annual principal payments.

Securitization Debt

We elected fair value treatment under Accounting Standards Codification, or ASC, 825, Financial Instruments, to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the fair value of the VIE finance receivables held by special purpose entities, or SPEs, which are held to provide the cash flow for the note obligations. The VIE debt issued by SPEs is non-recourse to us or our subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserve and residual interest amounts.

Other Financing

We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in Notes 19 and 20 in our Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Home Lending Segment

Mortgage Loans Held For Sale

We finance our mortgage loan origination activities primarily through five separate warehouse facilities with an aggregate capacity of $200.0 million as of December 31, 2015. Subsequent to year-end, we expanded our borrowing facilities and the current aggregate borrowing capacity to $235.0 million. These credit facilities are generally renewed annually for a period of twelve months and represent secured lending facilities with our originated mortgage loans serving as collateral. In addition, our lenders require pledge fund deposits of approximately one percent of the facility’s capacity be maintained with the lender. Without these facilities we would not be able to meet our short-term liquidity requirements to operate our Home Lending segment.

Our Home Lending segment typically holds its mortgage loan inventory for 30-45 days with these warehouse facilities until the loans are sold to take-out investors or securitized directly with Ginnie Mae or Fannie Mae, at which time the amount outstanding with the warehouse facilities are repaid.

These warehouse facilities are used strictly to fund the origination of mortgage loans. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

Operating Line of Credit

We maintain a $6.0 million line of credit with a financial institution that is generally renewed annually for a period of twelve months and represents a secured lending facility with our MSRs serving as collateral.

Consolidated Liquidity Needs

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months are expected to be provided through: (i) cash generated from the purchase and subsequent securitization and other financing of structured settlement, annuity and lottery payment streams, and (ii) cash generated from our Home Lending segment's operations. Additionally, we may consider the financing of other uncollateralized assets such as our residual interests from recent securitizations that were not financed via the Residual Term Facility. However, there can be no assurances that we will be able to continue to securitize our payment streams or securitize/sell our mortgage loans at favorable rates, or obtain financing through borrowing or other means.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments (excluding interest rate swaps which are discussed in “Derivatives and Other Hedging Instruments”) as of December 31, 2015, and the future periods in which such obligations are expected to be settled in cash. The table also reflects the timing of principal and interest payments on outstanding debt based on scheduled and/or expected repayment dates and the interest rates in effect as of December 31, 2015. Additional details regarding these obligations are provided in the notes to the consolidated financial statements as referenced in the table:

	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Operating and capital leases (a)	$14,657	$2,866	$2,405	$1,958	$1,971	$2,019	$3,438
Related interest and fees	41	15	12	8	5	1	—
Revolving credit facilities & other similar borrowings (a)	171,071	165,987	5,084	—	—	—	—
Related interest and fees (c)	7,677	6,726	951	—	—	—	—
Long-term debt issued by securitization and permanent financing trusts (a) (c)	3,888,126	307,178	304,534	287,248	279,428	260,031	2,449,707
Related interest and fees	1,687,947	170,814	160,344	148,956	137,188	125,748	944,897
Long-term debt (a) (c) (d)	207,016	13,627	7,041	7,005	7,518	10,717	161,108
Related interest and fees	72,228	13,350	12,502	11,255	10,971	10,563	13,587
Term Loan (a) (b)	449,500	—	—	—	449,500	—	—
Related interest and fees	108,760	34,978	34,978	34,978	3,826	—	—
Installment obligation payable (a)	84,994	14,401	13,820	11,048	7,810	5,628	32,287
	$6,692,017	$729,942	$541,671	$502,456	$898,217	$414,707	$3,605,024

(a)	Included in the Consolidated Financial Statements and the Notes thereof.

(b)
In July 2015 and in connection with the Home Lending Acquisition, the credit facility was modified to permit mortgage financing indebtedness. Associated with this amendment we paid $0.2 million of consulting fees and incurred approximately $0.7 million in consent fees which were deferred and amortized over the remaining life of the modified debt as an adjustment to interest expense. No principal payments are due on the term loan until the date of maturity. Total outstanding borrowings under the new senior secured credit facility was $449.5 million as of December 31, 2015.

(c)	Certain of our contractual obligations and commitments are funded through cash flows from certain VIE finance receivables included in our Consolidated Balance Sheet.

(d)
On August 13, 2015, we amended the terms of our Residual Term Facility. The amendment primarily increased the principal balance from $108.0 million to $133.0 million. This facility is now secured by the cash flows from our residual interests in 28 securitizations and is structured with a $133.0 million A1 Note due in May 2021. The amendment also increased the interest rate on the Residual Term Facility to 7.25% from 7.0%. The Residual Term Facility does not require minimum annual principal payments.

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

Consolidation

The consolidated financial statements include the accounts of The J.G. Wentworth Company, its wholly-owned subsidiaries, and other entities in which we have a controlling financial interest, and those variable interest entities where our wholly-owned subsidiaries are the primary beneficiaries. All material intercompany balances and transactions are eliminated in consolidation.

In the normal course of business, we are involved with various entities that are considered to be VIEs. A VIE is an entity that has either a total investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest under the voting interest model of consolidation. We are required to consolidate any VIE if we are determined to be the primary beneficiary. The primary beneficiary is the entity that has the power to direct those activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses from or the right to receive benefits from the VIE that could potentially be significant to the VIE. We review all significant interests in the VIEs we are involved with including consideration of the activities of the VIEs that most significantly impact the VIEs’ economic performance and whether we have control over those activities. On an ongoing basis, we assess whether or not we are the primary beneficiary of a VIE.

As a result of adopting ASC 810, Consolidations, we were deemed to be the primary beneficiary of the VIEs used to securitize our finance receivables (“VIE finance receivables”). We elected the fair value option with respect to assets and liabilities in our securitization VIEs as part of their initial consolidation on January 1, 2010.

The debt issued by our securitization VIEs is reported on our consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair value (“VIE securitization debt”). The VIE securitization debt is recourse solely to the VIE finance receivables held by such SPEs thus is non-recourse to us and other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. Most consolidated VIEs have expected lives in excess of 20 years.

We acquire receivables associated with structured settlement payments from individuals in exchange for cash, and these receivables are carried at fair value. Unearned income is calculated as the amount the fair value exceeds the cost basis of the receivables. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gains on finance receivables, long- term debt and derivatives in our consolidated statements of operations.

We, through our subsidiaries, sell finance receivables to SPEs. An SPE issues notes secured by undivided interests in the receivables. Payments due on these notes generally correspond to receipts from the receivables in terms of the timing of payments due. We retain an interest in the SPEs and are deemed to have control over these SPEs due to our servicing or subservicing role and therefore consolidate these SPEs.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the following conditions have been satisfied: (1) the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; (2) the transferee obtains the right to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the holder to return specific assets or through an agreement that permits the transferee to require the transferor to repurchase the transferred financial assets that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them. Transfers that do not meet the criteria to be accounted for as sales are accounted for as secured borrowings.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the business combination. Goodwill has an indefinite useful life and is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates at the reporting unit level. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value is less than carrying value, the two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit's goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount.

We have intangible assets which have indefinite and definite lives. Indefinite-lived intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable, and are tested at least annually. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. Our indefinite-lived intangible assets include a trade name and licenses and approvals.

Definite-lived intangible assets consist primarily of databases, customer relationships, trade names and affinity relationships. Our databases are amortized over their estimated useful lives of 10 years. Customer relationships are amortized over their useful lives of 3 to 15 years; amortizable trade names are amortized over the useful life of 3 years; and affinity relationships are amortized over their useful life of 10 years.

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

We analyze our tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a reserve will be established. We will recognize accrued interest and penalties related to uncertain tax positions in the consolidated statements of operations.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance when it becomes effective for public entities in the fiscal year beginning after December 15, 2016 and for non-public entities in the fiscal year beginning after December 15, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity which relates to how an entity accounts for the financial assets and the financial liabilities of a consolidated collateralized financing entity at fair value. The ASU will allow an entity to elect to measure their financial assets and financial liabilities using either the measurement alternative provided under this ASU, which allows for the entity to measure both the financial assets and the financial liabilities of its collateralized financing entities in its consolidated financial statements using the more observable fair value of either the financial assets or financial liabilities, or under ASC 820, Fair Value Measurements and Disclosure. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15,  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for all entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Management does not believe this ASU will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis which requires an entity to re-evaluate its consolidation for limited partnerships or similar entities. The ASU requires an entity to apply this amendment using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The ASU changes the criteria that an entity uses to identify a variable interest entity, how it characterizes the VIE for a limited partnership or similar entity and how it determines the primary beneficiary. For public entities, the ASU is effective for annual periods beginning after December 15, 2015 and for nonpublic entities beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs which relates to how an entity accounts for the recognition of debt issuance costs as a deferred charge. The ASU will require an entity to recognize debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The standard requires the new guidance to be adopted on a retrospective basis wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying this ASU. We do not believe the adoption of this standard will materially impact our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments which relates to how and when the acquiring entity recognizes adjustments to provisional amounts that are identified during the measurement period. This ASU eliminates the requirement to retrospectively account for these adjustments to their respective provisional amount with a corresponding adjustment to goodwill. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016. Management does not believe this ASU will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes which requires an entity to classify deferred tax liabilities and assets as concurrent in the classifies statement of financial position. For public entities, the ASU is effective for annual periods beginning after December 15, 2016 and for all other entities beginning after

December 15, 2017. Early adoption is permitted. Management does not believe this ASU will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and for all other entities beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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

Structured Settlements and Annuity Purchasing Segment

Interest Rate Risk

We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our consolidated statement of operations. As of December 31, 2015, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of December 31, 2015	Impact as of December 31, 2015 of a 100bp increase in interest rates	Impact as of December 31, 2015 of a 100bp decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$4,055,030	$(244,533)	$273,614
Company retained interests in finance receivables, at fair value	265,458	(43,117)	46,226
Unsecured finance receivables, at fair value	65,659	(5,381)	6,229
VIE and other finance receivables, at fair value	$4,386,147	$(293,031)	$326,069
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$(3,928,818)	$217,803	$(244,115)
VIE derivative liabilities, at fair value	(66,519)	22,947	(25,166)
Net Impact	N/A	$(52,281)	$56,788

These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.

In addition to the impact to our consolidated balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during 2015, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the year ended December 31, 2015 would have been reduced by approximately $36.5 million. If instead this increase of 1% in financing costs were to have only affected our December payment stream purchases our income for the year ended December 31, 2015 would have been reduced by approximately $3.0 million.

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

•
an increase in interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both operating expenses and interest expense and could cause a reduction in the value of our assets; and

•
a substantial and sustained increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult.

We actively manage the risk profiles of IRLCs and mortgage loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to the portion of the IRLCs expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of MBS to deliver mortgage loan inventory to investors.

Consumer Credit Risk

We sell our loans on a nonrecourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions.

We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans and recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

Counterparty Credit Risk

We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We monitor the credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

Sensitivity Analysis

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

We use a duration-based model in determining the impact of interest rate shifts on our loan portfolio, certain other interest- bearing liabilities measured at fair value and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds and market discount rates. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2015 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2015 given hypothetical instantaneous parallel shifts in the yield curve and adjusting for other applicable assumptions:

	Balance as of December 31, 2015	Impact as of December 31, 2015 of a 100bp increase in interest rates	Impact as of December 31, 2015 of a 100bp decrease in interest rates
	(In thousands)

Mortgage loans held for sale	$124,508	$(6,215)	$4,446
Mortgage servicing rights - fair value	29,287	3,308	(6,064)
Interest Rate Lock Commitments	4,934	(8,160)	2,888
Forward sale commitments	(147)	14,121	(8,911)
Net Impact	$158,582	$3,054	$(7,641)

Derivatives and Other Hedging Instruments

See Note 21, Derivative Financial Instruments, in the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data which is incorporated by reference herein for a summary of the Company’s derivative transactions.

Item 8.   Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
THE J.G. WENTWORTH COMPANY

Report of Independent Registered Public Accounting Firm	F-2

The J.G. Wentworth Company Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

The J.G. Wentworth Company Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	F-4

The J.G. Wentworth Company Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2015, 2014 and 2013	F-5

The J.G. Wentworth Company Consolidated Statements of Changes in Stockholders’ Equity/Member's Capital for the Years Ended December 31, 2015, 2014 and 2013	F-6

The J.G. Wentworth Company Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F-7

The J.G. Wentworth Company Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The J.G. Wentworth Company

We have audited the accompanying consolidated balance sheets of The J.G. Wentworth Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity/member’s capital and cash flows of The J.G. Wentworth Company (prior to November 14, 2013, J.G. Wentworth LLC and Subsidiaries) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The J.G. Wentworth Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows of The J.G. Wentworth Company (prior to November 14, 2013, J.G. Wentworth LLC and Subsidiaries) for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, NY
March 10, 2016

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$57,322	$41,648
Restricted cash and investments	136,780	198,206
VIE finance receivables, at fair value (1)	4,376,458	4,422,033
Other finance receivables, at fair value	9,689	101,802
VIE finance receivables, net of allowances for losses of $8,659 and $7,674, respectively (1)	99,874	113,489
Other finance receivables, net of allowances for losses of $1,707 and $2,454, respectively	10,468	17,803
Other receivables, net of allowances for losses of $273 and $204, respectively	16,285	14,165
Mortgage loans held for sale, at fair value (2)	124,508	—
Mortgage servicing rights, at fair value(2)	29,287	—
Premises and equipment, net of accumulated depreciation of $7,961 and $5,976, respectively	5,674	3,758
Intangible assets, net of accumulated amortization of $22,521 and $20,273, respectively	30,429	45,436
Goodwill	8,369	84,993
Marketable securities	84,994	103,419
Deferred tax assets, net	2,250	2,170
Other assets	82,577	33,787
Total Assets	$5,074,964	$5,182,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and accounts payable	$21,548	$19,256
Accrued interest	22,380	17,416
Term loan payable	440,181	437,183
VIE derivative liabilities, at fair value	66,519	75,706
VIE borrowings under revolving credit facilities and other similar borrowings	48,828	19,339
Other borrowings under revolving credit facilities and other similar borrowings	122,243	—
VIE long-term debt	199,363	181,558
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	3,928,818	4,031,864
Other liabilities	65,106	6,677
Deferred tax liabilities, net	18,825	36,656
Installment obligations payable	84,994	103,419
Total Liabilities	$5,018,805	$4,929,074

Commitments and contingencies (Note 27)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,076,444 and 15,534,372 issued and outstanding as of December 31, 2015, respectively, 15,021,147 and 14,420,392 issued and outstanding as of December 31, 2014, respectively	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,908,698 issued and outstanding as of December 31, 2015, 9,963,750 issued and outstanding as of December 31, 2014, respectively	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in-capital	104,713	95,453
(Accumulated deficit) retained earnings	(70,765)	25,634
	33,948	121,087
Less: treasury stock at cost, 542,072 and 600,755 shares as of December 31, 2015 and 2014, respectively	(2,138)	(2,443)
Total stockholders' equity, The J.G. Wentworth Company	31,810	118,644
Non-controlling interests	24,349	134,991
Total Stockholders' Equity	$56,159	$253,635
Total Liabilities and Stockholders’ Equity	$5,074,964	$5,182,709
(1) Pledged as collateral to VIE credit and long-term debt facilities. Refer to Note 8 “VIE and Other Finance Receivables, at Fair Value” and Note 9 “VIE and Other Finance Receivables, net of Allowance for Losses”.
(2) Pledged as collateral to Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings. Refer to Note 11 “Mortgage Loans Held for Sale, at Fair Value” and Note 12 “Mortgage Servicing Rights, at Fair Value.”
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
REVENUES
Interest income	$190,203	$186,958	$172,423
Realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	79,620	300,702	252,801
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	18,590	—	—
Changes in mortgage servicing rights, net	1,649	—	—
(Loss) gain on swap terminations, net	(190)	(628)	200
Servicing, broker, and other fees	8,016	4,149	5,276
Loan origination fees	2,543	—	—
Realized and unrealized (losses) gains on marketable securities, net	(4,641)	888	15,299
Realized gain (loss) on notes receivable, at fair value	—	2,098	(1,862)
Gain on extinguishment of debt, net	593	270	14,217
Other	(16)	(61)	1,209
Total Revenues	$296,367	$494,376	$459,563

EXPENSES
Advertising	$63,820	$68,489	$70,304
Interest expense	208,545	200,798	193,035
Compensation and benefits	52,656	41,108	42,595
General and administrative	21,057	18,567	20,179
Professional and consulting	21,486	18,452	18,820
Debt issuance	6,741	8,683	8,930
Securitization debt maintenance	5,912	6,161	6,091
Provision for losses	5,576	4,806	5,695
Direct subservicing costs	948	—	—
Depreciation and amortization	4,613	4,168	5,703
Installment obligations (income) expense, net	(1,225)	5,322	19,647
Impairment charges and loss on disposal of assets	121,594	69	4,200
Total Expenses	$511,723	$376,623	$395,199
(Loss) income before income taxes	(215,356)	117,753	64,364
(Benefit) provision for income taxes	(18,216)	21,140	2,546
Net (loss) income	$(197,140)	$96,613	$61,818
Less net (loss) income attributable to non-controlling interests	(101,828)	65,402	67,395
Net (loss) income attributable to The J.G. Wentworth Company	$(95,312)	$31,211	$(5,577)

	Years Ended December 31,		November 14, 2013 through December 31, 2014
	2015	2014
Weighted average shares of Class A common stock outstanding:
Basic	14,690,746	12,986,058	10,395,574
Diluted	14,690,746	12,988,781	10,395,574

Net (loss) income per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(6.49)	$2.40	(0.54)
Diluted	$(6.49)	$2.40	(0.54)
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net (loss) income	$(197,140)	$96,613	$61,818
Other comprehensive (loss) gain:
Reclassification adjustment for (gain) loss in net income	—	(2,098)	1,862
Unrealized gains on notes receivable arising during the year	—	480	29
Total other comprehensive (loss) gain	—	(1,618)	1,891
Total comprehensive (loss) income	(197,140)	94,995	63,709
Less: comprehensive (loss) income allocated to non-controlling interests	(101,828)	64,396	69,275
Comprehensive (loss) income attributable to The J.G. Wentworth Company	$(95,312)	$30,599	$(5,566)

The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statements of Changes in Stockholders’ Equity/Member’s Capital

(Dollars in thousands)						Treasury Stock		Common Stock- Class A		Common Stock- Class B
	Member’s Capital	Accumulated Other Comprehensive Income	Non-controlling Interest	(Accumulated Deficit) Retained Earnings	Additional Paid-In- Capital	Shares	Dollars	Shares	Dollars	Shares	Dollars	Total Stockholders’ Equity/ Member’s Capital
Balance as of December 31, 2012	$443,095	$(277)	$—	$—	$—	—	$—	—	$—	—	$—	$442,818
Capital distributions	(475,877)	—	—	—	—	—	—	—	—	—	—	(475,877)
Amounts reclassified from accumulated other comprehensive income	—	1,862	—	—	—	—	—	—	—	—	—	1,862
Net income	75,368	—	—	—	—	—	—	—	—	—	—	75,368
Share-based compensation	1,168	—	—	—	—	—	—	—	—	—	—	1,168
Balance prior to November 14, 2013	43,754	1,585	—	—	—	—	—	—	—	—	—	45,339
Effect of Reorganization on member’s capital	(43,754)	—	43,754	—	—	—	—	—	—	—	—	—
Issuance of Class A Shares in initial public offering, net of issuance cost	—	(984)	60,152	—	62,814	—	—	9,757,858	—	14,001,583	—	121,982
Balance as of November 14, 2013	—	601	103,906	—	62,814	—	—	9,757,858	—	14,001,583	—	167,321
Issuance of additional shares in connection with exercise of over-allotment	—	—	11,984	—	7,314	—	—	1,462,500	—	—	—	19,298
Net loss	—	—	(7,973)	(5,577)	—	—	—		—	—	—	(13,550)
Share-based compensation	—	—	176	—	108	3,929	—	(3,929)	—	(17,518)	—	284
Unrealized gains on notes receivable arising during the period	—	11	18	—	—	—	—	—	—	—	—	29
Balance as of December 31, 2013	—	612	108,111	(5,577)	70,236	3,929	—	11,216,429	—	13,984,065	—	173,382
Net income	—	—	65,402	31,211	—	—	—	—	—	—	—	96,613
Share-based compensation	—	—	1,324	—	1,060	—	—	8,796	—	(180,882)	—	2,384
Unrealized gains on notes receivable arising during the period	—	191	289	—	—	—	—	—	—	—	—	480
Amounts reclassified from accumulated other comprehensive income	—	(803)	(1,295)	—	—	—	—	—	—	—	—	(2,098)
Net impact of Blocker Merger	—	—	(12,215)	—	1,270	138,121	(518)	530,355	—	(715,916)	—	(11,463)
Exchange of JGW LLC common interests into Class A common stock	—	—	(23,418)	—	23,418	—	—	3,123,517	—	(3,123,517)	—	—
Equity financing costs	—	—	(666)	—	(531)	—	—	—	—	—	—	(1,197)
Repurchases of Class A common stock	—	—	(2,541)	—	—	458,705	(1,925)	(458,705)	—	—	—	(4,466)
Balance as of December 31, 2014	—	—	134,991	25,634	95,453	600,755	(2,443)	14,420,392	—	9,963,750	—	253,635
Net loss	—	—	(101,828)	(95,312)	—	—	—	—	—	—	—	(197,140)
Share-based compensation	—	—	638	—	653	—	—	70,348	—	(70,103)	—	1,291
Repurchases of Class A common stock	—	—	(7,113)	—	—	1,513,644	(7,358)	(1,513,644)	—	—	—	(14,471)
Equity financing costs	—	—	(53)	—	(59)	—	—	—	—	—	—	(112)
Re-issuance of treasury stock in connection with the Home Lending Acquisition	—	—	6,380	(1,087)	—	(1,572,327)	7,663	1,572,327	—	—	—	12,956
Exchange of JGW LLC common interests into Class A common stock	—	—	(8,666)	—	8,666	—	—	984,949	—	(984,949)	—	—
Balance as of December 31, 2015	$—	$—	$24,349	$(70,765)	$104,713	542,072	$(2,138)	15,534,372	$—	8,908,698	$—	$56,159

The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(197,140)	$96,613	$61,818
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for losses	5,576	4,806	5,695
Depreciation	2,365	1,676	2,179
Impairment charges and loss on disposal of assets	121,594	69	4,200
Changes in mortgage service rights, net	(1,649)	—	—
Amortization of finance receivables acquisition costs	622	518	11
Amortization of intangibles	2,248	2,492	3,524
Amortization of debt issuance costs	7,949	7,901	5,740
Proceeds from sale and principal payments on mortgage loans held for sale	872,526	—	—
Originations and purchases of mortgage loans held for sale	(847,917)	—	—
Change in realized and unrealized gains/losses on finance receivables	164,311	(551,676)	(164,786)
Change in unrealized gains/losses on long-term debt	(229,635)	245,355	(36,858)
Change in unrealized gains/losses on derivatives	(9,346)	5,619	(51,157)
Net proceeds from sale of finance receivables	21,949	—	473
(Gain) loss on notes receivable, at fair value	—	(2,098)	1,862
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(18,590)	—	—
Purchases of finance receivables	(395,986)	(450,106)	(410,121)
Collections on finance receivables	554,464	527,487	482,928
Gain on sale of finance receivables	(4,950)	—	(20)
Recoveries of finance receivables	1	69	16
Accretion of interest income	(189,736)	(186,861)	(171,926)
Accretion of interest expense	(40,074)	(35,924)	(42,393)
Gain on extinguishment of debt	(593)	(270)	(22,109)
Share-based compensation expense	1,291	2,384	1,452
Change in marketable securities	4,641	(888)	(15,299)
Installment obligations (income) expense, net	(1,225)	5,322	19,647
Decrease in fair value of life settlement contracts	16	116	33
Premiums and other costs paid, and proceeds from sale of life settlement contracts	(16)	(116)	(200)
Deferred income taxes	(17,911)	21,023	2,332
(Increase) decrease in operating assets:
Restricted cash and investments	66,182	(88,868)	3,540
Other assets	919	219	(723)
Other receivables	1,683	(793)	375
Increase (decrease) in operating liabilities:
Accrued expenses and accounts payable	(1,021)	(5,828)	4,014
Accrued interest	4,658	2,931	2,798
Other liabilities	(2,902)	(969)	192
Net cash used in operating activities	$(125,696)	$(399,797)	$(312,763)
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from investing activities:
Purchase of Home Lending, net of cash acquired	$(47,408)	$—	$—
Receipts from notes receivable	—	6,093	2,493
Purchases of intangible assets	—	(50)	(125)
Collections on notes receivable from affiliate	—	—	5,243
Purchases of premises and equipment, net of sales proceeds	(3,092)	(2,391)	(3,126)
Cash received in connection with the Blocker Merger	—	2,136	—
Net cash (used in) provided by investing activities	$(50,500)	$5,788	$4,485
Cash flows from financing activities:
Distributions of member’s capital	$—	$—	$(459,612)
Proceeds from Initial Public Offering, net	—	—	141,280
Payments of equity financing costs	(112)	(1,197)	—
Purchases of treasury stock	(14,471)	(4,466)	—
Issuance of VIE long-term debt	514,699	795,436	624,252
Payments for debt issuance costs	(742)	(2,438)	(33,518)
Payments on lease obligations	(4)	—	(745)
Repayments of long-term debt and derivatives	(330,745)	(368,804)	(330,551)
Gross proceeds from revolving credit facility	1,140,012	270,294	369,195
Repayments of revolving credit facilities	(1,116,767)	(292,229)	(355,333)
Issuance of installment obligations payable	1,419	100	2,782
Purchase of marketable securities	(1,419)	(100)	(2,782)
Repayments of installment obligations payable	(18,620)	(23,957)	(31,589)
Proceeds from sale of marketable securities	18,620	23,957	31,589
Repayments under term loan	—	—	(267,941)
Net proceeds from term loan	—	—	557,175
Net cash provided by financing activities	$191,870	$396,596	$244,202
Net increase (decrease) in cash and cash equivalents	15,674	2,587	(64,076)
Cash and cash equivalents at beginning of the period	41,648	39,061	103,137
Cash and cash equivalents at the end of the period	$57,322	$41,648	$39,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$236,075	$225,803	$228,683
Cash paid for income taxes	$128	$4	$—
Capital distributions	$—	$—	$459,612
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$3,752	$—	$—
Mortgage loans subject to repurchase rights from Ginnie Mae	$23,121	$—	$—
Exchange of LLC Common Interests for shares of Class A common stock	$8,666	$23,418	$—
Re-issuance of Treasury stock in connection with acquisition	$12,956	$—	$—
Amount due to sellers in connection with acquisition	$8,443	$—	$—
Non-cash asset distribution of members’ capital	$—	$—	$16,265
Net deferred tax liability assumed in connection with the Blocker Merger	$—	$13,599	$—
Capital lease obligation assumed	$281	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

1. Background and Basis of Presentation

Organization and Description of Business Activities

The J.G. Wentworth Company (the “Corporation") is a Delaware holding company that was incorporated on June 21, 2013. The Corporation operates through its managing membership in The J.G. Wentworth Company, LLC (“JGW LLC”), the Corporation's sole operating asset. JGW LLC is a controlled and consolidated subsidiary of the Corporation whose sole asset is its membership interest in J.G. Wentworth, LLC. As used in these notes, the “Company” refers collectively to the Corporation, and unless otherwise stated, all of its subsidiaries. The Company, operating through its subsidiaries and affiliates, has its principal offices in Radnor, Pennsylvania and Woodbridge, Virginia.

We are a diversified financial services company that specializes in providing solutions to consumers in need of cash. Our direct-to-consumer businesses use the internet, television, direct mailing, and other channels to offer a variety of solutions including structured settlement payment purchasing, mortgage origination (both purchase and refinancing), prepaid cards and access to personal lending. We warehouse, securitize, sell or otherwise finance the financial assets that we purchase in transactions that are structured to ultimately generate cash proceeds to us that exceed the purchase price we paid for those assets.

The Company has identified the following two reportable segments:

(i) Structured Settlements and Annuity Purchasing ("Structured Settlements") - Structured Settlements provides liquidity to individuals with financial assets such as structured settlements, annuities, and lottery winnings by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets. We engage in warehousing and subsequent resale or securitization of these various financial assets. Structured Settlements also includes prepaid card solutions and providing access to personal lending and funding for pre-settled legal claims as well as our corporate activities.

(ii) Home Lending - Home Lending is primarily engaged in retail lending, originating primarily Federal Housing Administration (“FHA”), Veterans Administration ("VA") and conventional loans and is approved as a Title II, non-supervised direct endorsement mortgagee with the United States Department of Housing and Urban Development. In addition, Home Lending is an approved issuer with the Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation ("Freddie Mac"), U.S. Department of Agriculture ("USDA") as well as an approved seller and servicer with the Federal National Mortgage Association (“Fannie Mae”).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity (“VIE”) and other finance receivables, at fair value; mortgage loans held for sale, at fair value; mortgage servicing rights, at fair value; intangible assets, net of accumulated amortization; goodwill; VIE derivative liabilities, at fair value; and VIE long-term debt issued by securitization and permanent financing trusts, at fair value. Actual results could differ from those estimates and such differences could be material.

The accompanying consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiaries, including those entities that are considered VIEs, and where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Excluded from the consolidated financial statements of the Company are those entities that are considered VIEs and where the Company has been deemed not to be the primary beneficiary according to ASC 810.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 53.9% and 46.1%, respectively, as of December 31, 2015. The Corporation's and the non-controlling interests' economic interest in JGW LLC as of December 31, 2014 was 50.2% and 49.8%, respectively.

Net (loss) income attributable to the non-controlling interests in the consolidated statements of operations represents the portion of (loss) earnings attributable to the economic interest in JGW LLC held by entities other than the Corporation. The allocation of net (loss) income to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling interests' weighted average economic interests in JGW LLC for the years ended December 31, 2015, 2014 and 2013 was 48.3%, 55.7% and 62.1%, respectively.

The net (loss) income attributable to The J.G. Wentworth Company in the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 does not necessarily reflect the Corporation's weighted average economic interests in JGW LLC for the respective periods because the majority of the provision (benefit) for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the year ended December 31, 2015, $19.0 million of the $18.2 million total tax benefit was specifically attributable to The J.G. Wentworth Company. For the year ended December 31, 2014, $20.0 million of the $21.1 million total tax provision was specifically attributable to The J.G. Wentworth Company. For the year ended December 31, 2013, $0.7 million of the $2.5 million total tax provision was specifically attributable to The J.G. Wentworth Company. Refer to Note 22 for a description of the Company’s income taxes.

Non-controlling interests in the consolidated balance sheets represent the portion of equity attributable to the non-controlling interests of JGW LLC. The allocation of equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling interests in the entity.

All material inter-company balances and transactions are eliminated in consolidation. Refer to Note 3 for a summary of significant accounting policies. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2. Business Changes and Developments

Initial Public Offering & Reorganization

On November 14, 2013, the Corporation consummated an initial public offering ("IPO") whereby 11,212,500 Class A shares of common stock (the "Class A common stock") were sold to the public for net proceeds of $141.3 million, after payment of underwriting discounts and offering expenses. The 11,212,500 shares sold were inclusive of 1,462,500 shares of Class A common stock sold pursuant to the full exercise of an overallotment option granted to the underwriters which was consummated on December 11, 2013. The net proceeds from the IPO were used to purchase 11,212,500 newly issued common membership interests (the "Common Interests" and the holders of such Common Interests the "Common Interestholders") directly from JGW LLC representing 37.9% of the then outstanding Common Interests. Concurrent with the consummation of the Corporation's IPO, the Corporation amended and restated its certificate of incorporation to provide for, among other things, the authorization of shares of Class A common stock, shares of “vote only” Class B common stock, par value $0.00001 per share (the “Class B common stock”), and shares of Class C “non-voting” common stock, par value $0.00001 per share (the “Class C common stock”). Also concurrent with the consummation of the Corporation's IPO, JGW LLC merged with and into a newly formed subsidiary of the Corporation.

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

Home Lending Acquisition

On July 31, 2015 (the "acquisition date"), the Company acquired (the "Home Lending Acquisition") all of the issued and outstanding capital stock of WestStar Mortgage Inc. (“WestStar”), a company primarily engaged in originating, selling and servicing residential mortgage loans, for a purchase price of $74.6 million. Immediately following the acquisition date, WestStar began to operate as the newly-branded subsidiary J.G. Wentworth Home Lending, Inc. ("Home Lending").

Refer to Note 4 for a discussion of the Company’s consolidation and accounting for its acquisition of Home Lending in accordance with ASC 805, Business Combinations ("ASC 805").

3. Summary of Significant Accounting Policies and Recently Adopted Accounting Pronouncements

Summary of Significant Accounting Policies

Business Combinations

The Company records the identifiable assets acquired, the liabilities assumed, and any non-controlling interests of companies that are acquired at their estimated fair value as of the date of acquisition, and includes the results of operations from the date of the acquisition in the consolidated statement of operations. The Company recognizes, as goodwill, the excess of the acquisition price over the estimated fair value of the net assets acquired.

Fair Value Measurements

Under ASC 820 Fair Value Measurements and Disclosure, ("ASC 820"), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. These three levels of fair value hierarchy are defined as follows:

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the following conditions have been satisfied: (1) the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; (2) the transferee obtains the right to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets or through an agreement that permits the transferee to require the transferor to repurchase the transferred financial assets that is so favorable to the transferee that it is probable that the transferee will require the transferor to repurchase them. Transfers that do not meet the criteria to be accounted for as sales are accounted for as secured borrowings.

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

Restricted Cash and Investments

Restricted cash balances represent the use of trust or escrow accounts to secure the cash assets managed by the Company, certificates of deposit supporting letters of credit and warehouse lines of credit, customer purchase holdbacks, collateral collections and split payment collections, and collateral for broker dealer margin calls. The Structured Settlements and Annuity Purchasing business segment acts as the master servicer and/or the subservicer for structured settlements and annuities, lottery winnings, life settlements, and pre-settlements. The Home Lending business segment acts as master servicer for its mortgage loan servicing portfolio. Trust accounts are established for collections with payments being made from the restricted cash accounts to the lenders and other appropriate parties on a monthly basis in accordance with the applicable loan agreements or indentures. At certain times, the Company has cash balances in excess of FDIC insurance limits of $250,000 for interest-bearing accounts, which potentially subject the Company to market and credit risks. The Company has not experienced any losses to date as a result of these risks.

Restricted investments in the amounts of $3.2 million and $1.1 million as of December 31, 2015 and 2014, respectively, include certificates of deposit which are pledged to meet certain state requirements in order to conduct business in certain states. The certificates of deposit are carried at face value inclusive of interest, which approximates fair value as such instruments are renewed annually.

Consolidation

The consolidated financial statements include the accounts of The J.G. Wentworth Company, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities where the Company's wholly-owned subsidiaries are the primary beneficiaries. All material intercompany balances and transactions are eliminated in consolidation.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

In the normal course of business, we are involved with various entities that are considered to be VIEs. A VIE is an entity that has either a total investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest under the voting interest model of consolidation. We are required to consolidate any VIE if we are determined to be the primary beneficiary. The primary beneficiary is the entity that has the power to direct those activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses from or the right to receive benefits from the VIE that could potentially be significant to the VIE. We review all significant interests in the VIEs we are involved with including consideration of the activities of the VIEs that most significantly impact the VIEs’ economic performance and whether we have control over those activities. On an ongoing basis, we assess whether or not we are the primary beneficiary of a VIE.

As a result of adopting ASC 810, Consolidations, we determined we were and continue to be the primary beneficiary of the VIEs used to securitize our finance receivables (“VIE finance receivables”). We elected the fair value option with respect to assets and liabilities in our securitization VIEs as part of their initial consolidation on January 1, 2010.

The debt issued by our securitization VIEs is reported on our consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair value (“VIE securitization debt”). The VIE securitization debt is recourse solely to the VIE finance receivables held by such special purpose entities (“SPEs”) and thus is non-recourse to us and other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. Most consolidated VIEs have expected lives in excess of 20 years.

We acquire receivables associated with structured settlement payments from individuals in exchange for cash, and these receivables are carried at fair value. Unearned income is calculated as the amount the fair value exceeds the cost basis of the receivables. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in our consolidated statements of operations.

We, through our subsidiaries, sell finance receivables to SPEs. An SPE issues notes secured by undivided interests in the receivables. Payments due on these notes generally correspond to receipts from the receivables in terms of the timing of payments due. We retain an interest in the SPEs and are deemed to have control over these SPEs due to our servicing or subservicing role and therefore consolidate these SPEs.

Allowance for Losses on Receivables

On an ongoing basis the Company reviews the ability to collect all amounts owed on VIE and other finance receivables carried at amortized cost.

The Company maintains an allowance for losses on receivables which represents management’s estimate for losses inherent in the portfolio. The Company determines the adequacy of its allowance based upon an evaluation of the finance receivables’ collateral, the financial strength of the related insurance company that issued the structured settlement, current economic conditions, historical loss experience, known and inherent risks in the portfolios and other relevant factors. Defaulted payment balances that are deemed uncollectible are charged against the allowance for losses on receivables, and subsequent recoveries, if any, are credited to the allowance.

Mortgage Loans Held for Sale, at Fair Value

Mortgage loans held for sale are carried at fair value with changes in the fair value recognized in current period earnings and included within realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs on the consolidated statement of operations. At the date of funding of the mortgage loan held for sale, the funded amount of the loan plus the related derivative asset or liability of the associated interest rate lock commitment (“IRLC”) becomes the initial recorded investment in the mortgage loan held for sale. Such amount is expected to approximate the fair value of the loan.

The fair value of mortgage loans held for sale is calculated using observable market information including pricing from actual market transactions, investor commitment prices, or broker quotations.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Gains and losses from the sale of mortgages are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, and are recorded in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs in the consolidated statements of operations. Origination fees and costs are recognized into earnings at the time of funding.

Mortgage Servicing Rights, at Fair Value

Mortgage servicing rights ("MSRs") are contractual arrangements where the rights to service existing mortgages are sold by the original lender to other parties who specialize in the various functions of servicing mortgages. MSRs are initially recorded at fair value at the time the underlying loans are sold. The Company records the changes in fair value in changes in mortgage servicing rights. To determine the fair value of the servicing right, the Company uses a discounted cash flow approach incorporating assumptions that management believes market participants would use in estimating future net servicing income, including estimates of the contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float value, the inflation rate, prepayment speeds and default rates. The Company elected to subsequently measure our existing MSRs portfolio using the fair value method, in which MSRs are measured at fair value each reporting period and changes in fair value are recorded in earnings in the period in which changes in value occur. Changes in the fair value of MSRs are included in the changes in mortgage servicing rights, net line item in the consolidated statement of operations.

Premises and equipment

Premises and equipment are stated at cost, net of accumulated depreciation or amortization and are comprised primarily of computer equipment, office furniture and software licensed from third parties. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the individual assets. For leasehold improvements, amortization is computed over the lesser of the estimated useful lives of the improvements or the lease term. The estimated useful lives of the assets range from 3 to 10 years.

Intangible Assets

The Company has intangible assets which have indefinite and definite lives, which are accounted for under ASC 350, Intangibles - Goodwill and Other, ("ASC 350"). Indefinite lived intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable, and are tested at least annually. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. Our indefinite lived intangible assets include a trade name and licenses and approvals.

Definite lived intangible assets consist primarily of databases, customer relationships, trade names and affinity relationships. Our databases are amortized over their estimated useful lives of 10 years. Customer relationships are amortized over useful lives of 3 to 15 years. Amortizable trade names are amortized over the useful life of 3 years. Affinity relationships are amortized over their useful life of 10 years. As of December 31, 2015, the weighted average remaining useful lives of the databases, customer relationships, trade names, and affinity relationships are 5, 5, 3 and 10 years, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the business combination, and is accounted for under ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, the two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit's goodwill with its carrying value. Impairment is recognized if the

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount.

As a result of our annual impairment analysis (Note 5), the Company determined the goodwill recorded in connection with the 2011 acquisition of Orchard Acquisition Company ("OAC") was impaired and recorded an impairment charge of $85.0 million in its consolidated statements of operations for the year ended December 31, 2015. No impairment was recognized for goodwill for the years ended December 31, 2014 and 2013.

Marketable Securities

Assets acquired through the Company’s installment sale transaction structure are invested in a diverse portfolio of marketable debt and equity securities. Marketable securities are considered trading securities and are carried using the fair value method in accordance with ASC 820 with realized and unrealized gains and losses included in realized and unrealized gains (losses) on marketable securities, net in the Company’s consolidated statements of operations and classified as Level 1 assets in the valuation hierarchy of fair value measurements. Marketable securities are held for resale in anticipation of fluctuations in market prices.

Interest on debt securities is recognized in interest income as earned and dividend income on marketable equity securities is recognized in interest income on the ex-dividend date. For the years ended December 31, 2015, 2014 and 2013, the Company earned $3.4 million, $4.4 million and $4.4 million, respectively, related to interest and dividends on marketable securities.

Derivative Instruments and Hedging Activities

The Company holds derivative instruments that do not qualify for hedge accounting treatment as defined by ASC 815, Derivatives and Hedging ("ASC 815"). The objective for holding these instruments is to economically offset variability in forecasted cash flows associated with interest rate fluctuations.

Interest rate swaps are recorded at fair value in VIE derivative liabilities, at fair value on the consolidated balance sheet with changes in fair value recorded in unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s consolidated statements of operations.

The Company also enters into commitments to originate and purchase mortgage loans at interest rates that are determined prior to the funding or purchase of the loan. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Changes in fair value subsequent to inception are based on the change in fair value of the underlying loan and changes in the probability that the loan will fund within the terms of the commitment.

The Company uses derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. The Company may also enter into commitments to sell mortgage backed securities ("MBSs") as part of its overall hedging strategy. The Company has elected not to apply hedge accounting to these freestanding derivatives. The fair value of freestanding derivatives is recorded in other assets or other liabilities on the consolidated balance sheets with changes in fair value included in net gains on sales of mortgage loans on the consolidated statements of operations.

Notes Receivable, at Fair Value

Notes receivable represented fixed rate obligations of a third party collateralized by retained interests from certain securitizations sponsored by the Company. Under the agreements, the obligor had the right to redeem the notes at fair value. The notes receivable were treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC 320, Investments – Debt and Equity Securities. Unrealized gains and losses on notes receivable arising during the period were reflected within accumulated other comprehensive gain (loss) in the Company’s consolidated statements of comprehensive income (loss) and consolidated statements of changes in stockholders’ equity. The notes receivable were fully repaid in June of 2014.

The notes receivable were analyzed on an annual basis for other than temporary impairment. No impairment expense was recognized during the years ended December 31, 2014 and 2013.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Loans Eligible for Repurchase from Ginnie Mae

For certain loans that the Company securitized with Ginnie Mae, the Company has the unilateral right to repurchase any individual loan if that loan meets certain criteria, including being delinquent greater than 90 days. As a result of this unilateral right, the Company must recognize the delinquent loan on its consolidated balance sheets and establish a corresponding liability regardless of the Company’s intention to repurchase the loan. As of December 31, 2015, delinquent or defaulted mortgage loans currently in Ginnie Mae pools that the Company has the unilateral right to repurchase totaled $45.8 million. The amount of loans eligible for repurchase from Ginnie Mae and the liability for loans eligible for repurchase from Ginnie Mae are included in other assets and other liabilities on the Company’s consolidated balance sheet, respectively.

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

We analyze its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a reserve will be established. We will recognize accrued interest and penalties related to uncertain tax positions in the consolidated statements of operations.

Tax laws are complex and subject to different interpretations by the taxpayer and respective taxing authorities. Significant judgment is required in determining tax expense and evaluating tax positions, including evaluating uncertainties under U.S. GAAP. Management reviews its tax positions periodically and adjusts its tax balances as new information becomes available.

Segment Reporting

The Company reports operating segments in accordance with ASC 280, Segment Reporting ("ASC 280"). Operating segments are components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. ASC 280 requires that a public entity report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and information on the way that the Company identified its operating segments. The Company's business segments are determined based on products and services offered, as well as the nature of the related business activities and they reflect the manner in which financial information is currently evaluated by management. The Company has identified the following two reportable segments: (i) Structured Settlements and Annuity Purchasing and (ii) Home Lending. The Company's Structured Settlements and Annuity Purchasing segment also includes prepaid card solutions, providing access to personal lending and funding for pre-settled legal claims as well as our corporate activities.

Interest Income

Interest income on mortgage loans held for sale is accrued and is based upon the principal amount outstanding and contractual interest rates. Income recognition is discontinued when loans become 90 days delinquent or when in management’s opinion, the collectability of principal and interest becomes doubtful and the mortgage loans held for sale are put on a non-accrual basis. When the loan is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accruing status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

longer meets the non-accrual criteria.

The Company suspends recognizing interest income when it is probable that the Company will be unable to collect all payments according to the contractual terms of the underlying agreements. Management considers all information available in assessing collectability. Collectability is measured on a receivable-by-receivable basis by either the present value of estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent. Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability.

Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended.

Loan Servicing Fees

Loan servicing fees associated with mortgage loan operations represent revenue earned for servicing loans for various investors and are included in servicing, broker, and other fees in the consolidated statements of operations. The loan servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized into income when earned. Loan servicing expenses are charged to operations as incurred, and included in direct subservicing costs in the consolidated statement of operations.

Share-Based Compensation

The Company applies ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that the compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, be included in the Company’s consolidated statements of operations. The Company has determined that these share-based payment transactions represent equity awards under ASC 718 and therefore measures the cost of employee services received in exchange for share based compensation on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award. For all grants of stock options, the fair value at the grant date is calculated using option pricing models based on the value of the entity's shares at the award date. Compensation expense for performance-based restricted stock units is recognized ratably from the date of the grant until the date the restrictions lapse and is based on the trading price of the Class A common stock on the date of grant and the probability of achievement of the specific performance-based goals. Share-based compensation expense is included in compensation and benefits expense within the Company’s consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2014, the Company adopted ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. The adoption of ASU 2013-11 did not materially impact the Company’s financial statements.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

4. Business Combinations

In accordance with ASC 805, the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
On July 31, 2015, the Company completed its acquisition of Home Lending. The results of Home Lending are included in the Company's consolidated statement of operations from the date of acquisition and are reported as a separate reportable segment. Home Lending is primarily engaged in originating, selling and servicing residential mortgage loans, and its acquisition represented a major step in the Company's strategy to become a more diversified financial services company.

The final acquisition-date fair value of the consideration was $74.6 million, which consisted of $53.2 million that was paid in cash and $13.0 million that was paid through the issuance of 1,572,327 shares of the Company's Class A common stock. The fair value of the 1,572,327 Class A common shares issued was calculated using the closing trading price of the Company’s common shares as of the acquisition date. An additional $8.4 million of consideration was accrued to reflect the estimated outcome of certain post close-adjustments included in the stock purchase agreement and was paid after December 31, 2015.

The following table sets forth the final acquisition-date fair value of the consideration and the identified net assets acquired and liabilities assumed as of July 31, 2015.

As of July 31, 2015
(In thousands)
Consideration:
Cash	$53,205
Equity instruments issued (1,572,327 shares of Class A common stock)	12,956
Post close adjustment liabilities	8,443
Fair value of total consideration	$74,604

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$6,610
Restricted cash	4,756
Mortgage loans held for sale	131,325
Mortgage servicing rights	27,638
Premises and equipment	908
Intangible assets	23,842
Other assets	31,701
Other borrowings under revolving credit facilities and other similar borrowings	(128,487)
Other liabilities	(32,058)
Total identifiable net assets	66,235
Goodwill	$8,369

Of the $23.8 million of acquired intangible assets, $13.2 million was assigned to licenses and approvals that are not subject to amortization. The remaining $10.6 million of acquired intangible assets are subject to a weighted-average useful life of approximately 9.3 years. These finite-lived assets include affinity relationships of $9.5 million (10-year useful life) and a trade name of $1.1 million (3-year useful life).

The $8.4 million of goodwill was assigned to the Home Lending reporting segment and is expected to be deductible for income tax purposes. The goodwill recognized is attributable to the expected synergies from applying the Company's brand name to the acquired entity's mortgage business as well as from Home Lending's assembled workforce.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Acquisition related costs of $3.1 million were included in professional and consulting fees in the Company's consolidated statements of operations for the year ending December 31, 2015.

The following table summarizes the actual amounts of Home Lending's revenues and earnings included in the Company's consolidated statement of operations from July 31, 2015:

Home Lending amounts included in the results of operations for Year Ended December 31, 2015
(In thousands)
Total revenue	$26,732
Net income before income taxes	$1,992

The following table summarizes the supplemental unaudited pro forma information of the combined Company for the years ended December 31, 2015 and 2014, respectively, as if the Home Lending Acquisition occurred on January 1, 2014.

	Years Ended December 31,
	2015	2014
	(In thousands, unaudited)
Pro forma total revenues	$343,238	$554,247
Pro forma net (loss) income before income taxes (1)	$(202,745)	$129,877
(1) Includes adjustments for acquisition related costs of $3.9 million for the year ended December 31, 2014.

These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of the Company that would have been achieved had the acquisition been consummated on January 1, 2014, nor are they intended to represent or be indicative of future results of operations.

5. Goodwill and Intangible Assets

Goodwill by business segment includes the following as of:

	December 31, 2015	December 31, 2014
	(In thousands)
Structured Settlements and Annuity Purchasing	$—	$84,993
Home Lending	8,369	—
Total Goodwill	$8,369	$84,993

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Intangible assets subject to amortization include the following as of:

	Structured Settlements and Annuity Purchasing		Home Lending

	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
December 31, 2015
Database	$4,609	$(4,250)	$—	$—
Customer relationships	18,844	(15,375)	—	—
Domain names	486	(450)	—	—
Non-compete agreements	1,821	(1,821)	—	—
Trade Name	—	—	1,095	(228)
Affinity relationship	—	—	9,547	(397)
Intangible assets subject to amortization	$25,760	$(21,896)	$10,642	$(625)

December 31, 2014
Database	$4,609	$(4,011)	$—	$—
Customer relationships	18,844	(14,114)	—	—
Domain names	1,635	(327)	—	—
Non-compete agreements	1,821	(1,821)	—	—
Intangible assets subject to amortization	$26,909	$(20,273)	$—	$—

 As of December 31, 2015, estimated future amortization expense for amortizable intangible assets for the next five years and thereafter are as follows:

Year Ending December 31,	Amortization Expense
(In thousands)
2016	$2,527
2017	2,213
2018	2,030
2019	1,442
2020	1,257
Thereafter	4,412
Total	$13,881

Amortization of intangible assets is included in depreciation and amortization in the Company’s consolidated statements of operations. Amortization expense for the years ended December 31, 2015, 2014 and 2013, was $2.2 million, $2.5 million and $3.5 million, respectively.

As of December 31, 2015 and 2014, the carrying value of the Company's indefinite-lived trade name acquired in connection with the Company's 2011 acquisition of Orchard Acquisition Company ("OAC"), was $3.3 million and $38.8 million, respectively. As of December 31, 2015, the carrying value of Home Lending's indefinite-lived licenses and approvals intangible asset was $13.2 million.

During the three months ended September 30, 2015, the Company re-evaluated its internal projections for its Structured Settlements and Annuity Purchasing reporting unit (which is the same as the Structured Settlements reportable segment for segment

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

reporting) based on lower than anticipated results, a significant decline in the stock price of the Company's Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, we determined these events constituted a triggering event requiring the Company to: (i) test the related indefinite-lived trade name for potential impairment, and (ii) perform a step-1 impairment analysis of the goodwill reporting units. As a result of the analysis, the Company determined the trade name within the Structured Settlements and Annuity Purchasing reporting unit was impaired and recorded an impairment charge of $29.9 million in its consolidated statements of operations. Goodwill was determined not to be impaired at that time.

During the three months ended December 31, 2015, the Company performed its annual goodwill and indefinite-lived impairment review as of October 1, 2015. Step-1 of the goodwill impairment test involves calculating the fair value of the reporting units and comparing them to their respective carrying values. If the fair value of a reporting unit is less than its carrying value, step-2 of the impairment test must be performed. Step-2 involves calculating and comparing the implied fair value of the reporting unit's goodwill with its carrying value. If the implied fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.

To estimate the fair value of the Company's Structured Settlements and Annuity Purchasing reporting unit, we used a combination of income (i.e. discounted cash flow) and market approaches. The income approach utilized multi-year cash flow projections that incorporated projected long-term growth rates and a discount rate based on a cost of equity analysis which (i) reflected a reconciliation of the fair value of the individual reporting units to the Company's total market capitalization and (ii) took into consideration the decline in the stock's price after the measurement date through December 31, 2015. The market approach estimated the reporting unit's fair value based on various prices and financial ratios from similar publicly traded companies and market transactions. Based on the Company's goodwill assessment, the implied fair value of the Structured Settlements and Annuity Purchasing reporting unit was less than its carrying value, and, as a result, a step-2 goodwill impairment test was performed to measure the impairment charge. Consequently, we recorded a goodwill impairment charge of $85.0 million in the consolidated statements of operations, representing all goodwill associated with the Structured Settlements and Annuity Purchasing reporting unit.

To estimate the fair value of the Company's Home Lending reporting unit as of October 1, 2015, we also used a combination of income and market approaches. The income approach utilized multi-year cash flow projections that incorporated projected long-term growth rates and a discount rate based on a cost of equity analysis. The market approach estimated the reporting unit's fair value based on various prices and financial ratios from similar publicly traded companies and market transactions. As a result of this analysis, the fair value of the Home Lending reporting unit exceeded its carrying value by $1.3 million, or 1.7%.

The fair value of the Structured Settlements and Annuity Purchasing reporting unit's indefinite lived trade-name was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the "relief from royalty" method was used that incorporated multi-year revenue projections. Key assumptions utilized in the fair value analysis included the following: (i) projected long-term growth rates in revenues directly attributable to the trade name; (ii) a discount rate developed using a weighted average cost of capital analysis; and (iii) a royalty rate based on an analysis of royalty licensing data. As a result of this analysis, the Company determined the indefinite-lived trade name within the Structured Settlements and Annuity Purchasing reporting unit was impaired and recorded an additional impairment charge of $5.6 million in our consolidated statements of operations. In addition, the Company determined that other definite-lived intangible assets were also impaired and recorded an impairment charge of $1.1 million in the consolidated statements of operations during the three months ended December 31, 2015.

As a result of the above actions, the Company recorded in the aggregate a goodwill and intangible asset impairment charge of $121.6 million during the year ended December 31, 2015.

The Company believes the assumptions used in our annual impairment assessment are reasonable; however, there can be no assurance that the estimates and assumptions made will prove to be accurate predictions of the future. Less than anticipated cash flows generated by the respective intangible asset or reporting unit, an increase in discount rates, and/or a decrease in our internal projected growth rates used in the discounted cash flow models, among other items, could result in future impairment charges.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

6. Fair Value Measurements

Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. U.S. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below:

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

The following describes the methods used in estimating the fair values of certain financial statement items:

For assets and liabilities measured at fair value:

VIE and other finance receivables and VIE long-term debt issued by securitization and permanent financing trusts, at fair value – The estimated fair value of VIE finance receivables, at fair value, other finance receivables, at fair value and VIE long-term debt issued by securitization and permanent financing trusts, at fair value is determined based on a discounted cash flow model using expected future collections discounted at a calculated rate as described below.

For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the “Trusts”). The waterfall includes fees to operate the Trusts (servicing fees, admin fees, etc.), note holder principal and note holder interest. Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation. Refer to Note 20 for additional information. The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the Company as the retained interest holder.

The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either: (i) market indices that are highly correlated with the spreads from the Company’s previous securitizations or (ii) the Company's most recent securitization if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value. The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables’ asset cash flows. In

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

addition, the Company considers transformation cost and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows. The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate yield based on an assumed rating of the residual tranche (8.30% and 5.97% at December 31, 2015 and December 31, 2014, respectively, with a weighted average life of 20 years as of both dates).

The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation. Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair value in the Company’s consolidated balance sheets. The associated debt’s projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair value.

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

 Mortgage loans held for sale, at fair value - The fair value of mortgage loans held for sale is calculated using observable market information including pricing from actual market transactions, investor commitment prices, or broker quotations.

Mortgage servicing rights, at fair value - The Company uses a discounted cash flow approach to estimate the fair value of MSRs incorporating assumptions management believes market participants would use in their determination of value. The assumptions used in the estimation of the fair value of MSRs include the contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float rate, the inflation rate, prepayment speeds and default rates.

Marketable securities – The estimated fair value of investments in marketable securities is based on quoted market prices.

Interest rate lock commitments, at fair value - The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability that the mortgage loan will close within the terms of the IRLCs. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The Company estimates fair value of forward sales commitments based on quoted prices.

VIE derivative liabilities, at fair value – The fair value of interest rate swaps is based on pricing models which consider current interest rates, and the amount and timing of cash flows.

Forward Sale Commitments, at fair value – The fair value of forward sale commitments is based on pricing models which consider current interest rates, and the amount and timing of cash flows.

Assets and liabilities for which fair value is only disclosed in the notes to consolidated financial statements:

VIE and other finance receivables, net of allowances for losses – The fair value of structured settlement, annuity, and lottery receivables is estimated based on the present value of future expected cash flows using discount rates commensurate with the risks involved. The fair value of pre-settlement funding transactions and attorney cost financing is based on expected losses and historical loss experience associated with the respective receivables using management’s best estimates of the key assumptions regarding credit losses.

Other receivables, net of allowances for losses – The estimated fair value of advances receivable and certain other receivables, which are generally recovered in less than three months, is equal to the carrying amount. The carrying value of other receivables which have expected recoverability of greater than three months, which consist primarily of a note receivable, are

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

estimated based on the present value of future expected cash flows using management’s best estimate of the key assumptions, including discount rates commensurate with the risks involved.

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

Other borrowings under revolving credit facilities and other similar borrowings – The estimated fair value of borrowings under revolving credit facilities and similar borrowings is based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

VIE long-term debt – The estimated fair value of VIE long-term debt is based on fair value borrowing rates available to the Company based on recently executed transactions with similar underlying collateral characteristics, reflecting the specific terms and conditions of the debt.

Installment obligations payable – Installment obligations payable are reported at contract value determined based on changes in the measuring indices selected by the obligees under the terms of the obligations over the length of the obligations. The fair value of installment obligations payable is estimated to be equal to carrying value.

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
	(In thousands)
December 31, 2015
Assets
Marketable Securities:
Equity securities
US large cap	$28,670	$—	$—	$28,670
US mid cap	5,213	—	—	5,213
US small cap	5,477	—	—	5,477
International	14,068	—	—	14,068
Other equity	3,308	—	—	3,308
Total equity securities	56,736	—	—	56,736
Fixed income securities:
US fixed income	16,945	—	—	16,945
International fixed income	1,217	—	—	1,217
Other fixed income	—	—	—	—
Total fixed income securities	18,162	—	—	18,162
Other securities:
Cash & cash equivalents	7,634	—	—	7,634
Alternative investments	161	—	—	161
Annuities	2,301	—	—	2,301
Total other securities	10,096	—	—	10,096
Total marketable securities	84,994	—	—	84,994
VIE and other finance receivables, at fair value	—	—	4,386,147	4,386,147
Mortgage loans held for sale, at fair value	—	124,508	—	124,508
Mortgage service rights, at fair value	—	—	29,287	29,287
Interest rate lock commitments, at fair value (1)	—	—	4,934	4,934
Total Assets	$84,994	$124,508	$4,420,368	$4,629,870

Liabilities
VIE derivative liabilities, at fair value	—	66,519	—	66,519
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	3,928,818	3,928,818
Forward sale commitments, at fair value (2)	—	147	—	147
Total Liabilities	$—	$66,666	$3,928,818	$3,995,484

(1) Included in other assets on the Company’s consolidated balance sheet.
(2) Included in other liabilities on the Company’s consolidated balance sheet.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2014
Assets
Marketable Securities:
Equity securities
US large cap	$41,246	$—	$—	$41,246
US mid cap	8,192	—	—	8,192
US small cap	7,586	—	—	7,586
International	14,123	—	—	14,123
Other equity	1,051	—	—	1,051
Total equity securities	72,198	—	—	72,198
Fixed income securities:
US fixed income	16,699	—	—	16,699
International fixed income	3,526	—	—	3,526
Other fixed income	27	—	—	27
Total fixed income securities	20,252	—	—	20,252
Other securities:
Cash & cash equivalents	6,629	—	—	6,629
Alternative investments	1,829	—	—	1,829
Annuities	2,511	—	—	2,511
Total other securities	10,969	—	—	10,969
Total marketable securities	103,419	—	—	103,419
VIE and other finance receivables, at fair value	—	—	4,523,835	4,523,835
Total Assets	$103,419	$—	$4,523,835	$4,627,254

Liabilities
VIE derivative liabilities, at fair value	—	75,706	—	75,706
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,031,864	4,031,864
Total Liabilities	$—	$75,706	$4,031,864	$4,107,570

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of :

	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015
Assets
VIE and other finance receivables, at fair value	$4,386,147	Discounted cash flow	Discount rate	3.33% - 12.30% (4.47%)

Mortgage servicing rights, at fair value	29,287	Discounted cash flow	Discount rate	9.54% - 14.06% (10.27%)
			Prepayment speed	8.24% - 20.56% (9.06%)
			Cost of servicing	$65 - $90 ($75)

Interest rate lock commitments, at fair value	4,934	Internal model	Pull-through rate	37.44% - 100.00% (74.91%)
Total Assets	$4,420,368

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	3,928,818	Discounted cash flow	Discount rate	1.69% - 12.30% (4.13%)
Total Liabilities	$3,928,818

	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2014
Assets
VIE and other finance receivables, at fair value	$4,523,835	Discounted cash flow	Discount rate	2.55% - 12.60% (3.43%)
Total Assets	$4,523,835

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,031,864	Discounted cash flow	Discount rate	0.74% - 12.32% (3.16%)
Total Liabilities	$4,031,864

A significant unobservable input used in the fair value measurement of most of the Company’s assets and liabilities measured at fair value using unobservable inputs (Level 3) is the discount rate. Significant increases (decreases) in the discount rate used to estimate fair value in isolation would result in a significantly lower (higher) fair value measurement of the corresponding asset or liability. An additional significant unobservable input used in the fair value measurement of the mortgage servicing rights, at fair value, is prepayment speed. Significant increases (decreases) in the prepayment speed used to estimate the fair value of mortgage servicing rights in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cost of servicing used to estimate the fair value of mortgage servicing rights in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the pull-through rate used to estimate the fair value of interest rate lock commitments in isolation would result in a significantly higher (lower) fair value measurement.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014 were as follows:

	VIE and other finance receivables, at fair value	Mortgage Servicing Rights	Interest Rate Lock Commitments	Notes receivable, at fair value	Total

Balance as of December 31, 2014	$4,523,835	$—	$—	$—	$4,523,835
Total gains (losses):			0
Included in earnings / losses	(164,311)	1,649	4,934	—	(157,728)
Included in other comprehensive gain	—	—	—	—	—
Realized gain on sale of finance receivable	5,013	—	—	—	5,013
Purchases of finance receivables	385,288	—	—	—	385,288
Interest accreted	168,998	—	—	—	168,998
Payments received	(511,867)	—	—	—	(511,867)
Sale of finance receivables	(20,809)	—	—	—	(20,809)
Assets acquired in connection with the Home Lending Acquisition	—	27,638	7,051	—	34,689
Transfers to/from other balance sheet line items	—	—	(7,051)	—	(7,051)
Transfers in and/or out of Level 3	—	—	—	—	—
Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$—	$4,420,368
The amount of net (losses) gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
December 31, 2015	$(164,311)	$1,649	$4,934	$—	$(157,728)

Balance as of December 31, 2013	$3,870,649	$—	$—	$5,610	$3,876,259
Total gains (losses):
Included in earnings / losses	551,756	—	—	2,098	553,854
Included in other comprehensive gain	—	—	—	(1,615)	(1,615)
Purchases of finance receivables	420,886	—	—	—	420,886
Interest accreted	163,758	—	—	—	163,758
Payments received	(483,214)	—	—	(6,093)	(489,307)
Transfers in and/or out of Level 3	—	—	—	—	—
Balance as of December 31, 2014	$4,523,835	$—	$—	$—	$4,523,835
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
December 31, 2014	$551,756	$—	$—	$—	$551,756

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2014	$4,031,864
Net (gains) losses:
Included in earnings / losses	(230,228)
Issuances	489,699
Interest accreted	(44,425)
Repayments	(318,092)
Transfers in and/or out of Level 3	—
Balance as of December 31, 2015	$3,928,818
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
December 31, 2015	$(229,635)

Balance as of December 31, 2013	3,431,283
Net (gains) losses:
Included in earnings / losses	245,085
Issuances	685,436
Interest accreted	(40,000)
Repayments	(289,940)
Transfers in and/or out of Level 3	—
Balance as of December 31, 2014	$4,031,864
The amount of net (gains) losses for the period included in earnings attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
December 31, 2014	$245,332

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Realized and unrealized gains and losses included in revenues in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt	Mortgage serving rights	Interest Rate Lock Commitments
	(In thousands)
Net gains (losses) in revenues for the year ended December 31, 2015	$70,930	$1,649	$4,934

Unrealized gains (losses) for the year ended December 31, 2015 relating to assets still held as of December 31, 2015	$65,324	$1,649	$4,934

Net gains (losses) in revenues for the year ended December 31, 2014	$306,671	$—	$—

Unrealized gains (losses) for the year ended December 31, 2014 relating to assets still held as of December 31, 2014	$306,424	$—	$—

Net gains (losses) in revenues for the year ended December 31, 2013	$223,791	$—	$—

Unrealized gains (losses) for the year ended December 31, 2013 relating to assets still held as of December 31, 2013	$199,298	$—	$—

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The Company discloses fair value information about financial instruments, whether or not recognized at fair value in the Company’s consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2015		December 31, 2014
	(In thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets
VIE and other finance receivables, at fair value	$4,386,147	$4,386,147	$4,523,835	$4,523,835
VIE and other finance receivables, net of allowance for losses (1)	103,609	110,342	123,765	131,292
Other receivables, net of allowances for losses (1)	16,285	16,285	14,165	14,165
Mortgage loans held for sale, at fair value	124,508	124,508	—	—
Mortgage servicing rights, at fair value	29,287	29,287	—	—
Marketable securities	84,994	84,994	103,419	103,419
Interest rate lock commitments, at fair value (2)	4,934	4,934	—	—
Financial liabilities
Term loan payable (1)	325,558	440,181	433,904	437,183
VIE derivative liabilities, at fair value	66,519	66,519	75,706	75,706
VIE borrowings under revolving credit facilities and other similar borrowings (1)	53,737	48,828	21,415	19,339
Other borrowings under revolving credit facilities and other similar borrowings (1)	122,243	122,243	—	—
VIE long-term debt (1)	194,211	199,363	176,635	181,558
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	3,928,818	3,928,818	4,031,864	4,031,864
Forward sale commitments (3)	147	147	—	—
Installment obligations payable (1)	84,994	84,994	103,419	103,419

(1)These represent financial instruments not recorded in the consolidated balance sheets at fair value.  Such financial instruments would be classified as Level 3 within the fair value hierarchy.
(2) Included in the other assets on the Company's  consolidated balance sheet.
(3) Included in the other liabilities on the Company's  consolidated balance sheet.

7. Variable Interest Entities

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

As a result of adopting ASC 810, the Company determined it was and continues to be the primary beneficiary of the VIEs used to securitize its finance receivables (“VIE finance receivables”). The Company elected the fair value option with respect to assets and liabilities in its securitization VIEs as part of their initial consolidation on January 1, 2010.

The debt issued by the Company’s securitization VIEs is reported on the Company’s consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair value (“VIE securitization debt”). The VIE securitization debt is recourse solely to the VIE finance receivables held by such special purpose entities (Note 20 and 21) and thus is non-recourse to the other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. As a result of the long lives of many finance receivables purchased and securitized by the Company, most consolidated VIEs have expected lives in excess of 20 years.

8. VIE and Other Finance Receivables, at Fair Value

The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 825, Financial Instruments ("ASC 825"). Additionally, as a result of the Company including lottery winning finance receivables starting with its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. VIE and other finance receivables for which the fair value option was elected consist of the following:

	December 31, 2015	December 31, 2014
	(In thousands)
Maturity value	$6,876,687	$6,492,863
Unearned income	(2,490,540)	(1,969,028)
Net carrying amount	$4,386,147	$4,523,835

Encumbrances on VIE and other finance receivables, at fair value are as follows:

Encumbrance	December 31, 2015	December 31, 2014
	(In thousands)
VIE securitization debt (2)	$4,236,520	$4,357,456
$100 million credit facility (JGW-S III) (1)	1,664	2
$50 million credit facility (JGW IV) (1)	—	—
$300 million credit facility (JGW V) (1)	54,306	—
$300 million credit facility (JGW VII) (1)	—	—
$100 million permanent financing related to 2011-A (2)	83,968	64,575
Encumbered VIE finance receivables, at fair value	4,376,458	4,422,033
Not encumbered	9,689	101,802
Total VIE and other finance receivables, at fair value	$4,386,147	$4,523,835
(1) See Note 17.
(2) See Note 20.

As of December 31, 2015 and 2014, the residual cash flows from the Company’s finance receivables, at fair value, were pledged as collateral for the Residual Term Facility. Refer to Note 19 for additional information.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

As of December 31, 2015, the expected cash flows of VIE and other finance receivables, at fair value based on maturity value for the next five years and thereafter were as follows:

Year ended December 31,	Expected cash flows
(In thousands)
2016	$508,236
2017	497,866
2018	465,198
2019	449,394
2020	416,924
Thereafter	4,539,069
Total	$6,876,687

In December 2015, The Company completed a private placement sale in which $47.2 million of TRB was sold for $20.8 million. The Company recognized a $5.0 million gain, which is included on the realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statement of operations.  In addition the Company recorded a $0.1 million servicing asset which will be amortized over the weighted average life of the asset.

The Company is engaged to service certain finance receivables it sold to third parties. Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s consolidated statements of operations, and for the years ended December 31, were as follows:

	2015	2014	2013
	(In thousands)
Servicing fees	$811	$914	$948

9. VIE and Other Finance Receivables, net of Allowance for Losses

VIE and other finance receivables, net of allowance for losses consist of the following:

	December 31, 2015	December 31, 2014
	(In thousands)
Structured settlements and annuities	$72,121	$76,253
Less: unearned income	(45,825)	(49,270)
	26,296	26,983
Lottery winnings	70,589	81,169
Less: unearned income	(20,153)	(24,389)
	50,436	56,780
Pre-settlement funding transactions	44,299	57,886
Less: deferred revenue	(1,144)	(1,563)
	43,155	56,323
Attorney cost financing	821	1,334
Less: deferred revenue	—	—
	821	1,334
VIE and other finance receivables, gross	120,708	141,420
Less: allowance for losses	(10,366)	(10,128)
VIE and other finance receivables, net of allowances	$110,342	$131,292

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	December 31, 2015	December 31, 2014
	(In thousands)
VIE long-term debt (2)	$69,691	$74,973
$35 million pre-settlement credit facility (1)	25,401	30,423
$45.1 million long-term pre-settlement facility (2)	3,533	6,453
$2.5 million long-term facility (2)	1,249	1,640
Encumbered VIE finance receivables, net of allowances	99,874	113,489
Not encumbered	10,468	17,803
Total VIE and other finance receivables, net of allowances	$110,342	$131,292
(1) See Note 17.
(2) See Note 19.

As of December 31, 2015, the expected cash flows of structured settlements, annuities and lottery winnings based on maturity value for the next five years and thereafter are as follows:

Year Ended December 31,	Expected cash flows
(In thousands)
2016	$14,153
2017	10,605
2018	10,227
2019	10,183
2020	10,399
Thereafter	87,143
Total	$142,710

Excluded from the above table are pre-settlement funding transactions and attorney cost financing receivable balances of $45.1 million and $59.2 million as of December 31, 2015 and 2014, which do not have specified maturity dates.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Activity in the allowance for losses for VIE and other finance receivables are as follows:

	Structured settlements and annuities	Lottery winnings	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
For the year ended December 31, 2015
Allowance for losses:
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)
Provision for loss	(192)	(66)	(4,288)	—	(4,546)
Charge-offs	195	69	4,064	—	4,328
Recoveries	(16)	—	(3)	(1)	(20)
Balance as of December 31, 2015	$(69)	$—	$(10,013)	$(284)	$(10,366)

Individually evaluated for impairment	$(69)	$—	$(2,243)	$(284)	$(2,596)
Collectively evaluated for impairment	—	—	(7,770)	—	(7,770)
Balance as of December 31, 2015	$(69)	$—	$(10,013)	$(284)	$(10,366)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,227	$50,436	$125	$537	$77,325
Collectively evaluated for impairment	—	—	33,017	—	33,017
Balance as of December 31, 2015	$26,227	$50,436	$33,142	$537	$110,342

For the year ended December 31, 2014
Allowance for losses:
Balance as of December 31, 2013	$(48)	$—	$(8,011)	$(283)	$(8,342)
Provision for loss	(31)	(3)	(4,772)	—	(4,806)
Charge-offs	128	—	2,997	—	3,125
Recoveries	(105)	—	—	—	(105)
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)

Individually evaluated for impairment	$(56)	$(3)	$(2,886)	$—	$(2,945)
Collectively evaluated for impairment	—	—	(6,900)	(283)	(7,183)
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,927	$56,777	$3,204	$1,051	$87,959
Collectively evaluated for impairment	—	—	43,333	—	43,333
Balance as of December 31, 2014	$26,927	$56,777	$46,537	$1,051	$131,292

Management makes estimates in determining the allowance for losses on finance receivables. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions and delinquencies. Because the allowance for losses is dependent on general and other economic conditions beyond the Company’s control, it is at least reasonably possible that the estimate for the allowance for losses could differ materially from the currently reported amount in the near term.

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of December 31, 2015, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $12.2 million and $0.4 million, respectively. As of December 31, 2014, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $14.0 million and $0.6 million, respectively.

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

The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	December 31, 2015	December 31, 2014
	(Dollars in thousands)
2009	$1,229	$2,618
2010	2,759	4,251
2011	5,597	6,938
2012	6,212	10,687
2013	6,772	11,335
2014	17,773	22,057
2015	3,957	—
Total	$44,299	$57,886

Based on historical portfolio experience, the Company reserved $10.0 million and $0.3 million as of December 31, 2015, respectively, and $9.8 million and $0.3 million as of December 31, 2014, respectively, for pre-settlement funding transactions and attorney cost financing.

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
December 31, 2015
Structured settlements and annuities	$9	$8	$481	$498	$25,729	$26,227	$—
Lottery winnings	3	3	206	212	50,224	$50,436	—
Total	$12	$11	$687	$710	$75,953	$76,663	$—

December 31, 2014
Structured settlements and annuities	$6	$12	$208	$226	$26,701	$26,927	$—
Lottery winnings	2	6	120	128	56,649	56,777	—
Total	$8	$18	$328	$354	$83,350	$83,704	$—

Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

10. Other Receivables, net of Allowances for Losses

Other receivables include the following as of:

	December 31, 2015	December 31, 2014
	(In thousands)
Advances receivable	$2,312	$2,406
Notes receivable	8,811	8,038
Tax withholding receivables on lottery winnings	1,157	1,209
Due from affiliates	24	376
Other	4,254	2,340
Other receivables, gross	16,558	14,369
Less: allowance for losses	(273)	(204)
Other receivables, net of allowances for losses	$16,285	$14,165

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

Activity in the allowance for doubtful accounts for other receivables for the following years ended was as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Beginning balance	$(204)	$(243)
(Provision) credit for losses	(69)	39
Ending balance	$(273)	$(204)

11. Mortgage Loans Held for Sale, at Fair Value

Mortgage loans held for sale, at fair value were as follows:

December 31, 2015
(In thousands)
Unpaid principal balance of mortgage loans held for sale	$120,253
Fair value adjustment	4,255
Mortgage loans held for sale, at fair value	$124,508

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

A reconciliation of the changes in mortgage loans held for sale, at fair value is presented in the following table:

Mortgage Loans Held for Sale
(In thousands)
Acquired through Home Lending Acquisition	$131,325
Mortgage loans originated, net of fees	842,926
Repurchase of Ginnie Mae loans	4,991
Proceeds from sale of and principal payments on mortgage loans held for sale	(872,526)
Net change in fair value of mortgage loans held for sale	17,792
Balance as of December 31, 2015	$124,508

Included in mortgage loans held for sale, at fair value are loans repurchased out of Ginnie Mae pools where we are the named servicer. As the named servicer, the Company has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to repool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. Since the acquisition date, the Company has repurchased $5.0 million of mortgage loans from Ginnie Mae securitization pools.

The Company did not have any mortgage loans held for sale on non-accrual status as of December 31, 2015.

Loan Servicing and Repurchase Reserve

Mortgage loans sold to investors by the Company and which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. The Company has established a reserve for potential losses related to these representations and warranties. The Company has also established a reserve for potential losses related to impaired loans within its servicing portfolio. In assessing the adequacy of the reserve, the Company evaluates various factors including actual write-offs during the period, historical loss experience, known delinquent loans and GSE guidelines. Actual losses incurred are reflected as write-offs against the reserve liability. The loan servicing and repurchase reserve is included in other liabilities on the Company’s consolidated balance sheets. The associated expense is included in the provision for losses in the consolidated statements of operations.

The activity in the loan loss reserve was as follows:

Loan Loss Reserve
(In thousands)
Acquired through Home Lending Acquisition	$2,331
Provision for loan servicing and repurchases	1,030
Write-offs	(786)
Balance as of December 31, 2015	$2,575

Due to the uncertainty in the various estimates underlying the loan servicing and repurchase reserve, there is a range of losses in excess of the recorded loan loss reserve that is reasonably possible. The estimate of the range of possible loss does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

12. Mortgage Servicing Rights, at Fair Value

The activity of MSRs were as follows:

MSRs
(In thousands)
Acquired through Home Lending Acquisition	$27,638
Additions due to loans sold, servicing retained	3,752
Reductions due to loan payoffs and foreclosures	(1,637)
Fair value adjustment	(466)
Balance as of December 31, 2015	$29,287

The unpaid principal balance of mortgage loans serviced was $3.0 billion as of December 31, 2015. Conforming conventional loans serviced by the Company are sold to Fannie Mae on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae, and not the Company. Similarly, the government loans serviced by the Company are secured through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA.

The key assumptions used in determining the fair value of the Company's MSRs were as follows:

December 31, 2015
Discount rates	9.54% - 14.06%
Prepayment speed	8.24% - 20.56%
Cost of servicing	$65 - $90

The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values are as follows:

December 31, 2015
Discount rate:
Effect on value - 100 basis points adverse change	$(1,082)
Effect on value - 200 basis points adverse change	$(2,088)
Prepayment speed:
Effect on value - 5% adverse change	$(542)
Effect on value - 10% adverse change	$(1,085)
Cost of servicing:
Effect on value - 5% adverse change	$(232)
Effect on value - 10% adverse change	$(463)

These sensitivities are hypothetical and should be used with caution. As the table demonstrates, the Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on MSRs fair value. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; however, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayment due to other factors such as a borrower's diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of MSRs fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

13. Premises and Equipment

Premises and equipment includes the following as of:

	December 31, 2015	December 31, 2014
	(In thousands)
Computer software and equipment	$8,096	$5,378
Furniture, fixtures and equipment	4,424	3,323
Leasehold improvements	1,115	1,033
Total fixed assets at cost	13,635	9,734
Less accumulated depreciation	(7,961)	(5,976)
Premises and equipment, net of accumulated depreciation	$5,674	$3,758

During the fourth quarter of 2013, the Company completed an evaluation of an internal use software application project that had been undertaken to develop a new software application related to its structured settlement business. Based on its decision to discontinue the project, the Company determined that the $4.0 million of costs that had been capitalized in conjunction with the software development project were no longer recoverable and wrote them down to their fair value of zero. The $4.0 million is included in impairment charges and loss on disposal of assets within the Company’s consolidated statement of operations.

Depreciation of premises and equipment is included in depreciation and amortization in the Company’s consolidated statements of operations. Depreciation expense for the years ended December 31, 2015, 2014 and 2013, which includes amortization of assets recorded under capital leases, was $2.4 million, $1.7 million and $2.2 million, respectively.

14. Debt Issuance Costs

Debt issuance costs capitalized and included in other assets in the Company’s consolidated balance sheets consist of the following as of:

	December 31, 2015	December 31, 2014
	(In thousands)
Debt issuance costs	$45,678	$44,023
Less: accumulated amortization	(21,812)	(14,139)
Unamortized debt issuance costs	$23,866	$29,884

Amortization expense for debt issuance costs capitalized and recorded in other assets for the years ended December 31, 2015, 2014 and 2013 was $7.7 million, $7.7 million and $5.7 million, respectively, and is included in interest expense in the Company’s consolidated statements of operations.

Debt issuance costs related to VIE long-term debt issued by securitization and permanent financing trusts, at fair value are expensed as incurred and included in debt issuance expense in the Company’s consolidated statements of operations, and were as follows:

	2015	2014	2013
	(In thousands)
Debt issuance costs related to securitizations	$6,741	$8,683	$8,930

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

15. Operating and Capital Leases

The Company has commitments under operating leases, principally for office space, with various expiration dates through 2022. As of December 31, 2015, the following summarizes future minimum lease payments due under non-cancelable operating leases for the next five years and thereafter are as follows:

Year Ended December 31,	Operating Leases
(In thousands)
2016	$2,816
2017	2,352
2018	1,902
2019	1,911
2020	1,961
Thereafter	3,438
Total	$14,380

Lease expense for office and equipment is included in general and administrative expense in the Company’s consolidated statements of operations and was as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Lease expense	$2,387	$1,695	$3,152

As of December 31, 2015, the following summarizes future minimum lease payments due under capital leases for the next five years and thereafter are as follows:

Year Ended December, 31	Capitals Leases
(In thousands)
2016	$50
2017	53
2018	56
2019	60
2020	58
Thereafter	—
Total	$277

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

16. Term Loan Payable

The Company has a senior secured credit facility (the “Credit Facility”) that consists of a term loan (the “Term Loan”) with an outstanding principal balance of $449.5 million as of December 31, 2015 and December 31, 2014, and a $20.0 million revolving commitment maturing in August 2017. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility. There are no principal payments due on the Term Loan until its maturity in February 2019.

At each interest reset date, the Company has the option to elect that the Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the Term Loan accrues at either Libor or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of December 31, 2015, the interest rate on the Term Loan was 7.00%. The revolving commitment has the same interest rate terms as the Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.

The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (i.e., generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of December 31, 2015 and 2014, there were no outstanding borrowings under the revolving commitment and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. Had the leverage ratio requirement been applicable as of December 31, 2015, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings in excess of the specified threshold. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including incurrence of additional indebtedness, incurring liens, making investments, transacting with affiliates, disposing of assets, and various other activities.

In addition, the Credit Facility limits, with certain exceptions, certain of the Company’s subsidiaries from paying cash dividends and making loans to the Company, the calculation of which is performed annually as of the end of each fiscal year. As a result, $56.2 million of the Company’s $56.2 million and $79.9 million of the Company's $253.6 million in stockholders’ equity as of December 31, 2015 and 2014, respectively, was free of limitations on the payment of dividends.

Interest expense relating to the Term loan for the years ended December 31, 2015, 2014 and 2013 was approximately $40.4 million, $40.4 million and $46.6 million, respectively.

On July 15, 2015, the Credit Facility was amended to permit mortgage financing indebtedness in connection with the Home Lending Acquisition. The Company accounted for this amendment as a debt modification. In connection with the amendment, the Company incurred $0.7 million in consent fees which will be deferred and amortized as an adjustment to interest expense over the remaining life of the modified debt. In addition, the Company paid $0.2 million in fees which were included in professional and consulting fees in the Company's consolidated statement of operations.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

17. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

VIE borrowings under revolving credit facilities and other similar borrowings on the consolidated balance sheets consist of the following as of:

	Entity	December 31, 2015	December 31, 2014
	(In thousands)
$100 million variable funding note facility with interest payable monthly (6.5% as of December 31, 2015 and 9.0% as of December 31, 2014), collateralized by JGW-S III, LLC ("JGW-S III") structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee (0.75% as of December 31, 2015 and 1.0% as of December 31, 2014) per annum for the undrawn balance of its line of credit.	JGW-S III	$1,024	$—

$50 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.49% at December 31, 2015 and 3.42% as of December 31, 2014) maturing on October 2, 2016, collateralized by JGW IV, LLC ("JGW IV") structured settlement and annuity receivables. JGW IV is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW IV	—	6

$300 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate comprises 3.0% and either the LIBOR or the Commercial Paper rate depending on the lender (3.24% and 3.52% at December 31, 2015 and 3.17% and 3.26% at December 31, 2014). Tranche B rate is 5.5% plus LIBOR (5.74% at December 31, 2015 and 5.67% at December 31, 2014). The facility matures on July 24, 2016 and is collateralized by JGW V, LLC ("JGW V") structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	38,153	—

$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (3.22% at December 31, 2015 and 2.92% at December 31, 2014), maturing on November 15, 2016, collateralized by JGW VII, LLC's ("JGW VII") structured settlements, annuity and lottery receivables. JGW VII is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	JGW VII	—	—

$35 million multi class credit facility with interest payable monthly ("Peach One") as follows: Class A rate comprises the lender's "prime rate" plus 1.00%, subject to a floor of 4.50% (4.50% as of December 31, 2015 and 2014). Class B rate comprises the Class A rate plus 1.00% (5.50% as of December 31, 2015 and 2014). The facility matured December 31, 2015 and converted into a single class "term advance." The facility is collateralized by certain pre-settlement receivables. Peach One was charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit.	Peach One	9,651	19,333
Total VIE borrowings under revolving credit facilities and other similar borrowings		$48,828	$19,339

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

In June 2015, the counterparty to the $35.0 million Peach One credit facility notified the Company it would not extend the facility's revolving maturity date past December 31, 2015. As a result, the principal amount outstanding under the facility as of December 31, 2015 converted into a single class "term advance" requiring minimum principal payments over the subsequent 24 month amortization period with interest payable monthly at 4.5%. As of December 31, 2015, the Peach One Facility has estimated principal payments as follows:

Years Ended December 31,	Estimated Principal Payments
(In thousands)
2016	$5,591
2017	4,060
Total	9,651

In June 2015, the Company amended its $100 million variable funding note facility to reduce the unused fee from 1.0% to 0.75% and to reduce the interest rate from 9.0% to 6.5% for outstanding borrowings less than $50.0 million. If outstanding borrowings under the facility exceed $50.0 million, the interest rate increases to 9.0% on the total outstanding balance.

Interest expense, including unused fees, for the years ended December 31, 2015, 2014 and 2013 related to borrowings under revolving credit facilities and other similar borrowings was $9.0 million, $9.0 million and $9.9 million, respectively.

The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of December 31, 2015 and 2014 was 4.15% and 4.63%, respectively.

18. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings

Lines of Credit

The Company had the following lines of credit with various financial institutions, which are primarily used for funding of mortgage loans held for sale:

December 31, 2015
(In thousands)
$50 million warehouse line of credit maturing on February 1, 2016 with an interest rate of 2.50% as of December 31, 2015 and a non-usage fee of 0.25%. (1)	$33,530
$50 million warehouse line of credit maturing April 11, 2016 with an interest rate of 2.50% as of December 31, 2015 and a non-usage fee of 0.25%.	32,611
$20 million warehouse line of credit maturing on July 6, 2016 with an interest rate of 2.50% as of December 31, 2015. (3)	9,414
$35 million warehouse line of credit maturing on July 31, 2016 with an interest rate of 3.50% as of December 31, 2015 and a non-usage fee of 0.25%. (2)	16,031
$45 million warehouse line of credit maturing on September 1, 2016 with an interest rate of 2.25% as of December 31, 2015. (3)	26,657
$6 million operating line of credit maturing July 6, 2016 with an interest rate of 5.00% as of December 31, 2015 and a non-usage fee of 0.50%.	4,000
Total other borrowings under revolving credit facilities and other similar borrowings	$122,243

(1) Under the terms of the facility agreement, the availability increased to $95 million and maturity extended through February 10, 2017 as of February 12, 2016.
(2) Under the terms of the facility agreement, the availability was automatically reduced to $25.0 million as of January 9, 2016.
(3) These facilities do not incur non-usage fees.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Interest expense, including unused fees, for the year ended December 31, 2015 related to other borrowings under revolving credit facilities was $1.4 million. The weighted average interest rate on outstanding other borrowings under revolving credit facilities as of December 31, 2015 was 2.84%.

As of December 31, 2015, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of December 31, 2015. Additionally, as of December 31, 2015, the Company had pledged MSRs as collateral under the above operating line of credit.

19. VIE Long-Term Debt

The VIE long-term debt consisted of the following as of:

	December 31, 2015	December 31, 2014
	(In thousands)
PLMT Permanent Facility	$41,265	$44,277
Residual Term Facility	130,832	107,043
Long-Term Pre-settlement Facility	6,590	8,884
2012-A Facility	944	1,357
LCSS Facility (2010-C)	12,573	12,838
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$199,363	$181,558

PLMT Permanent Facility

The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The loan matures on October 30, 2040.

The debt agreement with the counterparty requires Peachtree Lottery Master Trust (“PLMT”) to hedge each lottery receivable with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value on the consolidated balance sheets.

Residual Term Facility

On August 13, 2015, the Company amended its Residual Term Facility (the "Residual Term Facility") to increase the term debt by $25.0 million to $133.0 million. The amendment was treated as a debt modification. In connection with the modification, the Company paid $0.6 million in fees that were included in professional and consulting fees in the Company's consolidated statement of operations. The Residual Term Facility is collateralized by the cash flows from residual interests related to certain securitizations. Interest accrues on the notes at a rate of 7.25% per annum with interest and principal payable monthly from cash flows from these collateralized residual interests. Prior to this amendment, interest accrued on the notes at a rate of 7.00% per annum. The Residual Term Facility matures on May 15, 2021.

Long-Term Pre-settlement Facility

In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions, of which, $6.6 million and $8.9 million principal amount remains outstanding as of December 31, 2015 and 2014, respectively. Interest accrues on the notes at a rate of 9.25% per annum with interest and principal payable monthly from the cash receipts of collateralized pre-settlement funding transactions. The notes mature on June 6, 2016.

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

Long-term Debt for Life Contingent Structured Settlements (2010-C & 2010-D)

Long-term Debt (2010-C)

In November 2010, the Company issued a private asset class securitization note ("2010-C") registered under Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”). The 2010-C bond issuance of $12.9 million is collateralized by life contingent structured settlements. 2010-C accrues interest at 10% per annum and matures on March 15, 2039.

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life contingent structured settlements receivables.

Long-term Debt (2010-D)

In December 2010, the Company paid $0.2 million to purchase the membership interests of LCSS, LLC from JLL Partners. LCSS, LLC owns 100% of the membership interests of LCSS II, LLC which owns 100% of the membership interests of LCSS III. In November 2010, LCSS III issued $7.2 million long-term debt ("2010-D") collateralized by life contingent structured settlements. 2010-D accrues interest at 10% per annum and matures on July 15, 2040.

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life contingent structured settlements receivables.

VIE Long-term Debt

As of December 31, 2015, estimated principal payments on VIE long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	Estimated Principal Payments
(In thousands)
2016	$13,627
2017	7,041
2018	7,005
2019	7,518
2020	10,717
Thereafter	161,108
Total	$207,016

Interest expense for the years ended December 31, 2015, 2014 and 2013 related to VIE long-term debt were $16.8 million, $14.9 million and $14.7 million, respectively.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

20. VIE Long-term Debt Issued by Securitization and Permanent Financing trusts, at Fair Value

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

During the year ended December 31, 2015, the Company completed three asset securitization transactions that were registered under Rule 144A. The following table summarizes the securitization SPE transactions:

	2015-3	2015-2	2015-1
	(Bond proceeds in millions)
Issue date	11/30/2015	7/28/2015	3/31/2015
Bond proceeds	$103.3	$158.5	$214.0
Receivables securitized	1,751	2,489	3,422
Deal discount rate	4.46%	4.18%	3.64%
Retained interest %	5.50%	5.50%	5.50%
Class allocation (Moody’s)
Aaa	85.00%	84.75%	85.25%
Baa2	9.50%	9.75%	9.25%

During the year ended December 31, 2014, the Company completed three asset securitization transactions that were registered according to Rule 144A. The following table summarizes these securitization SPE transactions:

	2014-3	2014-2	2014-1
	(Bond proceeds in millions)
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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The following table summarizes notes issued by securitization trusts as of December 31, 2015 and 2014 for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value in the Company’s consolidated balance sheets:

Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2015	Outstanding Principal as of December 31, 2014	Stated Rate	Fair Value as of December 31, 2015	Fair Value as of December 31, 2014
			(In thousands)			(In thousands)
321 Henderson Receivables I, LLC	2003-A	11/15/2033	13,650	18,144	4.86%	14,406	19,642
321 Henderson Receivables I, LLC	2004-A A-1	9/15/2045	25,859	32,628	Libor+0.35%	26,018	33,783
321 Henderson Receivables I, LLC	2004-A A-2	9/15/2045	18,777	19,286	5.54%	19,248	21,023
321 Henderson Receivables I, LLC	2005-1 A-1	11/15/2040	47,963	58,735	Libor+0.23%	47,559	60,895
321 Henderson Receivables I, LLC	2005-1 A-2	11/15/2046	36,146	36,794	5.58%	35,066	39,374
321 Henderson Receivables I, LLC	2005-1 B	10/15/2055	2,203	2,242	5.24%	2,088	2,343
321 Henderson Receivables II, LLC	2006-1 A-1	3/15/2041	10,694	15,571	Libor+0.20%	10,971	16,376
321 Henderson Receivables II, LLC	2006-1 A-2	3/15/2047	17,154	18,074	5.56%	17,452	19,847
321 Henderson Receivables II, LLC	2006-2 A-1	6/15/2041	15,058	18,859	Libor+0.20%	15,304	20,009
321 Henderson Receivables II, LLC	2006-2 A-2	6/15/2047	20,066	20,395	5.93%	19,967	22,484
321 Henderson Receivables II, LLC	2006-3 A-1	9/15/2041	15,798	21,361	Libor+0.20%	16,131	22,604
321 Henderson Receivables II, LLC	2006-3 A-2	9/15/2047	25,755	26,343	5.60%	25,703	28,861
321 Henderson Receivables II, LLC	2006-4 A-1	12/15/2041	15,166	19,719	Libor+0.20%	15,419	20,608
321 Henderson Receivables II, LLC	2006-4 A-2	12/15/2047	20,797	21,133	5.43%	20,315	22,907
321 Henderson Receivables II, LLC	2007-1 A-1	3/15/2042	26,887	32,994	Libor+0.20%	25,201	33,431
321 Henderson Receivables II, LLC	2007-1 A-2	3/15/2048	16,841	17,220	5.59%	14,866	17,681
321 Henderson Receivables II, LLC	2007-2 A-1	6/15/2035	33,461	37,592	Libor+0.21%	29,351	36,730
321 Henderson Receivables II, LLC	2007-2 A-2	7/16/2040	16,725	17,041	6.21%	13,759	16,806
321 Henderson Receivables II, LLC	2007-3 A-1	10/15/2048	54,273	59,378	6.15%	58,821	70,026
321 Henderson Receivables III, LLC	2008-1 A	1/15/2044	48,550	56,186	6.19%	55,515	66,265
321 Henderson Receivables III, LLC	2008-1 B	1/15/2046	3,235	3,235	8.37%	4,325	4,790
321 Henderson Receivables III, LLC	2008-1 C	1/15/2048	3,235	3,235	9.36%	4,274	4,971
321 Henderson Receivables III, LLC	2008-1 D	1/15/2050	3,529	3,529	10.81%	4,802	5,828
321 Henderson Receivables IV, LLC	2008-2 A	11/15/2037	63,166	70,210	6.27%	72,306	84,357
321 Henderson Receivables IV, LLC	2008-2 B	3/15/2040	6,194	6,194	8.63%	7,647	9,296
321 Henderson Receivables V, LLC	2008-3 A-1	6/15/2045	44,521	49,385	8.00%	56,574	66,074
321 Henderson Receivables V, LLC	2008-3 A-2	6/15/2045	5,503	6,104	8.00%	6,777	8,045
321 Henderson Receivables V, LLC	2008-3 B	3/15/2051	4,695	4,695	10.00%	5,132	6,642
321 Henderson Receivables VI, LLC	2010-1 A-1	7/15/2059	124,266	138,254	5.56%	138,936	159,918
321 Henderson Receivables VI, LLC	2010-1 B	7/15/2061	22,166	24,661	9.31%	27,223	32,595

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2015	Outstanding Principal as of December 31, 2014	Stated Rate	Fair Value as of December 31, 2015	Fair Value as of December 31, 2014
			(In thousands)			(In thousands)
JG Wentworth XXI, LLC	2010-2 A	1/15/2048	52,416	59,582	4.07%	55,186	64,313
JG Wentworth XXI, LLC	2010-2 B	1/15/2050	7,483	8,506	7.45%	8,611	10,368
JG Wentworth XXII, LLC	2010-3 A	10/15/2048	101,526	115,400	3.82%	105,888	123,222
JG Wentworth XXII, LLC	2010-3 B	10/15/2050	14,754	16,770	6.85%	16,449	19,893
JG Wentworth XXIII, LLC	2011-1 A	10/15/2056	161,050	176,119	4.89%	171,059	196,934
JG Wentworth XXIII, LLC	2011-1 B	10/15/2058	20,246	21,212	7.68%	23,517	26,981
JGWPT XXIV, LLC	2011-2 A	1/15/2063	137,179	147,406	5.13%	146,205	167,703
JGWPT XXIV, LLC	2011-2 B	1/15/2065	15,580	15,580	8.54%	18,974	21,286
JGWPT XXV, LLC	2012-1 A	2/16/2065	167,818	182,576	4.21%	170,557	197,497
JGWPT XXV, LLC	2012-1 B	2/15/2067	20,564	20,564	7.14%	23,385	26,088
JGWPT XXVI, LLC	2012-2 A	10/15/2059	119,044	128,310	3.84%	117,345	134,860
JGWPT XXVI, LLC	2012-2 B	10/17/2061	13,985	13,985	6.77%	15,489	17,391
JGWPT XXVII, LLC	2012-3 A	9/15/2065	151,464	164,533	3.22%	144,129	166,033
JGWPT XXVII, LLC	2012-3 B	9/15/2067	17,181	17,181	6.17%	18,384	20,500
JGWPT XXVIII, LLC	2013-1 A	4/15/2067	167,734	180,695	3.22%	158,769	181,767
JGWPT XXVIII, LLC	2013-1 B	4/15/2069	18,589	18,589	4.94%	18,154	20,280
JGWPT XXIX, LLC	2013-2 A	3/15/2062	141,592	150,541	4.21%	142,820	162,561
JGWPT XXIX, LLC	2013-2 B	3/17/2064	14,985	14,985	5.68%	15,298	17,277
JGWPT XXX, LLC	2013-3 A	1/17/2073	172,138	183,987	4.08%	172,184	196,867
JGWPT XXX, LLC	2013-3 B	1/15/2075	18,248	18,248	5.54%	18,437	20,832
JGWPT XXXI, LLC	2014-1 A	3/15/2063	195,613	208,739	3.96%	194,775	221,453
JGWPT XXXI, LLC	2014-1 B	3/15/2065	21,776	21,776	4.94%	21,003	23,679
JGWPT XXXII, LLC	2014-2 A	1/17/2073	194,302	201,649	3.61%	186,756	207,410
JGWPT XXXII, LLC	2014-2 B	1/15/2075	25,284	25,284	4.48%	23,041	26,221
JGWPT XXXIII, LLC	2014-3 A	6/15/2077	177,753	185,884	3.50%	168,797	187,783
JGWPT XXXIII, LLC	2014-3 B	6/15/2079	21,408	21,408	4.40%	19,210	21,684
JGWPT XXXIV, LLC	2015-1 A	9/15/2072	188,121	—	3.26%	175,468	—
JGWPT XXXIV, LLC	2015-1 B	9/17/2074	20,957	—	4.25%	18,518	—
JGWPT XXXV, LLC	2015-2 A	3/15/2058	141,984	—	3.87%	136,709	—
JGWPT XXXV, LLC	2015-2 B	3/15/2060	16,350	—	4.83%	14,992	—
JGWPT XXXVI, LLC	2015-3 A	3/17/2070	92,878	—	4.08%	90,413	—
JGWPT XXXVI, LLC	2015-3 B	3/15/2072	10,383	—	5.68%	10,033	—
Structured Receivables Finance #1, LLC	2004-A B	5/15/2028	—	7,196	7.50%	—	7,846
Structured Receivables Finance #2, LLC	2005-A A	5/15/2025	8,981	13,108	5.05%	9,363	14,031
Structured Receivables Finance #2, LLC	2005-A B	5/15/2025	8,413	9,141	6.95%	9,545	10,764
Peachtree Finance Company #2, LLC	2005-B A	4/15/2048	10,195	15,979	4.71%	10,537	16,912
Peachtree Finance Company #2, LLC	2005-B B	4/15/2048	5,039	5,471	6.21%	5,422	6,161
Structured Receivables Finance #3, LLC	2006-A A	1/15/2030	24,354	30,496	5.55%	26,585	34,037
Structured Receivables Finance #3, LLC	2006-A B	1/15/2030	8,397	9,294	6.82%	9,464	11,118
Structured Receivables Finance 2006-B, LLC	2006-B A	3/15/2038	36,406	41,959	5.19%	40,082	47,413

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Structured Receivables Finance 2006-B, LLC	2006-B B	3/15/2038	7,305	7,922	6.30%	7,759	9,245
Structured Receivables Finance 2010-A, LLC	2010-A A	1/16/2046	56,516	65,773	5.22%	62,295	74,239
Structured Receivables Finance 2010-A, LLC	2010-A B	1/16/2046	10,709	11,567	7.61%	13,201	14,714
Structured Receivables Finance 2010-B, LLC	2010-B A	8/15/2036	45,150	51,681	3.73%	46,981	54,968
Structured Receivables Finance 2010-B, LLC	2010-B B	8/15/2036	13,048	13,932	7.97%	15,694	18,360
Total			$3,637,231	$3,462,225		$3,688,639	$3,774,902

In connection with its 2015-1 securitization, the Company repaid in February 2015 approximately $6.9 million of long term debt issued by Structured Receivables Finance # 1, LLC and recorded a gain on debt extinguishment of approximately $0.6 million.

In connection with its 2014-2 securitization, the Company repaid in September 2014 approximately $6.1 million of long term debt issued by 2002-A and recorded a gain on debt extinguishment of approximately $0.3 million.

Permanent financing facilities

The following table summarizes notes issued by permanent financing facilities as of December 31, 2015 and 2014, respectively, for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value on the consolidated balance sheets:

Securitization VIE Issuer	Maturity Date	Note(s)	Outstanding Principal as of December 31, 2015	Stated Rate	Fair Value as of December 31, 2015
			(In thousands)		(In thousands)
JGW-S LC II	8/15/2040	2011-A	$70,235	12.54%	$70,235
PSS	7/14/2033	—	153,077	Libor + 1%	134,970
Crescit	6/15/2039	—	27,583	8.10%	34,974
Total			$250,895		$240,179

Securitization VIE Issuer	Maturity Date	Note(s)	Outstanding Principal as of December 31, 2014	Stated Rate	Fair Value as of December 31, 2014
			(In thousands)		(In thousands)
JGW-S LC II	8/15/2040	2011-A	$56,114	12.63%	$56,114
PSS	7/14/2033	—	168,018	Libor + 1%	161,004
Crescit	6/15/2039	—	29,823	8.10%	39,844
Total			$253,955		$256,962

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

Future repayment of VIE long-term debt issued by securitization trusts and permanent financing facilities is dependent on the receipt of cash flows from the corresponding encumbered VIE finance receivables, at fair value. As of December 31, 2015, estimated maturities for VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, for the next five years and thereafter are as follows:

Year Ending December 31,	Estimated Maturities
(In thousands)
2016	$307,178
2017	304,534
2018	287,248
2019	279,428
2020	260,031
Thereafter	2,449,707
Total	$3,888,126

Interest expense for the years ended December 31, 2015, 2014 and 2013 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $140.9 million, $136.6 million and $120.4 million, respectively.

21. Derivative Financial Instruments

Interest Rate Swaps

The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities. Hedge accounting has not been applied to any of the Company’s interest rate swaps.

The Company has interest-rate swaps to manage its exposure to changes in interest rates related to its VIE borrowings under revolving credit facilities and other similar borrowings. As of December 31, 2015, the Company had two outstanding interest rate swaps with a total notional value of $31.9 million. The Company pays fixed rates ranging from 1.75% to 1.77% and receives floating rates equal to 1-month LIBOR rate. During the years ended December 31, 2015, 2014 and 2013 and in connection with its securitizations, the Company terminated interest rate swaps with notional values of $61.1 million, $46.5 million, and $112.9 million, respectively. The total (loss) gain on the termination of these interest rate swaps for the years ended December 31, 2015, 2014 and 2013 was $(0.2) million, $(0.6) million, and $0.2 million, respectively. These (losses) gains were recorded in (loss) gain on swap terminations, net in the Company’s consolidated statements of operations. The unrealized gain for these swaps for all three of the years ended December 31, 2015, 2014 and 2013 was $0.

The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its VIE long-term debt issued by securitization and permanent financing trusts. As of December 31, 2015, the Company had eight outstanding swaps with total notional amounts of $190.9 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of December 31, 2015, the term of these interest rate swaps range from approximately 7 to approximately 20 years. For the years ended December 31, 2015, 2014 and 2013, the amount of unrealized gain recognized was $5.6 million, $2.4 million and $24.5 million, respectively. These gains were recorded in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s consolidated statements of operations.

Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC (“PSS”), a permanent financing VIE, and PLMT. As of December 31,

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

2015, the Company had 144 outstanding swaps with total notional amount of $211.1 million. The Company pays fixed rates ranging from 4.80% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.

The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of December 31, 2015, the term of the interest rate swaps for PSS and PLMT range from approximately less than 1 month to approximately 19 years. For the years ended December 31, 2015, 2014 and 2013 the amount of unrealized gain (loss) recognized was $3.8 million, $(8.1) million and $26.6 million, respectively. These gains (losses) were recorded in realized and unrealized gains on VIE and other finance receivables, long term debt and derivatives in the Company’s consolidated statements of operations.

The notional amounts and fair values of interest rate swaps are as follows:

Entity	Securitization	Notional as of December 31, 2015	Fair Value as of December 31, 2015	Notional as of December 31, 2014	Fair Value as of December 31, 2014
		(In thousands)
321 Henderson I, LLC	2004-A A-1	$25,859	$(2,382)	$32,628	$(3,019)
321 Henderson I, LLC	2005-1 A-1	47,963	(6,186)	58,735	(7,435)
321 Henderson II, LLC	2006-1 A-1	10,694	(1,091)	15,571	(1,509)
322 Henderson II, LLC	2006-2 A-1	15,058	(2,239)	18,859	(2,718)
323 Henderson II, LLC	2006-3 A-1	15,798	(1,951)	21,361	(2,475)
324 Henderson II, LLC	2006-4 A-1	15,166	(1,489)	19,719	(2,056)
325 Henderson II, LLC	2007-1 A-2	26,887	(4,949)	32,994	(5,624)
326 Henderson II, LLC	2007-2 A-3	33,461	(8,085)	37,592	(8,966)
JGW V, LLC	—	31,857	59	—	—
PSS	—	162,546	(29,486)	176,943	(31,807)
PLMT	—	48,587	(8,720)	52,907	(10,097)
Total		$433,876	$(66,519)	$467,309	$(75,706)

Interest Rate Lock Commitments and Forward Sale Commitments

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected in the consolidated balance sheets at fair value with changes in fair value recognized in the realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs in the consolidated statements of operations. The fair value of the IRLCs are measured based on the value of the underlying mortgage loan, quoted GSE MBS prices, estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees.

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The notional amounts and fair values associated with IRLCs and forward sale commitments were as follows:

	December 31, 2015
	Fair Value	Notional Amount
	(In thousands)
Derivative Assets:
Interest rate lock commitments	$4,934	$222,512
Total	$4,934	$222,512

Derivative Liabilities:
Forward sale commitments	$147	$248,500
Total	$147	$248,500

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

22. Income Taxes

The Corporation is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of JGW LLC’s pre-tax income. JGW LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes. As a result, the Company's consolidated financial statements do not reflect a benefit or provision for income taxes for JGW LLC for the periods prior to the IPO or any benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interest in JGW LLC.

The Company's (benefit) provision for income taxes for the years ended December 31, 2015, 2014 and 2013, respectively, consists of the following:

	For the year ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$(234)	$107	$177
State	(71)	10	35
	(305)	117	212

Deferred:
Federal	(15,062)	15,313	1,990
State	(2,849)	5,710	344
	(17,911)	21,023	2,334
Income tax (benefit) provision	$(18,216)	$21,140	$2,546

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

	For the year ended December 31,
	2015	2014	2013
Federal	35.0%	35.0%	35.0%
Income passed through to non-corporate members	(15.9)%	(18.9)%	(35.1)%
Permanent items	(11.1)%	0.7%	0.2%
State income tax	1.4%	3.4%	(0.1)%
Valuation allowance	(1.9)%	(2.0)%	3.9%
Other	1.0%	(0.3)%	—
Effective tax rate	8.5%	17.9%	3.9%

The Company’s overall effective tax rate is less than the statutory rate due primarily to: (i) a portion of JGW LLC’s income is allocated to the non-controlling interests and accordingly, a portion of the Company’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes, and (ii) for the year ended December 31, 2015, the impact of permanent differences between book and tax losses.

The decrease in the Company’s overall effective tax rate for the year ended December 31, 2015 compared to the year ended December 31, 2014 was predominantly the result of the following: (i) the Company reported a $215.4 million pre-tax loss for the year ended December 31, 2015 compared to $117.8 million in pre-tax income for the year ended December 31, 2014, and (ii) the impact of permanent differences between book and taxable losses, including a $121.6 million impairment charge related to goodwill and intangible assets during the year ended December 31, 2015.

The increase in the Company’s overall effective tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013 was predominantly the result of the allocation of income from JGW LLC to the Corporation for all of 2014. For the year ended December 31, 2013, the Corporation was only allocated taxable income for the period after the IPO. The Company’s share of JGW LLC’s income also increased as a result of Common Interestholders having exchanged their Common Interests for shares of Class A common stock during the years ended December 31, 2014 and 2013. The Company’s effective rate increases as additional exchanges occur because the portion of JGW LLC’s income or loss attributable to the Corporation increases which consequently increases taxable income or loss. The effect of JGW LLC’s Common Interest exchanges is partially offset by the Corporation’s repurchases of its Class A Common stock. Anytime the Corporation repurchases shares of its Class A common stock, JGW LLC enters into an equivalent Common Interests transaction with the Corporation. The effect of these repurchases decreases the Corporation’s ownership in JGW LLC which accordingly, decreases the portion of JGW LLC’s income or loss attributable to the Corporation.

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

	December 31, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Swap liability	$1,047	$974
Net operating loss carryforwards	63,999	46,856
Total deferred tax assets	65,046	47,830
Valuation allowance	(4,531)	(216)
Total deferred tax assets, net	60,515	47,614

Deferred tax liabilities:
Basis difference in partnership	72,096	78,842
Lottery winnings	2,922	1,940
Lottery winnings fair value adjustments	1,868	1,140
Other	204	178
Total deferred tax liabilities	77,090	82,100
Deferred tax liabilities, net	$(16,575)	$(34,486)

As of December 31, 2015, the Company has federal and state income tax net operating loss carry forwards of $154.1 million and $110.8 million, respectively, which will expire at various dates from 2033 through 2035.

Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. The Company assesses available positive and negative evidence to determine if it is more likely than not that it will be able to realize its deferred tax assets prior to expiration. As of December 31, 2015 and 2014, the Company recorded valuation allowances in the amount of $4.5 million and $0.2 million, respectively, against the portion of its federal and state net operating losses associated with the Company that it has determined are not more likely than not of being realized. During the year ended December 31, 2014, the Company reduced the valuation allowance applied against its net operating loss carryforwards by $2.6 million based on future taxable income resulting from the Blocker Merger (Note 2).

As of December 31, 2015 and 2014, the Company had no gross unrecognized tax benefits. The Company does not expect any material increase or decrease in its gross unrecognized tax benefits during the next twelve months. If and when the Company does record unrecognized tax benefits in the future, any interest and penalties related to these unrecognized tax benefits will be recorded in the income tax expense line in the applicable statement of operations.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2015, the Company and its subsidiaries’ U.S. federal income tax returns for the years 2012 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 through 2014. Currently, no tax authorities are auditing the Company on any income tax matters.

23. Installment Obligations Payable

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The actual maturities of the obligations depend on, among other things, the obligees’ designated payment schedules, the performance of the obligees’ index choices and the extent to which the obligees have taken any unscheduled installment payments. As of December 31, 2015, estimated maturities for the next five years and thereafter are as follows:

Year Ended December 31,	Estimated Maturities
(In thousands)
2016	$14,401
2017	13,820
2018	11,048
2019	7,810
2020	5,628
Thereafter	32,287
Total	$84,994

24. Stockholders’ Equity

On November 14, 2013, the Corporation consummated an initial public offering ("IPO") and amended and restated its certificate of incorporation to provide for, among other things, the authorization of 500,000,000 shares of Class A common stock (the "Class A common stock"), par value $.00001 per share, 500,000,000 shares of Class B common stock (the "Class B common stock"), par value $.00001 per share, 500,000,000 shares of Class C "non-voting" common stock, par value $.00001 per share (the "Class C common stock"), and 100,000,000 shares of blank check preferred stock. Also, concurrent with the consummation of the Corporation's IPO, JGW LLC merged with and into a newly formed subsidiary of the Corporation.

As of December 31, 2015, there were 16,076,444 shares of Class A common stock issued and 15,534,372 shares outstanding. Additionally, there were 8,908,698 shares of Class B common stock issued and outstanding as of December 31, 2015. There were no shares of Class C common stock issued or outstanding as of December 31, 2015.

Repurchases of Class A Common Stock

On May 2, 2014, the Company’s Board of Directors approved the repurchase of an aggregate of $15.0 million of Class A common stock (the “Stock Repurchase Program”) under Rule 10b5-1 of the Securities Exchange Act of 1934 as amended. Purchases under the Stock Repurchase Program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws. The Stock Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of debt, current stock price, market conditions and other factors. The Stock Repurchase Program may be suspended, modified or discontinued at any time and has no set expiration date.

During the year ended December 31, 2015, the Company repurchased 1,087,312 shares of Class A common stock under the Stock Repurchase Program for an aggregate purchase price of $10.5 million, or $9.69 per share. The repurchased shares are classified as treasury stock at cost on the Company’s consolidated balance sheets.

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Class A Common Stock

Holders of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to share ratably (based on the number of shares of Class A common stock held) if and when any dividend is declared by the Company's board of directors. Upon dissolution, liquidation or winding up, holders of Class A common stock are entitled to a pro rata distribution of any assets available for distribution to common stockholders, and do not have preemptive, subscription, redemption or conversion rights.

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

Class C Common Stock

Holders of Class C common stock generally are not entitled to vote on any matters. Holders of Class C common stock are entitled to share ratably (based on the number of shares of Class C common stock held) if and when any dividend is declared by the Company's board of directors. Upon dissolution, liquidation or winding up, holders of Class C common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders (except the de minimis par value of the Class B common stock), and do not have preemptive rights to purchase additional shares of Class C common stock.

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

Preferred Stock

The Company's certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of December 31, 2015 and 2014.

Warrants Issued to PGHI Corp.

In connection with the IPO and restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were canceled and holders received in-exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests of JGW LLC entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. None of the warrants were exercised during the years ended December 31, 2015 and 2014.

JGW LLC Operating Agreement

Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the years ended December 31, 2015 and 2014, 984,949 and 3,123,517 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 984,949 and 3,123,517 shares of the Class A common stock pursuant to the operating agreement, respectively. An additional 715,916 Common Interests in JGW LLC and an equal number of shares of Class B common stock were exchanged for 715,916 shares of Class A common stock during the year ended December 31, 2014 in connection with the Blocker Merger.

Amounts Reclassified Out of Accumulated Other Comprehensive Income

During the years ended December 31, 2015, 2014 and 2013, the Company recorded reclassifications out of accumulated other comprehensive income that are included in the table below:

For the year ended December 31,	Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income	Affected line item in the consolidated statement of operations
		(In thousands)
2015	_	$—	_
2014	Unrealized gains and losses on available-for-sale securities	$2,098	Realized gain (loss) on notes receivable, at fair value
2013	Unrealized gains and losses on available-for-sale securities	$(1,862)	Realized gain (loss) on notes receivable, at fair value

In June 2014, a third party repaid its fixed rate note receivable held by the Company. As a result, the Company reclassified $2.1 million out of accumulated other comprehensive income during the year ended December 31, 2014. During the year ended December 31, 2013 as a result of a note receivable maturing during the year, $1.9 million was reclassified out of accumulated other comprehensive income. Both notes receivables had been treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC 320. As a result of this classification, unrealized gains (losses) on the notes receivables that arose were reflected within accumulated other comprehensive gain (loss) in the Company’s consolidated statements of comprehensive income (loss) and consolidated statements of changes in stockholders’ equity.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

25. Non-controlling Interests

The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation’s interest in JGW LLC for the year ending December 31, 2015 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total
Balance as of December 31, 2014	14,420,392	14,324,373	28,744,765
Common interests acquired by The J.G. Wentworth Company as a result of the issuance of restricted common stock granted to independent directors	70,348	—	70,348
Common interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock	984,949	(984,949)	—
Common interests repurchased as a result of Class A common stock repurchased	(1,513,644)	—	(1,513,644)
Common interest re-issued as a result of the Home Lending Acquisition	1,572,327	—	1,572,327
Common interests forfeited	—	(70,103)	(70,103)
Balance as of December 31, 2015	15,534,372	13,269,321	28,803,693

The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.

26. Risks and Uncertainties

The Company’s finance receivables are primarily obligations of insurance companies. The exposure to credit risk with respect to these finance receivables is generally limited due to the large number of insurance companies of generally high credit quality comprising the receivable base, their dispersion across geographical areas, and possible availability of state insurance guarantee funds. As of December 31, 2015 and 2014, three insurance companies and related subsidiaries comprised approximately 34% and 34%, respectively, of the Company's gross finance receivables balance. The Company is also subject to numerous risks associated with structured settlements. These risks include, but are not limited to, restrictions on assignability of structured settlements, potential changes in the U.S. tax law related to taxation of structured settlements, diversion by a seller of scheduled payments to the Company, and other potential risks of regulation and/or legislation. A majority of states have regulated the business by passing statutes that govern the sale of structured settlement payments. Generally, the laws require a court approval to consummate a sale. The Company’s earnings are dependent upon the fair value of the finance receivables it purchases relative to the value it can obtain by financing these assets in securitization or other transactions. Accordingly, earnings are subject to risks and uncertainties surrounding exposure to changes in the interest rate environment, competitive pressures affecting the ability to maintain sufficient effective purchase yields, and the ability to sell or securitize finance receivables at profitable levels in the future. For the years ended December 31, 2015, 2014 and 2013, the Company’s structured settlement business accounted for 83%, 94% and 88% of total revenue, respectively.

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
The Company sells loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, the Company is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay-off within a specified time frame, the Company may be required to refund a portion of the sales proceeds to the investors. As of December 31, 2015, approximately 25.5% and 15.9% of the loans we serviced as measured by unpaid principal balances were concentrated in Virginia and California, respectively.

27. Commitments and Contingencies

Arrangements

The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that met certain eligibility criteria which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of December 31, 2015 and 2014, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $10.2 million and $9.7 million, respectively, and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses in the Company’s consolidated balance sheets.

The Arrangement also has put options, which expire on December 30, 2019 and 2020, that gives the counterparty the option to sell purchased LCSS assets back to the Company. The put options, if exercised by the counterparty, require the Company to purchase LCSS assets at a target internal rate of return ("IRR") of 3.5% above the original target IRR paid by the counterparty.

Tax Receivable Agreement

Common Interestholders may exchange their Common Interests for shares of Class A common stock or, in the case of PGHI Corp., shares of Class C common stock on a one-for-one basis or, in each case at the option of JGW LLC, cash. For income tax purposes, such exchanges are treated as sales of Common Interests in JGW LLC to the Corporation. JGW LLC made an election under Section 754 of the Internal Revenue Code of 1986 in connection with the filing of its 2014 federal income tax return which, upon each exchange, effectively treats the Corporation as having purchased an undivided interest in each of the assets owned by JGW LLC. As such, each exchange may result in increases (or decreases) in the Corporation’s tax basis in the tangible and intangible assets of JGW LLC that otherwise would not have been available. Any such increases (decreases) in tax basis are, in turn, anticipated to create incremental tax deductions (income) that would reduce (increase) the amount of income tax the Corporation would otherwise be required to pay in the future.

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

For purposes of the TRA, cash savings in income tax will be computed by comparing the Corporation’s actual income tax liability for a covered tax year to the amount of such taxes that the Corporation would have been required to pay for such covered tax year had there been no increase to the Corporation’s share of the tax basis of the tangible and intangible assets of JGW LLC as a result of such sale and any such exchanges and had the Corporation not entered into the TRA. The TRA continues until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the TRA upon a change of control for an amount based on the remaining payments expected to be made under the TRA.

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

Commitments to Extend Credit

The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change, and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $222.5 million as of December 31, 2015.

28. Share-based Compensation

 Under the Company’s 2013 Omnibus Incentive Plan (the “Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of December 31, 2015 and 2014, 1.3 million shares and 1.4 million shares of unissued Class A common stock were available for granting under this plan, respectively.

As of December 31, 2015, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees and restricted stock shares to independent directors under the Plan. The Company recognizes compensation cost net of a forfeiture rate in compensation and benefits expense in the consolidated statement of operations for only those awards expected to vest. The Company estimates the forfeiture rate based on historical experience taking into account its expectations about future forfeitures.

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

The fair value of stock option awards was estimated using the Black-Scholes valuation model with the following assumptions and weighted average fair values:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted average fair value of grant	$4.53	$4.81
Risk-free interest rate	1.62%	1.91%
Expected volatility	47.1%	41.6%
Expected life of options in years	6.5	6.5
Expected dividend yield	—	—

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.2 million, $0.8 million and less than $0.1 million of share based compensation expense in connection with the stock options issued under the Plan, respectively.

A summary of stock option activity for the year ended December 31, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2014	1,376,932	$11.44	9.44	$0.1
Granted	293,500	9.44
Exercised	—	—
Forfeited	(299,977)	11.47
Expired	(7,077)	13.36
Outstanding as of December 31, 2015	1,363,378	$11.00	8.45	$—
Outstanding, vested and expected to vest as of December 31, 2015	1,317,089	11.01	8.44	—
Vested as of December 31, 2015	270,407	11.64	7.46	—

During the years ended December 31, 2015, 2014 and 2013, 233,713, 43,771 and 0 shares of stock options vested with an aggregate grant date fair value of $1.2 million, $0.3 million and $0, respectively.

The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on December 31, 2015. The intrinsic value of the Company’s stock options changes based on the closing price of the Company's stock. As of December 31, 2015, $4.8 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 3.65 years.

Performance-Based Restricted Stock Units

A summary of performance-based restricted stock units for the years ended December 31, 2015 is as follows:

	Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2014	130,250	$10.60
Granted	165,000	9.01
Vested	—	—
Forfeited	(104,000)	10.13
Outstanding as of December 31, 2015	191,250	$9.48
Outstanding, vested and expected to vest as of December 31, 2015	—	—

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

During the twelve months ended December 31, 2015, 2014 and 2013 the Company recognized share-based compensation expense of $(0.3) million, $0.3 million and $0, respectively, in connection with these performance-based units. The income recognized during the twelve months ended December 31, 2015 was the result of management concluding in the third and fourth quarters of 2015 that it was no longer probable that the performance goals associated with performance-based units granted in 2014 and 2015 would vest. Consequently, the Company reversed the expense previously recognized in connection with the 87,750 units granted in 2014 and outstanding as of September 30, 2015 and the 133,500 units granted in 2015 and outstanding as of December 31, 2015.

The aggregate grant-date fair value of the performance-based restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $1.9 million and $0, respectively.

As of December 31, 2015, there was $1.2 million of total unrecognized compensation cost relating to outstanding performance-based units that is not expected to be recognized given management's conclusion in 2015 that it was no longer probable the associated performance goals would be met.

None of the performance-based restricted stock units had vested as of December 31, 2015.

Restricted Stock

 A summary of restricted stock activity for the year ended December 31, 2015 is as follows:

	Restricted Stock Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2014	8,796	$12.40
Granted	70,348	2.60
Vested	(13,106)	11.59
Outstanding as of December 31, 2015	66,038	$2.12

Restricted stock granted to independent directors under the 2013 Incentive Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. The aggregate grant date fair value of the restricted stock granted was $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $0.1 million of total unrecognized compensation cost relating to outstanding restricted stock that is expected to be recognized over a weighted average period of 0.9 years.

The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $0.1 million, $0.1 million and less than $0.1 million of share based compensation expense in connection with the restricted stock, respectively.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

Unvested Restricted Common Interests in JGW LLC

The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the year ended December 31, 2015:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2014	157,112	$9.86
Vested in period	(58,428)	8.97
Forfeited	(70,907)	12.00
Outstanding as of December 31, 2015	27,777	$6.30
Outstanding and expected to vest as of December 31, 2015	27,703	6.29

The aggregate grant-date fair value of the Restricted Common Interests in JGW LLC granted during the years ended December 31, 2015, 2014 and 2013 was $0, $0, and $1.5 million, respectively. The aggregate grant-date fair value of the Restricted Common Interests that vested during the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $1.5 million, and $1.4 million, respectively.

As of December 31, 2015, there was $0.1 million of unrecognized compensation cost related to outstanding unvested Restricted Common Interests that is expected to be recognized over a weighted average period of 1.9 years. Total share-based compensation expense recognized for the years ended December 31, 2015, 2014 and 2013 related to the Restricted Common Interests was $0.3 million, $1.2 million, and $1.3 million, respectively.

29. Employee Benefit Plan

The Company maintains two savings plans under Section 401(k) of the Internal Revenue Code that cover all employees who have attained 21 years of age and achieved the applicable and requisite service period. Under the first plan, matching contributions are at the discretion of the Board of Directors. During the years ended December 31, 2015, 2014, and 2013, the matching contributions by the Company were 50% on the first 8% of compensation contributed each pay period. Under the second plan, matching contributions by the Company were 15% of the employee's contributed amount on a per pay basis. Employee benefit plan expense was included in compensation and benefits expense in the Company’s consolidated statements of operations and for the years ended December 31, was as follows:

	2015	2014	2013
		(In thousands)
Employee benefit plan expense	$668	$520	$505

30. Restructure Expense

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

31. Earnings per share

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

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

In accordance with ASC 260, Earnings Per Share, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends and participate in the undistributed earnings with the common stockholders are considered participating securities. The shares of Class B common stock do not share in the earnings of the Company and are therefore not considered participating securities. Accordingly, basic and diluted net earnings per share of Class B common stock have not been presented. Furthermore, EPS for the full year ended December 31, 2013 is not presented because the Company was not a public company until November 13, 2013.

In connection with the IPO, Class C Profit Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock. For the years ended December 31, 2015 and 2014 and the period November 13, 2013 through December 31, 2013, these warrants were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method.

During the year ended December 31, 2015 and 2014 and the period November 14, 2013 through December 31, 2013, 1,455,645, 796,413 and 264,047 of weighted average stock options outstanding, respectively, were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method. During the years ended December 31, 2015 and 2014, 188,218 and 86,904 of weighted-average performance-based restricted stock units were antidilutive and, therefore excluded, from the computation of diluted earnings (loss) per common share. None of the performance-based restricted stock units were outstanding in 2013.

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

In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net income (loss) available to holders of Class A common stock would increase due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 13,623,240 and 15,790,111 weighted average Common Interests and vested Restricted Common Interests outstanding and the 102,562 and 568,606 weighted average unvested Restricted Common Interests outstanding for the years ended December 31, 2015 and 2014 were antidilutive, respectively. For the period November 13, 2013 to December 31, 2013, 870,206 weighted average Common Interests and vested Restricted Common Interests outstanding and 807,993 weighted average unvested Restricted Common Interests were also antidilutive and excluded from the computation of diluted earnings per common share.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the years ended December 31, 2015 and 2014 and for the period of November 13, 2013 through December 31, 2013:

	For the year ended December 31, 2015	For the year ended December 31, 2014	November 14, 2013 through December 31, 2013
	(Dollars in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net (loss) income attributable to holders of The J.G. Wentworth Company Class A common stock	$(95,312)	$31,211	$(5,577)
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—
Numerator for diluted EPS - Net (loss) income attributable to holders of The J.G. Wentworth Company Class A common stock	$(95,312)	$31,211	$(5,577)
Denominator:
Denominator for basic EPS -Weighted average shares of Class A common stock	14,690,746	12,986,058	10,395,574
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—
Restricted common stock and performance-based restricted stock units	—	2,723	—
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—
Dilutive potential common shares	—	2,723	—
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	14,690,746	12,988,781	10,395,574

Basic (loss) income per share of Class A common stock	$(6.49)	$2.40	$(0.54)
Diluted (loss) income per share of Class A common stock	$(6.49)	$2.40	$(0.54)

32. Business Segments

The Company's business segments are determined based on products and services offered, as well as the nature of the related business activities and they reflect the manner in which financial information is currently evaluated by management. The Company has identified the following two reportable segments: (i) Structured Settlements and Annuity Purchasing and (ii) Home Lending.

The J.G. Wentworth Company
(Prior to November 14, 2013, J.G. Wentworth, LLC and Subsidiaries)
Notes to Consolidated Financial Statements

The Company's Chief Operating Decision Maker evaluates our reportable segments using two metrics for purposes of making decisions about allocating resources to the segments of the Company and assessing their performance. The Company uses both GAAP and Adjusted Net Income (“ANI”) as measures of results from operations, which the Company defines as its net income (loss) under GAAP before non-cash compensation expenses, certain other expenses, provision for or benefit from income taxes and for the Structured Settlements and Annuity Purchasing segment, the amounts related to the consolidation of the securitization and permanent financing trusts the Company uses to finance its business. The Company uses ANI to measure its segments performance because it believes it represents a better measure of its core operating performance, as the operations of these variable interest entities do not impact business performance. In addition, the add-backs described above are consistent with adjustments permitted under the Company's Term Loan agreement.

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

Selected financial data for each reportable segment of the Company was as follows:

	Structured Settlements and Annuity Purchasing	Home Lending	Consolidated
	(In thousands)
Year Ended December 31, 2015
Total revenues	$269,635	$26,732	$296,367
Net (loss) income before income taxes	(217,348)	1,992	(215,356)
Total assets	4,825,831	249,133	5,074,964

Year Ended December 31, 2014
Total revenues	$494,376	$—	$494,376
Net income before income taxes	117,753	—	117,753
Total assets	5,182,709	—	5,182,709

Year Ended December 31,2013
Total revenues	$459,563	$—	$459,563
Net income before income taxes	64,364	—	64,364
Total assets	4,472,097	—	4,472,097

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.
As discussed in this Annual Report on Form 10-K, we acquired Home Lending in 2015. We continue to analyze, evaluate, and where necessary, implement changes in controls and procedures as a result of this acquisition. As a result of the timing of the acquisition of Home Lending, we have excluded Home Lending from the annual assessment of our internal control over financial reporting for the year ended December 31, 2015. Home Lending accounted for approximately 9% of our revenue for the year ended December 31, 2015. The scope of management’s assessment on internal control over financial reporting for the year ended December 31, 2016 will include Home Lending.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2015 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

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

Item 9B. Other Information

None.

PART III

The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be included in the Company's 2016 Proxy Statement for the Annual Shareholder meeting and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the Company's 2016 Proxy Statement for the Annual Shareholder meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company's 2016 Proxy Statement for the Annual Shareholder meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Company's 2016 Proxy Statement for the Annual Shareholder meeting and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Company's 2016 Proxy Statement for the Annual Shareholder meeting and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(a)(3) Exhibits:

2.1†
Stock Purchase Agreement, dated as of March 6, 2015, by and among The J.G. Wentworth Company, WestStar Mortgage, Inc., Walter F. Jones, Kathleen Murphy-Zimpel, and Roger W. Jones. Filed as Exhibit 2.1 to Amendment No. 1 to The J.G. Wentworth Company’s Registration Statement on Form S-3 (File No. 333-205699), filed with the SEC on July 28, 2015, and incorporated herein by reference.

3.1
Amended and Restated Certificate of Incorporation of The J.G. Wentworth Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of The J.G. Wentworth Company. Filed as Exhibit 3.1 to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on September 22, 2014, and incorporated herein by reference.

3.3
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

4.2
Warrant Certificate No. 1, issued to PGHI Corp. on November 14, 2013. Filed as Exhibit 4.1 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

4.3
Warrant Certificate No. 2, issued to PGHI Corp. on November 14, 2013. Filed as Exhibit 4.2 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

4.4
Registration Rights Agreement, dated as of November 14, 2013, by and among The J.G. Wentworth Company, JLL JGW Distribution, LLC and JGW Holdco, LLC and the other stockholders signatory thereto. Filed as Exhibit 4.3 to The J.G. Wentworth Company’s Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

4.5
Voting Agreement, dated as of November 14, 2013, by and among JLL JGW Distribution, LLC, JGW Holdco, LLC, PGHI Corp., and the other stockholders named therein. Filed as Exhibit 4.4 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

4.6
Director Designation Agreement, dated as of November 14, 2013, by and among The J.G. Wentworth Company, JLL JGW Distribution, LLC, JGW Holdco, LLC and PGHI Corp. Filed as Exhibit 4.5 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

9.1
Voting Trust Agreement, dated as of November 14, 2013, by and among The J.G. Wentworth Company, the trustees named therein, and the stockholders named therein. Filed as Exhibit 9.1 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

10.1
Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of February 8, 2013. Filed as Exhibit 4.4 to the J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

10.2
First Amendment to Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of May 31, 2013. Filed as Exhibit 4.5 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

10.3
Second Amendment to Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of December 6, 2013. Filed as Exhibit 4.8 to The J.G. Wentworth Company's Current Report on Form 8-K (File No. 001-36170), filed with the SEC on December 9, 2013, and incorporated herein by reference.

10.4
Third Amendment to Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of July 15, 2015. Filed as Exhibit 10.1 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on November 9, 2015, and incorporated herein by reference.

10.5
Amended and Restated Limited Liability Company Agreement, dated as of November 13, 2013, of The J.G. Wentworth Company, LLC. Filed as Exhibit 10.1 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

10.6
Tax Receivable Agreement, dated as of November 14, 2013, by and among The J.G. Wentworth Company, JLL JGW Distribution LLC, JGW Holdco, LLC, Candlewood Special Situations Fund L.P., R3 Capital Partners Master, L.P., The Royal Bank of Scotland PLC, DLJ Merchant Banking Funding, Inc., PGHI Corp., David Miller, Randi Sellari, and Stefano Sola and, to the extent described therein, JLL Fund V AIF II, L.P. and the shareholders of PGHI Corp. Filed as Exhibit 10.2 to The J.G. Wentworth Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

10.7
Administrative Services Agreement, dated as of July 12, 2011, by and between Settlement Funding, LLC and PGHI Corp. Filed as Exhibit 10.3 to Amendment No. 1 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 28, 2013, and incorporated herein by reference.

10.8
Custodial Agreement, dated July 12, 2011, by and between J.G. Wentworth, LLC and PGHI Corp. Filed as Exhibit 10.4 to Amendment No. 1 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 28, 2013, and incorporated herein by reference.

10.9#
Employment Agreement by and between The J.G. Wentworth Company and Stewart A. Stockdale, dated July 27, 2014. Filed as Exhibit 10.1 to The J.G. Wentworth Company's Current Report on Form 8-K (File No. 001-36170), filed with the SEC on July 28, 2014, and incorporated herein by reference.

10.10#
Amended and Restated Employment Agreement by and between J.G. Wentworth, LLC and Randi Sellari, dated July 23, 2007. Filed as Exhibit 10.8 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

10.11
Lease by and between Radnor Properties-201 KOP, L.P. and Green Apple Management Company, LLC, dated September 9, 2010, as amended by the First Amendment, dated February 21, 2011, the Second Amendment, dated January 9, 2012, the Third Amendment, dated August 23, 2012, and the Fourth Amendment, dated March 29, 2013. Filed as Exhibit 10.10 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

10.12#
Form of The J.G. Wentworth Company 2013 Omnibus Incentive Plan. Filed as Exhibit 10.11 to Amendment No. 1 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 28, 2013, and incorporated herein by reference.

10.13#
Form of The J.G. Wentworth Company 2013 Omnibus Incentive Plan Stock Option Agreement (Employees). Filed as Exhibit 10.12 to Amendment No. 2 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on November 7, 2013, and incorporated herein by reference.

10.14#
Form of The J.G. Wentworth Company 2013 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors). Filed as Exhibit 10.13 to Amendment No. 2 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on November 7, 2013, and incorporated herein by reference.

10.15#
Form of Director Indemnification Agreement. Filed as Exhibit 10.14 to The J.G. Wentworth Company’s Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

21.1	Subsidiaries of The J.G. Wentworth Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
Exhibit 31.1	Chief Executive Officer—Certification pursuant to Rules 13a-14(a).
Exhibit 31.2	Chief Financial Officer—Certification pursuant to Rules 13a-14(a).
Exhibit 32.1	Chief Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
Exhibit 32.2	Chief Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
101	Interactive Data File.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

#	Indicates management contract or compensatory plan or arrangement.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

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

Name	Title	Date

/s/ Stewart A. Stockdale	Chief Executive Officer, and Director
Stewart A. Stockdale	(Principal Executive Officer)	March 10, 2016

/s/ Scott E. Stevens	Chief Financial Officer
Scott E. Stevens	(Principal Financial and Accounting Officer)	March 10, 2016

/s/ Alexander R. Castaldi
Alexander R. Castaldi	Chairman, Director	March 10, 2016

/s/ Robert C. Griffin
Robert C. Griffin	Director	March 10, 2016

/s/ Kevin T. Hammond
Kevin T. Hammond	Director	March 10, 2016

/s/ Paul S. Levy
Paul S. Levy	Director	March 10, 2016

/s/ William J. Morgan
William J. Morgan	Director	March 10, 2016

/s/ Robert N. Pomroy
Robert N. Pomroy	Director	March 10, 2016

/s/ Francisco J. Rodriguez
Francisco J. Rodriguez	Director	March 10, 2016