Form 10-Q
period 2016-03-31
J.G. Wentworth Co
filed 2016-05-10
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No
The number of shares of the registrant’s Class A common stock, par value $0.00001 per share, outstanding was 15,728,041 as of April 30, 2016. The number of shares of the registrant’s Class B common stock, par value $0.00001 per share, outstanding was 8,715,024 as of April 30, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. These forward looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (‘‘the Exchange Act’’), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. You can identify such statements because they contain words such as ‘‘plans,’’ ‘‘expects’’ or ‘‘does expect,’’ ‘‘budget,’’ ‘‘forecasts,’’ ‘‘anticipates’’ or ‘‘does not anticipate,’’ ‘‘believes,’’ ‘‘intends,’’ and similar expressions or statements that certain actions, events or results ‘‘may,’’ ‘‘could,’’ ‘‘would,’’ ‘‘might,’’ or ‘‘will,’’ be taken, occur or be achieved. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q reflect management’s current beliefs based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.

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

These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and, except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q. As set forth more fully under “Part 2, Item 1A. ‘Risk Factors’” in this Quarterly Report on Form 10-Q, these risks and uncertainties include, among other things:

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

•	our dependence on third parties, including our ability to maintain relationships with such third parties and our potential exposure to liability for the actions of such third parties;

•	damage to our reputation and increased regulation of our industries which could result from unfavorable press reports about our business model;

•	the accuracy of the estimates and assumptions of our financial models;

•	infringement of our trademarks or service marks;

•	our ability to maintain our state licenses or obtain new licenses in new markets;

•	changes in, and our ability to comply with, federal, state and local laws and regulations governing us;

•	our business model being susceptible to litigation;

•	our ability to continue to purchase structured settlement payments and other financial assets;

•	the public disclosure of the identities of structured settlement holders maintained in our proprietary database;

•	our dependence on the opinions of certain credit rating agencies of the credit quality of our securitizations;

•	our ability to complete future securitizations, other financings or sales on favorable terms;

•	the insolvency of a material number of structured settlement issuers;

•	adverse changes in the residential mortgage lending and real estate markets, including any increases in defaults or delinquencies, especially in geographic areas where our loans are concentrated;

•	our ability to grow our loan origination volume, acquire mortgage servicing rights, or MSRs, and recapture loans that are refinanced;

•	changes in the guidelines of government-sponsored entities, or GSEs, or any discontinuation of, or significant reduction in, the operation of GSEs;

•	potential misrepresentations by borrowers, counterparties and other third-parties;

•	changes in prevailing interest rates and our ability to mitigate interest rate risk through hedging strategies;

•	our ability to obtain sufficient working capital at attractive rates or obtain sufficient capital to meet the financing requirements of our business;

•	our ability to remain in compliance with the terms of our substantial indebtedness; and

•	our ability to meet the continued listing requirements of the New York Stock Exchange.

The J.G. Wentworth Company
Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

	March 31, 2016	December 31, 2015
	(Unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$26,465	$57,322
Restricted cash and investments	131,534	136,780
VIE finance receivables, at fair value (1)	4,439,811	4,376,458
Other finance receivables, at fair value	23,263	9,689
VIE finance receivables, net of allowances for losses of $8,759 and $8,659, respectively (1)	95,534	99,874
Other finance receivables, net of allowances for losses of $1,551 and $1,707, respectively	9,450	10,468
Other receivables, net of allowances for losses of $273 and $273, respectively	16,755	16,285
Mortgage loans held for sale, at fair value (2)	187,146	124,508
Mortgage servicing rights, at fair value (2)	30,164	29,287
Premises and equipment, net of accumulated depreciation of $9,219 and $7,961, respectively	5,262	5,674
Intangible assets, net of accumulated amortization of $21,330 and $20,700, respectively	29,799	30,429
Goodwill	8,369	8,369
Marketable securities	79,414	84,994
Deferred tax assets, net	—	2,250
Other assets	78,162	82,577
Total Assets	$5,161,128	$5,074,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and accounts payable	$22,902	$21,548
Accrued interest	23,944	22,380
Term loan payable	440,930	440,181
VIE derivative liabilities, at fair value	72,363	66,519
VIE borrowings under revolving credit facilities and other similar borrowings	38,191	48,828
Other borrowings under revolving credit facilities and other similar borrowings	181,526	122,243
VIE long-term debt	198,133	199,363
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,016,993	3,928,818
Other liabilities	55,380	65,106
Deferred tax liabilities, net	9,936	18,825
Installment obligations payable	79,414	84,994
Total Liabilities	$5,139,712	$5,018,805

Commitments and contingencies (Note 19)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,270,113 issued and 15,728,041 outstanding as of March 31, 2016, 16,076,444 issued and 15,534,372 outstanding as of December 31, 2015.	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,715,029 issued and outstanding as of March 31, 2016, 8,908,698 issued and outstanding as of December 31, 2015, respectively.	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	—	—
Additional paid-in-capital	105,200	104,713
Accumulated deficit	(86,852)	(70,765)
	18,348	33,948
Less: treasury stock at cost, 542,072 shares as of March 31, 2016 and December 31, 2015, respectively.	(2,138)	(2,138)
Total stockholders’ equity, The J.G. Wentworth Company	16,210	31,810
Non-controlling interests	5,206	24,349
Total Stockholders’ Equity	21,416	56,159
Total Liabilities and Stockholders’ Equity	$5,161,128	$5,074,964
(1) Pledged as collateral to VIE borrowings under revolving credit facilities and other similar borrowings. Refer to Note 6 “VIE and Other Finance Receivables, at Fair Value” and Note 7 “VIE and Other Finance Receivables, net of Allowance for Losses.”
(2) Pledged as collateral to Other borrowings under revolving credit facilities and other similar borrowings. Refer to Note 8 “Mortgage Loans Held for Sale, at Fair Value” and Note 9 “Mortgage Servicing Rights, at Fair Value.”
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
REVENUES
Interest income	$53,659	$44,392
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives	(9,857)	39,739
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	16,656	—
Changes in mortgage servicing rights, net	877	—
Servicing, broker, and other fees	3,469	869
Loan origination fees	1,636	—
Realized and unrealized gains on marketable securities, net	137	1,830
Total Revenues	$66,577	$86,830

EXPENSES
Advertising	$13,975	$15,840
Interest expense	59,500	48,835
Compensation and benefits	18,545	12,798
General and administrative	7,109	4,639
Professional and consulting	3,657	4,438
Debt issuance	3	2,749
Securitization debt maintenance	1,432	1,496
Provision for losses	1,588	1,339
Direct subservicing costs	640	—
Depreciation and amortization	1,302	991
Installment obligations expense, net	515	2,320
Total Expenses	$108,266	$95,445
Loss before income taxes	(41,689)	(8,615)
Benefit for income taxes	(6,639)	(3,155)
Net Loss	$(35,050)	$(5,460)
Less net loss attributable to non-controlling interests	(18,963)	(4,115)
Net loss attributable to The J.G. Wentworth Company	$(16,087)	$(1,345)

	Three Months Ended March 31,
	2016	2015
Weighted average shares of Class A common stock outstanding:
Basic	15,574,746	14,271,842
Diluted	15,574,746	14,271,842
Net loss per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(1.03)	$(0.09)
Diluted	$(1.03)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net loss	$(35,050)	$(5,460)
Total comprehensive loss	(35,050)	(5,460)
Less: comprehensive loss allocated to non-controlling interests	(18,963)	(4,115)
Comprehensive loss attributable to The J.G. Wentworth Company	$(16,087)	$(1,345)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

 (Dollars in thousands)

	Accumulated Other Comprehensive Income	Non- controlling Interest	Accumulated Deficit	Additional Paid-In- Capital	Treasury Stock		Common Stock-Class A		Common Stock-Class B		Total Stockholders’ Equity
					Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2015	$—	$24,349	$(70,765)	$104,713	542,072	$(2,138)	15,534,372	$—	8,908,698	$—	$56,159
Net loss	—	(18,963)	(16,087)	—	—	—	—	—	—	—	(35,050)
Share-based compensation	—	141	—	166	—	—	—	—	—	—	307
Exchange of JGW LLC common interests into Class A common stock	—	(321)	—	321	—	—	193,669	—	(193,669)	—	—
Balance as of March 31, 2016	$—	$5,206	$(86,852)	$105,200	542,072	$(2,138)	15,728,041	$—	8,715,029	$—	$21,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(35,050)	$(5,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses	1,588	1,339
Depreciation	672	544
Changes in mortgage servicing rights, net	(877)	—
Amortization of finance receivables acquisition costs	181	161
Amortization of intangibles	630	447
Amortization of debt issuance costs	2,531	1,884
Proceeds from sale of and principal payments on mortgage loans held for sale	524,130	—
Originations and purchases of mortgage loans held for sale	(574,662)	—
Change in unrealized gains/losses on finance receivables	(151,223)	(36,376)
Change in unrealized gains/losses on long-term debt	172,592	(7,700)
Change in unrealized gains/losses on derivatives	5,774	4,380
Net proceeds from sale of finance receivables	91,335	—
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(16,656)	—
Purchases of finance receivables	(71,674)	(106,993)
Collections on finance receivables	133,133	128,476
Gain on sale of finance receivables	(21,660)	—
Recoveries of finance receivables	—	1
Accretion of interest income	(52,936)	(44,445)
Accretion of interest expense	(4,182)	(11,986)
Gain on extinguishment of debt	—	(593)
Share-based compensation expense	307	410
Change in marketable securities	(137)	(1,830)
Installment obligations expense, net	515	2,320
Deferred income taxes	(6,639)	(3,155)
Decrease (increase) in operating assets:
Restricted cash and investments	5,246	(6,052)
Other assets	7,845	388
Other receivables	(470)	2,092
(Decrease) increase in operating liabilities:
Accrued expenses and accounts payable	1,354	5,353
Accrued interest	1,564	691
Other liabilities	(620)	396
Net cash provided by (used in) operating activities	$12,611	$(75,708)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from investing activities:
Purchase of Home Lending., net of cash acquired	$(7,630)	$—
Purchases of premises and equipment, net of sales proceeds	(260)	(905)
Net cash used in investing activities	$(7,890)	$(905)
Cash flows from financing activities:
Purchases of treasury stock	$—	$(2,797)
Issuance of VIE long-term debt	2,275	216,955
Payments on lease obligations	12	—
Repayments of long-term debt and derivatives	(86,511)	(84,710)
Gross proceeds from revolving credit facility	614,665	89,468
Repayments of revolving credit facilities	(566,019)	(70,092)
Issuance of installment obligations payable	763	999
Purchase of marketable securities	(763)	(999)
Repayments of installment obligations payable	(6,858)	(6,390)
Proceeds from sale of marketable securities	6,858	6,390
Net cash (used in) provided by financing activities	$(35,578)	$148,824
Net (decrease) increase in cash and cash equivalents	(30,857)	72,211
Cash and cash equivalents at beginning of the period	57,322	41,648
Cash and cash equivalents at the end of the period	$26,465	$113,859

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,609	$58,322
Cash paid for income taxes	$100	$28
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$2,511	$—
Mortgage loans subject to repurchase rights from Ginnie Mae	$6,360	$—
Exchange of LLC Common Interests for shares of Class A common stock	$321	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Background, Basis of Presentation and Significant Accounting Policies
Organization and Description of Business Activities
The J.G. Wentworth Company (the “Corporation”) is a Delaware holding company that was incorporated on June 21, 2013. The Corporation operates through its managing membership in The J.G. Wentworth Company, LLC (“JGW LLC”), the Corporation's sole operating asset. JGW LLC is a controlled and consolidated subsidiary of the Corporation whose sole asset is its membership interest in J.G. Wentworth, LLC. The “Company” refers collectively to the Corporation and, unless otherwise stated, all of its subsidiaries. The Company, operating through its subsidiaries and affiliates, has its principal offices in Radnor, Pennsylvania and Woodbridge, Virginia.
We are a diversified financial services company that specializes in providing solutions to consumers in need of cash. Our direct-to-consumer businesses use the internet, television, direct mailing and other channels to offer a variety of solutions including structured settlement payment purchasing, mortgage origination (both purchase and refinancing), prepaid cards and access to personal lending. We warehouse, securitize, sell or otherwise finance the financial assets that we purchase in transactions that are structured to ultimately generate cash proceeds to us that exceed the purchase price we paid for those assets.
The Company has identified the following two reportable segments:
(i) Structured Settlement Payments (“Structured Settlements”) - Structured Settlements provides liquidity to individuals with financial assets such as structured settlements, annuities and lottery winnings by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets. We engage in warehousing and subsequent resale or securitization of these various financial assets. Structured Settlements also includes prepaid card solutions and provision of access to personal lending and funding for pre-settled legal claims as well as our corporate activities.
(ii) Home Lending - Home Lending is primarily engaged in retail lending, originating primarily Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”) and conventional loans, and is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development ("HUD"). In addition, Home Lending is an approved issuer with the Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation ("Freddie Mac") and U.S. Department of Agriculture (“USDA”) as well as an approved seller and servicer with the Federal National Mortgage Association (“Fannie Mae”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X and do not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the entire year.
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity (“VIE”) and other finance receivables, at fair value; mortgage loans held for sale, at fair value; mortgage servicing rights, at fair value; intangible assets and goodwill; VIE derivative liabilities, at fair value; and VIE long-term debt issued by securitization and permanent financing trusts, at fair value. Actual results could differ from those estimates and such differences could be material. These interim financial statements should be read in conjunction with the Company’s 2015 audited consolidated financial statements that are included in its Annual Report on Form 10-K.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiaries, including those entities that are considered VIEs, and where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”). Excluded from the unaudited condensed consolidated financial statements of the Company are those entities that are considered VIEs and where the Company has been deemed not to be the primary beneficiary according to ASC 810.
JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation’s and the non-controlling interests' economic interest in JGW LLC was 54.6% and 45.4%, respectively, as of March 31, 2016. The Corporation’s and the non-controlling interests' economic interest in JGW LLC was 53.9% and 46.1%, respectively, as of December 31, 2015.
Net loss attributable to the non-controlling interests in the unaudited condensed consolidated statements of operations represents the portion of loss attributable to the economic interest in JGW LLC held by entities other than the Corporation. The allocation of net loss to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling interests’ weighted average economic interests in JGW LLC for the three months ended March 31, 2016 and 2015 were 45.7% and 50.1%, respectively.
The net loss attributable to The J.G. Wentworth Company in the unaudited consolidated statement of operations for the three months ended March 31, 2016 and 2015 does not necessarily reflect the Corporation’s weighted average economic interests in JGW LLC for the respective periods because the majority of the benefit for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three months ended March 31, 2016 and 2015, $(6.5) million and $(3.1) million of the $(6.6) million and $(3.2) million total tax benefit, respectively, was specifically attributable to The J.G. Wentworth Company. Refer to Note 16 for a description of the Company's income taxes.
Non-controlling interests in the unaudited condensed consolidated balance sheets represent the portion of equity attributable to the non-controlling interests of JGW LLC. The allocation of equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling interests in the entity.
All material inter-company balances and transactions are eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to current-period presentation.
Significant Accounting Policies
As of March 31, 2016 there have been no significant changes to the Company's accounting policies as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.
2. Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the three months ended March 31, 2016.
3. Business Combinations
In accordance with ASC 805, “Business Combinations” (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting, which requires among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
On July 31, 2015, the Company completed its acquisition of Home Lending. The results of Home Lending are included in the Company's unaudited condensed consolidated statement of operations from the date of acquisition and are reported as a separate reportable segment. Home Lending is primarily engaged in originating, selling and servicing residential mortgage loans. Its acquisition represented a major step in the Company's strategy to become a more diversified financial services company.
The final acquisition fair value of the consideration paid was $74.6 million, which consisted of $53.2 million that was paid in cash and $13.0 million that was paid through the issuance of 1,572,327 shares of the Company's Class A common stock. The fair value of the 1,572,327 Class A common shares issued was calculated using the closing trading price of the Company’s common shares as of the acquisition date. An additional $8.4 million of consideration was accrued to reflect the estimated outcome of certain post-close adjustments included in the stock purchase agreement, of which $7.6 million and $0.8 million was paid in the three months ended March 31, 2016 and December 31, 2015, respectively, and thereby concluded our measurement-period adjustments.
The excess of the consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of $8.4 million which was assigned to the Home Lending reporting segment. We elected to treat the acquisition of the stock as an asset acquisition and consequently, the goodwill and the intangible assets are expected to be deductible for income tax purposes under section 197 of the Internal Revenue Service Code.
Of the $23.8 million of acquired of intangible assets, $13.2 million was assigned to licenses and approvals that are not subject to amortization. The remaining $10.6 million of acquired intangible assets are subject to a weighted-average useful life of approximately 9.3 years. These finite-lived assets included affinity relationships of $9.5 million (10-year useful life) and a trade name of $1.1 million (3-year useful life).

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

4. Goodwill and Intangible Assets
Goodwill by business segment includes the following as of:

	March 31, 2016	December 31, 2015
	(In thousands)
Structured Settlement Payments	$—	$—
Home Lending	8,369	8,369
Total Goodwill	$8,369	$8,369
Intangible assets subject to amortization include the following as of:

	Structured Settlement Payments		Home Lending
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
March 31, 2016
Database	$4,609	$(4,267)	$—	$—
Customer relationships	18,844	(15,630)	—	—
Domain names	486	(452)	—	—
Trade name	—	—	1,095	(346)
Affinity relationships	—	—	9,547	(635)
Intangible assets subject to amortization	$23,939	$(20,349)	$10,642	$(981)

December 31, 2015
Database	$4,609	$(4,250)	$—	$—
Customer relationships	18,844	(15,375)	—	—
Domain names	486	(450)	—	—
Trade name	—	—	1,095	(228)
Affinity relationships	—	—	9,547	(397)
Intangible assets subject to amortization	$23,939	$(20,075)	$10,642	$(625)
Amortization expense for the three months ended March 31, 2016 and 2015 was $0.6 million and $0.4 million, respectively. Amortization of intangible assets is included in depreciation and amortization in the Company's unaudited condensed consolidated statement of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Estimated future amortization expense for amortizable intangible assets for the nine months ending December 31, 2016 and for each of the succeeding five calendar years and thereafter is as follows:

Estimated Future Amortization Expense
(In thousands)
Remainder of 2016	$1,897
2017	2,213
2018	2,030
2019	1,442
2020	1,257
2021	992
Thereafter	3,420
Total future amortization expense	$13,251
As of March 31, 2016 and December 31, 2015, the carrying value of the Company's indefinite-lived trade name, acquired in connection with the Company's 2011 acquisition of Orchard Acquisition Company ("OAC"), was $3.3 million. As of March 31, 2016 and December 31, 2015, the carrying value of Home Lending's indefinite-lived licenses and approvals intangible asset was $13.2 million.
We evaluate our long-lived assets, including finite and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate a potential impairment between annual measurement dates. Management qualitatively determines whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of the Company's reporting units and intangible assets are less than their carrying amounts prior to performing the two-step process to evaluate the potential impairment of goodwill and intangible assets with indefinite useful lives.
In the first quarter of 2016, we performed a qualitative assessment based, in part, on the factors outlined below:

•	Macroeconomic factors including the interest rate environment and the securitization and warehouse credit market;

•	Industry specific factors including significant changes in competition and regulatory impediments;

•	Cost related factors including an increase in labor and other operating costs;

•	Overall financial performance, such as declining cash flows and revenues or earnings; and

•	Other relevant entity-specific events such as changes in management, changes in stock price, and counterparty risks.
In performing our qualitative assessment, we identified and considered all relevant events and circumstances, including the Company's reporting units' recent financial performance, projected operating results, and the Company’s market capitalization. Based on the weight of evidence and the significance of the identified factors, we determined that it was not more likely than not that the fair value of the Company's goodwill, indefinite lived intangible assets and long-lived assets were less than their carrying values.
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
VIE and other finance receivables, at fair value, and VIE long-term debt issued by securitization and permanent financing trusts, at fair value — The estimated fair value of VIE finance receivables, at fair value, other finance receivables, at fair value and VIE long-term debt issued by securitization and permanent financing trusts, at fair value, is determined based on a discounted cash flow model using expected future collections discounted at a calculated rate as described below.
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
The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either: (i) market indices that are highly correlated with the spreads from the Company’s previous securitizations and asset sales or (ii) the Company's most recent securitization or asset sale if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt’s fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt’s fair value. The debt’s fair value interest rates are blended using the debt’s principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables’ asset cash flows. In addition, the Company considers transformation costs and profit margin associated with its securitizations to derive the fair value of its finance receivables’ asset cash flows. The finance receivables’ residual cash flows remaining after the projected obligations of the Trusts are satisfied and are discounted using a separate yield based on an assumed rating of the residual tranche (9.19% and 8.30% as of March 31, 2016 and December 31, 2015, respectively, with a weighted average life of 20 years as of both dates).
The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation. Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair value, in the Company’s unaudited condensed consolidated balance sheets. The associated debt’s projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair value.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Mortgage loans held for sale, at fair value — The fair value of mortgage loans held for sale is calculated using observable market information including pricing from actual market transactions, investor commitment prices, or broker quotations.
Mortgage servicing rights, at fair value — The Company uses a discounted cash flow approach to estimate the fair value of mortgage servicing rights (“MSRs”) incorporating assumptions management believes market participants would use in determining the fair value. The assumptions used in the estimation of the fair value of MSRs include the contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, the float rate, the inflation rate, prepayment speeds and default rates.
Interest rate lock commitments, at fair value — The Company estimates the fair value of interest rate lock commitments (“IRLCs”) based on the value of the underlying mortgage loan, quoted mortgage backed securities (“MBS”) prices and estimates of the fair value of the MSRs and the probability, commonly referred to as the "pull-through" rates, that the mortgage loan will close within the terms of the IRLCs. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The Company estimates fair value of forward sales commitments based on quoted prices.
VIE derivative liabilities, at fair value — The fair value of interest rate swaps is based on pricing models which consider current interest rates, and the amount and timing of cash flows.
Forward sale commitments, at fair value — The fair value of forward sale commitments is based on pricing models which consider current interest rates, and the amount and timing of cash flows.
Assets and liabilities for which fair value is only disclosed in the notes to the unaudited condensed consolidated financial statements:
VIE and other finance receivables, net of allowances for losses — The fair value of structured settlement, annuity and lottery receivables is estimated based on the present value of future expected cash flows using discount rates commensurate with the risks involved. The fair value of pre-settlement funding transactions and attorney cost financing is based on expected losses and historical loss experience associated with the respective receivables using management’s best estimate of the key assumptions regarding credit losses.
Other receivables, net of allowances for losses — The estimated fair value of advances receivable and certain other receivables, which are generally recovered in less than three months, is equal to the carrying amount. The carrying value of other receivables which have expected recoverability of greater than three months, consist primarily of a note receivable, are estimated based on the present value of future expected cash flows using management’s best estimate of certain key assumptions, including discount rates commensurate with the risks involved.
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
Other borrowings under revolving credit facilities and other similar borrowings — The estimated fair value of borrowings under revolving credit facilities and similar borrowings is based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on the Company’s unaudited condensed consolidated balance sheets as of:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
March 31, 2016:
Assets
Marketable Securities:
Equity securities
US large cap	$26,479	$—	$—	$26,479
US mid cap	4,824	—	—	4,824
US small cap	5,650	—	—	5,650
International	12,770	—	—	12,770
Other equity	3,846	—	—	3,846
Total equity securities	53,569	—	—	53,569
Fixed income securities
US fixed income	17,334	—	—	17,334
International fixed income	1,441	—	—	1,441
Other fixed income	—	—	—	—
Total fixed income securities	18,775	—	—	18,775
Other securities
Cash & cash equivalents	4,146	—	—	4,146
Alternative investments	637	—	—	637
Annuities	2,287	—	—	2,287
Total other securities	7,070	—	—	7,070
Total marketable securities	79,414	—	—	79,414
VIE and other finance receivables at fair value	—	—	4,463,074	4,463,074
Mortgage loans held for sale, at fair value	—	187,146	—	187,146
Mortgage servicing rights, at fair value	—	—	30,164	30,164
Interest rate lock commitments, at fair value (1)	—	—	10,539	10,539
Total Assets	$79,414	$187,146	$4,503,777	$4,770,337

Liabilities
VIE derivative liabilities, at fair value	$—	$72,363	$—	$72,363
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,016,993	4,016,993
Forward sale commitments, at fair value (2)	—	2,468	—	2,468
Total Liabilities	$—	$74,831	$4,016,993	$4,091,824
(1) Included in other assets on the Company’s unaudited condensed consolidated balance sheet.
(2) Included in other liabilities on the Company’s unaudited condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2015
Assets
Marketable Securities:
Equity securities
US large cap	$28,670	$—	$—	$28,670
US mid cap	5,213	—	—	5,213
US small cap	5,477	—	—	5,477
International	14,068	—	—	14,068
Other equity	3,308	—	—	3,308
Total equity securities	56,736	—	—	56,736
Fixed income securities:
US fixed income	16,945	—	—	16,945
International fixed income	1,217	—	—	1,217
Other fixed income	—	—	—	—
Total fixed income securities	18,162	—	—	18,162
Other securities:
Cash & cash equivalents	7,634	—	—	7,634
Alternative investments	161	—	—	161
Annuities	2,301	—	—	2,301
Total other securities	10,096	—	—	10,096
Total marketable securities	84,994	—	—	84,994
VIE and other finance receivables, at fair value	—	—	4,386,147	4,386,147
Mortgage loans held for sale, at fair value	—	124,508	—	124,508
Mortgage servicing rights, at fair value	—	—	29,287	29,287
Interest rate lock commitments, at fair value (1)	—	—	4,934	4,934
Total Assets	$84,994	$124,508	$4,420,368	$4,629,870

Liabilities
VIE derivative liabilities, at fair value	$—	$66,519	$—	$66,519
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	3,928,818	3,928,818
Forward sale commitments, at fair value (2)		147		147
Total Liabilities	$—	$66,666	$3,928,818	$3,995,484
(1) Included in other assets on the Company’s unaudited condensed consolidated balance sheet.
(2) Included in other liabilities on the Company’s unaudited condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(In thousands)
March 31, 2016
Assets
VIE and other finance receivables, at fair value	$4,463,074	Discounted cash flow	Discount rate	2.63% - 12.26% (3.90%)
Mortgage servicing rights, at fair value	30,164	Discounted cash flow	Discount rate	9.50% - 14.06% (10.25%)
			Prepayment speed	8.85% - 22.11% (10.28%)
			Cost of servicing	$65 - $90 ($74)
Interest rate lock commitments, at fair value	10,539	Internal model	Pull-through rate	32.99% - 100.00% (70.79%)
Total Assets	$4,503,777

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,016,993	Discounted cash flow	Discount rate	1.24% - 12.26% (3.46%)
Total Liabilities	$4,016,993

December 31, 2015
Assets
VIE and other finance receivables, at fair value	$4,386,147	Discounted cash flow	Discount rate	3.33% - 12.30% (4.47%)
Mortgage servicing rights, at fair value	29,287	Discounted cash flow	Discount rate	9.54% - 14.06% (10.27%)
			Prepayment speed	8.24% - 20.56% (9.06%)
			Cost of servicing	$65 - $90 ($75)
Interest rate lock commitments, at fair value	4,934	Internal model	Pull-through rate	37.44% - 100.00% (74.91%)
Total Assets	$4,420,368

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	3,928,818	Discounted cash flow	Discount rate	1.69% - 12.30% (4.13%)
Total Liabilities	$3,928,818
     A significant unobservable input used in the fair value measurement of most of the Company’s assets and liabilities measured at fair value using unobservable inputs (Level 3) is the discount rate. Significant increases (decreases) in the discount rate used to estimate fair value in isolation would result in a significantly lower (higher) fair value measurement of the corresponding asset or liability. An additional significant unobservable input used in the fair value measurement of the mortgage servicing rights, at fair value, is prepayment speed. Significant increases (decreases) in the prepayment speed used to estimate the fair value of mortgage servicing rights in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cost of servicing used to estimate the fair value of mortgage servicing rights in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the pull-through rate used to estimate the fair value of IRLCs in isolation would result in a significantly higher (lower) fair value measurement.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015 were as follows:

	VIE and other finance receivables, at fair value	Mortgage Servicing Rights, at fair value	Interest Rate Lock Commitments, at fair value	Total
	(In thousands)
Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$4,420,368
Total gains (losses):
Included in earnings / losses	151,223	877	10,539	162,639
Realized gain (loss) on sale of finance receivable	21,660	—	—	21,660
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	71,994	—	—	71,994
Interest accreted	49,131	—	—	49,131
Payments received	(125,746)	—	—	(125,746)
Sale of finance receivables	(91,335)	—	—	(91,335)
Transfers to/from other balance sheet line items	—	—	(4,934)	(4,934)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of March 31, 2016	$4,463,074	$30,164	$10,539	$4,503,777
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
March 31, 2016	$151,223	$877	$10,539	$162,639

Balance as of December 31, 2014	$4,523,835	$—	$—	$4,523,835
Total gains (losses):
Included in earnings / losses	36,449	—	—	36,449
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	100,446	—	—	100,446
Interest accreted	39,284	—	—	39,284
Payments received	(117,306)	—	—	(117,306)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of March 31, 2015	$4,582,708	$—	$—	$4,582,708
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
March 31, 2015	$36,449	$—	$—	$36,449

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2015	$3,928,818
Net (gains) losses:
Included in earnings / losses	172,592
Issuances	2,275
Interest accreted	(5,281)
Repayments	(81,411)
Transfers in and/or out of Level 3	—
Balance as of March 31, 2016	$4,016,993
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
March 31, 2016	$172,592

Balance as of December 31, 2014	$4,031,864
Net (gains) losses:
Included in earnings / losses	(8,293)
Issuances	216,955
Interest accreted	(13,098)
Repayments	(83,177)
Transfers in and/or out of Level 3	—
Balance as of March 31, 2015	$4,144,251
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
March 31, 2015	$(7,700)

Realized and unrealized gains and losses included in revenues in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 are reported in the following revenue categories:

	VIE and other finance receivables and long- term debt, at fair value	Mortgage servicing rights, at fair value	Interest Rate Lock Commitments, at fair value
	(In thousands)
Net gains included in revenues for the three months ended March 31, 2016	$291	$877	$10,539
Unrealized (losses) gains for the three months ended March 31, 2016 relating to assets and long-term debt still held as of March 31, 2016	$(21,369)	$877	$10,539
Net gains included in revenues for the three months ended March 31, 2015	$44,742	$—	$—
Unrealized gains for the three months ended March 31, 2015 relating to assets and long-term debt still held as of March 31, 2015	$44,149	$—	$—

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company discloses fair value information about financial instruments, whether or not recorded at fair value in the Company’s unaudited condensed consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company’s financial instruments, are as follows:

	March 31, 2016		December 31, 2015
	(In thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets:
VIE and other finance receivables, at fair value	$4,463,074	$4,463,074	$4,386,147	$4,386,147
VIE and other finance receivables, net of allowance for losses (1)	98,642	104,984	103,609	110,342
Other receivables, net of allowance for losses	16,755	16,755	16,285	16,285
Mortgage loans held for sale, at fair value	187,146	187,146	124,508	124,508
Mortgage servicing rights, at fair value	30,164	30,164	29,287	29,287
Marketable securities	79,414	79,414	84,994	84,994
Interest rate lock commitments, at fair value (2)	10,539	10,539	4,934	4,934
Financial liabilities:
Term loan payable (1)	265,625	440,930	325,558	440,181
VIE derivative liabilities, at fair value	72,363	72,363	66,519	66,519
VIE borrowings under revolving credit facilities and other similar borrowings (1)	40,341	38,191	53,737	48,828
Other borrowings under revolving credit facilities and other similar borrowings	181,526	181,526	122,243	122,243
VIE long-term debt (1)	193,389	198,133	194,211	199,363
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,016,993	4,016,993	3,928,818	3,928,818
Forward sale commitments, at fair value (3)	2,468	2,468	147	147
Installment obligations payable	79,414	79,414	84,994	84,994
(1) These represent financial instruments not recorded in the unaudited condensed consolidated balance sheets at fair value. Such financial instruments would be classified as Level 3 within the fair value hierarchy.
(2) Included in the Other assets on the Company's unaudited condensed consolidated balance sheets.
(3) Included in the Other liabilities on the Company's unaudited condensed consolidated balance sheets.
6. VIE and Other Finance Receivables, at Fair Value
The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 825, Financial Instruments (“ASC 825”).  Additionally, as a result of the Company including lottery winning finance receivables starting with its 2013-1 asset securitization, the Company also elected to fair value newly originated lottery winnings effective January 1, 2013. VIE and other finance receivables for which the fair value option was elected consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Maturity value	$6,773,874	$6,876,687
Unearned income	(2,310,800)	(2,490,540)
Net carrying amount	$4,463,074	$4,386,147

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Encumbrances on VIE and other finance receivables, at fair value were as follows:

Encumbrance	March 31, 2016	December 31, 2015
	(In thousands)
VIE securitization debt (2)	$4,304,267	$4,236,520
$100 million credit facility (JGW-S III)(1)	12,847	1,664
$300 million credit facility (JGW V)(1)	15,191	54,306
$300 million credit facility (JGW VII)(1)	20,350	—
$100 million permanent financing related to 2011-A (2)	87,156	83,968
Encumbered VIE finance receivables, at fair value	4,439,811	4,376,458
Not encumbered	23,263	9,689
Total VIE and other finance receivables, at fair value	$4,463,074	$4,386,147
(1) Refer to Note 11.
(2) Refer to Note 14.
As of March 31, 2016 and December 31, 2015, the residual cash flows from the Company’s finance receivables, at fair value, were pledged as collateral for the Residual Term Facility. Refer to Note 13 for additional information.
In February 2016, the Company completed a direct asset sale in which $151.5 million of total receivable balances (“TRB”) purchases was sold for $91.3 million. The Company recognized a $21.7 million gain, which is included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's unaudited condensed consolidated statement of operations.  No servicing asset or liability was recognized in connection with the direct asset sale.
The Company is engaged to service certain finance receivables it sold to third parties. Servicing fee revenue related to those receivables are included in servicing, broker, and other fees in the Company’s unaudited condensed consolidated statements of operations and were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Servicing fee income	$209	$212
7. VIE and Other Finance Receivables, net of Allowance for Losses
VIE and other finance receivables, net of allowance for losses consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Structured settlements and annuities	$70,507	$72,121
Less: unearned income	(44,476)	(45,825)
	26,031	26,296
Lottery winnings	68,535	70,589
Less: unearned income	(19,298)	(20,153)
	49,237	50,436
Pre-settlement funding transactions	40,310	44,299
Less: deferred revenue	(1,016)	(1,144)
	39,294	43,155
Attorney cost financing	732	821
Less: deferred revenue	—	—
	732	821
VIE and other finance receivables, gross	115,294	120,708
Less: allowance for losses	(10,310)	(10,366)
VIE and other finance receivables, net of allowances	$104,984	$110,342

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	March 31, 2016	December 31, 2015
	(In thousands)
VIE long-term debt (2)	$68,502	$69,691
$35.0 million pre-settlement credit facility (1)	22,016	25,401
$45.1 million long-term pre-settlement facility (2)	3,794	3,533
$2.5 million long-term facility (2)	1,222	1,249
Encumbered VIE finance receivables, net of allowances	95,534	99,874
Not encumbered	9,450	10,468
Total VIE and other finance receivables, net of allowances	$104,984	$110,342
(1) Refer to Note 11.
(2) Refer to Note 13.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

 Activity in the allowance for losses for VIE and other finance receivables is as follows:

	Structured Settlement and Annuity Purchasing	Lottery	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
Three Months Ended March 31, 2016
Allowance for losses:
Balance as of December 31, 2015	$(69)	$—	$(10,013)	$(284)	$(10,366)
Provision for loss	125	—	(1,022)	—	(897)
Charge-offs	—	—	1,078	—	1,078
Recoveries	(125)	—	—	—	(125)
Balance as of March 31, 2016	$(69)	$—	$(9,957)	$(284)	$(10,310)

Individually evaluated for impairment	$—	$—	$(2,028)	$(284)	$(2,312)
Collectively evaluated for impairment	(69)	—	(7,929)	—	(7,998)
Balance as of March 31, 2016	$(69)	$—	$(9,957)	$(284)	$(10,310)

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,962	$49,237	$71	$448	$75,718
Collectively evaluated for impairment	—	—	29,266	—	29,266
Balance as of March 31, 2016	$25,962	$49,237	$29,337	$448	$104,984

Three Months Ended March 31, 2015
Allowance for losses:
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)
Provision for loss	(26)	—	(1,313)	—	(1,339)
Charge-offs	30	—	1,036	—	1,066
Recoveries	(2)	—	—	—	(2)
Balance as of March 31, 2015	$(54)	$(3)	$(10,063)	$(283)	$(10,403)

Individually evaluated for impairment	$(54)	$(3)	$(2,858)	$—	$(2,915)
Collectively evaluated for impairment	—	—	(7,205)	(283)	(7,488)
Balance as of March 31, 2015	$(54)	$(3)	$(10,063)	$(283)	$(10,403)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,531	$56,259	$322	$—	$83,112
Collectively evaluated for impairment	—	—	45,735	920	46,655
Balance as of March 31, 2015	$26,531	$56,259	$46,057	$920	$129,767
Management makes estimates in determining the allowance for losses on finance receivables. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions and delinquency rates. Because the allowance for losses is dependent on general and other economic conditions beyond the Company’s control, it is possible that the estimate for the allowance for losses could differ materially from the currently reported amount in the near term.
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
Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of March 31, 2016, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $13.4 million and $0.4 million, respectively. As of December 31, 2015, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $12.2 million and $0.4 million, respectively.
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
The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	March 31, 2016	December 31, 2015
	(In thousands)
2009	$983	$1,229
2010	2,717	2,759
2011	5,375	5,597
2012	5,602	6,212
2013	6,320	6,772
2014	15,736	17,773
2015	3,577	3,957
2016	—	—
Total	$40,310	$44,299

Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing $10.0 million and $0.3 million, respectively, as of March 31, 2016, and $10.0 million and $0.3 million, respectively, as of December 31, 2015.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
March 31, 2016
Structured settlements and annuities	$5	$5	$114	$124	$25,907	$26,031	$—
Lottery winnings	8	99	113	220	49,017	49,237	—
Total	$13	$104	$227	$344	$74,924	$75,268	$—

December 31, 2015
Structured settlements and annuities	$9	$8	$481	$498	$25,729	$26,227	$—
Lottery winnings	3	3	206	212	50,224	50,436	—
Total	$12	$11	$687	$710	$75,953	$76,663	$—
Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.
8. Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Unpaid principal balance of mortgage loans held for sale	$179,508	$120,253
Fair value adjustment	7,638	4,255
Mortgage loans held for sale, at fair value	$187,146	$124,508
A reconciliation of the changes in mortgage loans held for sale, at fair value is presented in the following table:

Three Months Ended March 31, 2016
(In thousands)
Balance as of December 31, 2015	$124,508
Originations and purchases of mortgage loans held for sale, net of fees	574,662
Proceeds from sale of and principal payments on mortgage loans held for sale	(524,130)
Net change in fair value of mortgage loans held for sale	12,106
Balance as of March 31, 2016	$187,146
Included in mortgage loans held for sale, at fair value, are loans which were purchased out of Ginnie Mae pools when the Company is the named servicer. As the named servicer, the Company has the right to purchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days.
For the three months ended March 31, 2016, the Company purchased $6.4 million of mortgage loans from Ginnie Mae securitization pools with the intent to re-pool them into new Ginnie Mae securitizations or otherwise to sell to third-party investors.
The Company did not have any mortgage loans held for sale on non-accrual status as of March 31, 2016 or December 31, 2015.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Loan Servicing and Repurchase Reserve
Mortgage loans sold to investors by the Company which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. The Company has established a reserve for potential losses related to these representations and warranties. The Company has also established a reserve for potential losses related to impaired loans within its servicing portfolio. In assessing the adequacy of the reserve, the Company evaluates various factors including actual write-offs during the period, historical loss experience, known delinquent loans and GSE guidelines. Actual losses incurred are reflected as write-offs against the reserve liability. The loan servicing and repurchase reserve is included in other liabilities on the Company’s unaudited condensed consolidated balance sheets. The associated expense is included in the provision for losses in the unaudited condensed consolidated statements of operations.
The activity in the loan servicing and repurchase reserve was as follows:

Loan Indemnification Reserve
(In thousands)
Balance as of December 31, 2015	$2,575
Provision for loan servicing and repurchases	691
Write-offs, net	(564)
Balance as of March 31, 2016	$2,702
Due to the uncertainty in the various estimates with the loan servicing and repurchase reserve, there may be a range of losses in excess of the recorded loan servicing and repurchase reserve that is reasonably possible. The estimate of the range of possible loss does not represent a probable loss, and is based on current available information, significant judgment, and a number of assumptions that are subject to change.
9. Mortgage Servicing Rights, at Fair Value
The activity of MSRs was as follows:

MSRs
(In thousands)
Balance as of December 31, 2015	$29,287
Additions due to loans sold, servicing retained	2,511
Reductions due to loan payoffs and foreclosures	(680)
Fair value adjustment	(954)
Balance as of March 31, 2016	$30,164
The unpaid principal balance of mortgage loans serviced was $3.2 billion as of March 31, 2016 and $3.0 billion as of December 31, 2015. Conforming conventional loans serviced by the Company are sold to Fannie Mae on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae, and not the Company. Similarly, the government loans serviced by the Company are secured through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA or other GSEs.
The key assumptions used in determining the fair value of the Company's MSRs were as follows:

	March 31, 2016	December 31, 2015
Range (Weighted Average)
Discount rates	9.50% - 14.06% (10.25%)	9.54% - 14.06% (10.27%)
Prepayment speed	8.85% - 22.11% (10.28%)	8.24% - 20.56% (9.06%)
Cost of servicing	$65 - $90 ($74)	$65 - $90 ($75)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values are as follows:

	March 31, 2016	December 31, 2015
Discount rate:
Effect on value - 100 basis points adverse change	$(1,055)	$(1,082)
Effect on value - 200 basis points adverse change	$(2,039)	$(2,088)
Prepayment speeds:
Effect on value - 5% adverse change	$(603)	$(542)
Effect on value - 10% adverse change	$(1,213)	$(1,085)
Cost of servicing:
Effect on value - 5% adverse change	$(230)	$(232)
Effect on value - 10% adverse change	$(461)	$(463)
These sensitivities are hypothetical and should be used with caution. As the table demonstrates, the Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, actual prepayment experience may differ and any difference may have a material effect on the fair value of MSRs. Changes in fair value resulting from changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; however, changes in one factor may be associated with changes in another (for example, decreases in market interest rates may indicate higher prepayments; however, this may be partially offset by lower prepayment due to other factors such as a borrower's diminished opportunity to refinance), which may magnify or counteract the sensitivities. Thus, any measurement of the fair value of MSRs is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.
10. Term Loan Payable
The Company has a senior secured credit facility (the “Credit Facility”) that consists of a term loan (the “Term Loan”) with an outstanding principal balance of $449.5 million as of March 31, 2016 and December 31, 2015, and a $20.0 million revolving commitment. There are no principal payments due on the Term Loan until its maturity in February 2019 and the revolving commitment matures in August 2017. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility.
At each interest reset date, the Company has the option to elect that the Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the Term Loan accrues at either Libor or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of March 31, 2016, the interest rate on the Term Loan was 7.00%, as it is currently a Eurodollar loan. The revolving commitment has the same interest rate terms as the Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.
The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. Had the leverage ratio requirement been applicable as of March 31, 2016 or December 31, 2015, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including incurring additional indebtedness and liens, making investments, transacting with affiliates, disposing of assets, and various other activities.
In addition, the Credit Facility limits, with certain exceptions, certain of the Company’s subsidiaries from paying cash dividends and making loans to the Company, the calculation of which is performed annually as of the end of each fiscal year.
Interest expense relating to the Term Loan for the three months ended March 31, 2016 and 2015 was approximately $10.1 million and $10.0 million, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

11. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
VIE borrowings under revolving credit facilities and other similar borrowings on the unaudited condensed consolidated balance sheets consist of the following as of:

	Entity	March 31, 2016	December 31, 2015
		(In thousands)
$100 million variable funding note facility with interest payable monthly (6.5% as of March 31, 2016 and December 31, 2015), collateralized by JGW-S III, LLC ("JGW-S III") structured settlements receivables, 2-year revolving period with 18 months amortization period thereafter upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. JGW-S III is charged monthly an unused fee (0.75% as of March 31, 2016 and December 31, 2015) per annum for the undrawn balance of its line of credit.	JGW-S III	$8,151	$1,024
$300 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate is 3.0% plus either the LIBOR or the Commercial Paper rate depending on the lender (3.44% and 3.72% at March 31, 2016 and 3.24% and 3.52% at December 31, 2015). Tranche B rate is 5.5% plus LIBOR (5.94% as of March 31, 2016 and 5.74% at December 31, 2015). The facility matures on July 24, 2016 and is collateralized by JGW V, LLC's (“JGW V”) structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	9,656	38,153
$300 million credit facility, interest payable monthly at 2.75% plus an applicable margin (3.59% as of March 31, 2016 and 3.22% at December 31, 2015), maturing on November 15, 2016, collateralized by JGW VII, LLC's (“JGW VII”) structured settlements, annuity and lottery receivables. JGW VII is charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit. (1)	JGW VII	15,037	—
Term advance facility, consisting of a single class requiring minimum principal payments with interest payable monthly at the lender's "prime rate" plus 1.00%, subject to a floor of 4.50% (4.50% at March 31, 2016 and December 31, 2015). The facility is collateralized by certain pre-settlement receivables. The facility terminates on December 31, 2017.	Peach One	5,347	9,651
Total VIE borrowings under revolving credit facilities and other similar borrowings		$38,191	$48,828

(1) On April 28, 2016, the Company modified the terms of the agreement effective May 2, 2016 which decreased the availability from $300.0 million to $100.0 million.
In January 2016, the Company terminated a $50.0 million credit facility which had no outstanding balance as of December 31, 2015. The facility had an original maturity date of October 2, 2016 and was collateralized by JGW IV, LLC structured settlement and annuity receivables. Interest was payable monthly at the rate of LIBOR plus an applicable margin (3.49% at December 31, 2015) and there was an unused fee of 0.50% per annum for the undrawn balance of this line of credit. No fees were paid to terminate this facility. The Company expensed $0.5 million of unamortized debt issuance costs during the three months ended March 31, 2016 in connection with the termination of the credit facility, which was included in interest expense in the Company's unaudited condensed consolidated financial statements.
Interest expense, including unused fees, for the three months ended March 31, 2016 and 2015 related to VIE borrowings under revolving credit facilities and other borrowings was $1.9 million and $2.4 million, respectively.
The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of March 31, 2016 and December 31, 2015 was 4.37% and 4.15%, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

12. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
Lines of Credit
The Company had the following lines of credit with various financial institutions, which are primarily used for funding of mortgage loans held for sale:

	March 31, 2016	December 31, 2015
	(In thousands)
$50 million warehouse line of credit maturing on April 11, 2016 with an interest rate of LIBOR plus 2.25%, subject to a floor of 2.50% (2.69% as of March 31, 2016 and 2.68% as of December 31, 2015) and a non-usage fee of 0.25%. (1)	$41,486	$32,611
$20 million warehouse line of credit maturing on July 6, 2016 with an interest rate of LIBOR plus 2.25%, subject to a floor of 2.50% (2.69% as of March 31, 2016 and 2.68% as of December 31, 2015). (2)	15,003	9,414
$25 million warehouse line of credit maturing on July 31, 2016 with an interest rate of LIBOR plus 2.00%, subject to a floor of 3.50% (3.50% as of March 31, 2016 and December 31, 2015) and a non-usage fee of 0.25%. (3)	16,393	16,031
$45 million warehouse line of credit maturing on September 1, 2016 with an interest rate of LIBOR plus 2.25% (2.69% as of March 31, 2016 and 2.68% as of December 31, 2015). (2)	38,909	26,657
$95 million warehouse line of credit maturing on February 10, 2017 with an interest rate of LIBOR plus 2.25%, subject to a floor of 2.50% (2.69% as of March 31, 2016 and 2.68% as of December 31, 2015) and a non-usage fee of 0.25%.	65,735	33,530
$6 million operating line of credit maturing July 6, 2016 with an interest rate of Prime plus 0.50%, subject to a floor of 5.00% (5.00% as of March 31, 2016 and December 31, 2015) and a non-usage fee of 0.50%.	4,000	4,000
Total other borrowings under revolving credit facilities and other similar borrowings	$181,526	$122,243
(1) On April 7, 2016, the Company modified the terms of the facility agreement and extended the maturity through July 10, 2016 with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.40%.
(2) These facilities do not incur non-usage fees.
(3) On April 19, 2016, the Company modified the terms of the facility agreement and increased the availability from $25.0 million to $40.0 million with an interest rate of LIBOR plus 2.60%, subject to a floor of 3.10%.
Interest expense, including unused fees, for the three months ended March 31, 2016 related to other borrowings under revolving credit facilities was $0.8 million. The weighted average interest rate on outstanding other borrowings under revolving credit facilities for the three months ended March 31, 2016 was 2.53%.
As of March 31, 2016, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of March 31, 2016. Additionally, as of March 31, 2016, the Company had pledged MSRs as collateral under the above operating line of credit.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

13. VIE Long-Term Debt
The VIE long-term debt consisted of the following as of:

	March 31, 2016	December 31, 2015
	(In thousands)
PLMT Permanent Facility	$40,559	$41,265
Residual Term Facility	130,567	130,832
Long-Term Pre-settlement Facility	6,463	6,590
2012-A Facility	914	944
LCSS Facility (2010-C)	12,471	12,573
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$198,133	$199,363

PLMT Permanent Facility
The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The interest rates on this loan were 1.69% and 1.68% at March 31, 2016 and December 31, 2015, respectively. The loan matures on October 30, 2040.
The debt agreement with the counterparty requires Peachtree Lottery Master Trust (“PLMT”) to hedge the notional amount of the debt with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value, on the unaudited condensed consolidated balance sheets.
Residual Term Facility
The Company has a $133.0 million Residual Term Facility (the "Residual Term Facility"). The Residual Term Facility is collateralized by the cash flows from residual interests related to certain securitizations. Interest accrues on the notes at a rate of 7.25% per annum with interest and principal payable monthly from cash flows from these collateralized residual interests. The Residual Term Facility matures on May 15, 2021.
Long-Term Pre-settlement Facility
In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions, of which, $6.5 million and $6.6 million principal amount remains outstanding as of March 31, 2016 and December 31, 2015, respectively. Interest accrues on the notes at a rate of 9.25% per annum with interest and principal payable monthly from the cash receipts of collateralized pre-settlement funding transactions. The notes mature on June 6, 2016.
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
Long-Term Debt for Life Contingent Structured Settlements (2010-C & 2010-D)
Long-Term Debt (2010-C)
In November 2010, the Company issued a private asset class securitization note (“2010-C”) registered under Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”). The 2010-C bond issuance of $12.9 million is collateralized by life-contingent structured settlements. 2010-C accrues interest at 10% per annum and matures on March 15, 2039.
The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.
Long-Term Debt (2010-D)
In December 2010, the Company paid $0.2 million to purchase the membership interests of LCSS, LLC from JLL Partners, Inc. LCSS, LLC owns 100% of the membership interests of LCSS II, LLC, which owns 100% of the membership interests of LCSS III, LLC (“LCSS III”). In November 2010, LCSS III issued $7.2 million long-term debt (“2010-D”) collateralized by life-contingent structured settlements. 2010-D accrues interest at 10% per annum and matures on July 15, 2040.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.
Interest expense for the three months ended March 31, 2016 and 2015 related to VIE long-term debt was $4.4 million and $4.0 million, respectively.
14. VIE Long-Term Debt Issued by Securitization and Permanent Financing Trusts, at Fair Value
Securitization Debt
The Company elected fair value option under ASC 825 to measure the securitization issuer debt and related finance receivables. The Company has determined that measurement of the securitization debt issued by special purpose entities ("SPEs") at fair value better correlates with the value of the finance receivables held by SPEs, which are held to provide the cash flows for the note obligations. Debt issued by SPEs is non-recourse to other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated upon consolidation. In addition, the risk to the Company’s non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts, and the repurchase of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts.
During the three months ended March 31, 2016, the Company did not complete any asset securitization transactions that were registered under Rule 144A. During the three months ended March 31, 2015, the Company completed one asset securitization transaction that was registered under Rule 144A. The following table summarizes this securitization transaction:

2015-1

Issue date	3/31/2015
Bond proceeds (in millions)	$214.0
Receivables securitized	3,422
Deal discount rate	3.64%
Retained interest %	5.50%
Class allocation (Moody’s)
Aaa	85.25%
Baa2	9.25%

The following table summarizes notes issued by securitization trusts and permanent financing trusts for which the Company has elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, in the Company’s unaudited condensed consolidated balance sheets:

	Outstanding Principal as of March 31, 2016	Outstanding Principal as of December 31, 2015	Fair Value as of March 31, 2016	Fair Value as of December 31, 2015
	(In thousands)
Securitization trusts	$3,563,642	$3,637,231	$3,771,897	$3,688,639
Permanent financing VIEs	245,344	250,895	245,096	240,179
Total VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$3,808,986	$3,888,126	$4,016,993	$3,928,818
Interest expense for the three months ended March 31, 2016 and 2015 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $41.4 million and $32.4 million, respectively.
In connection with its 2015-1 securitization, the Company repaid in February 2015 approximately $6.9 million of long term debt issued by Structured Receivables Finance # 1, LLC and recorded a gain on debt extinguishment of approximately $0.6 million, which was included in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's unaudited condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

15. Derivative Financial Instruments
Interest Rate Swaps
The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities and other similar borrowings. Hedge accounting has not been applied to any of the Company’s interest rate swaps.
As of March 31, 2016, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the three months ended March 31, 2016 and 2015, and in connection with its securitizations and direct asset sales, the Company terminated interest rate swaps with notional values of $54.1 million and $18.7 million, respectively. The total loss on the termination of these interest rate swaps for the three months ended March 31, 2016 and 2015, was $1.3 million and $0.3 million, respectively. The unrealized loss for these swaps for the three months ended March 31, 2016 and 2015 was $0.1 million and $0, respectively. The realized and unrealized losses associated with these interest rate swaps were recorded in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.
The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its VIE long-term debt issued by securitization and permanent financing trusts. As of March 31, 2016, the Company had 8 outstanding swaps with a total notional amount of approximately $181.3 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR plus applicable margin.
These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of March 31, 2016, the term of these interest rate swaps range from approximately 6 to 20 years. For the three months ended March 31, 2016 and 2015, the amount of unrealized loss recognized was $2.5 million and $1.3 million, respectively. These losses were recorded in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.
Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC (“PSS”), a permanent financing VIE, and PLMT.  As of March 31, 2016, the Company had 142 outstanding swaps with a total notional amount of $193.7 million. The Company pays fixed rates ranging from 4.80% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.
The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of March 31, 2016, the term of the interest rate swaps for PSS and PLMT range from less than 1 month to approximately 18 years. During the three months ended March 31, 2016 the Company terminated an interest rate swap with a notional value of $13.8 million and recorded a loss on the termination of $3.1 million. During the three months ended March 31, 2015 the Company did not terminate any interest rate swaps. For the three months ended March 31, 2016 and 2015, the amount of unrealized loss recognized was $3.2 million and $3.3 million, respectively. These losses were recorded in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company’s unaudited condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The notional amounts and fair values of interest rate swaps were as follows:

Entity	Securitization	Notional as of March 31, 2016	Fair Value as of March 31, 2016	Notional as of December 31, 2015	Fair Value as of December 31, 2015

		(In thousands)
321 Henderson I, LLC	2004-A A-1	$24,192	$(2,564)	$25,859	$(2,382)
321 Henderson I, LLC	2005-1 A-1	45,234	(6,695)	47,963	(6,186)
321 Henderson II, LLC	2006-1 A-1	10,061	(1,124)	10,694	(1,091)
322 Henderson II, LLC	2006-2 A-1	14,076	(2,392)	15,058	(2,239)
323 Henderson II, LLC	2006-3 A-1	14,659	(2,082)	15,798	(1,951)
324 Henderson II, LLC	2006-4 A-1	14,261	(1,542)	15,166	(1,489)
325 Henderson II, LLC	2007-1 A-2	26,003	(5,554)	26,887	(4,949)
326 Henderson II, LLC	2007-2 A-3	32,797	(8,969)	33,461	(8,085)
JGW V, LLC	—	—	—	31,857	59
PSS	—	146,123	(31,671)	162,546	(29,486)
PLMT	—	47,547	(9,770)	48,587	(8,720)
Total		$374,953	$(72,363)	$433,876	$(66,519)
Interest Rate Lock Commitments and Forward Sale Commitments
The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected in the unaudited condensed consolidated balance sheets at fair value with changes in fair value recognized in the realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in the unaudited condensed consolidated statements of operations. The fair value of the IRLCs are measured based on the value of the underlying mortgage loan, quoted Government Sponsored Enterprise MBS prices, estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees.
The Company manages the interest rate price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative loan instruments such as forward sales commitments and mandatory delivery commitments. Management expects these derivatives will experience changes in fair value opposite to changes in the fair value of the derivative loan commitments and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (IRLCs) and mortgage loans held for sale it wants to economically hedge.
The notional amounts and fair values associated with IRLCs and forward sale commitments were as follows:

	March 31, 2016		December 31, 2015
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(In thousands)
Derivative Assets:
Interest rate lock commitments	$10,539	$428,238	$4,934	$222,512
Total	$10,539	$428,238	$4,934	$222,512

Derivative Liabilities:
Forward sale commitments	$2,468	$367,500	$147	$248,500
Total	$2,468	$367,500	$147	$248,500
The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties in derivative financial instruments that the Company uses in its interest rate risk management activities. The Company manages this credit risk by selecting only counterparties that the Company believes to be financially strong, by spreading the risk among multiple

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with counterparties, as appropriate.
16. Income Taxes
The Corporation is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of JGW LLC’s pre-tax income. JGW LLC is organized as a limited liability company which is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes. As a result, the Company's unaudited condensed consolidated financial statements do not reflect a benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interests in JGW LLC.
The Company’s overall effective tax rate was 15.9% for the three months ended March 31, 2016, as compared to an overall effective rate of 36.6% for the three months ended March 31, 2015. The effective tax rate for the Corporation for the three months ended March 31, 2016 and 2015 was 28.6% and 69.8%, respectively. The effective tax rate for JGW LLC for the three months ended March 31, 2016 and 2015 was 0.8% and 1.1%, respectively.
The decrease in the Company's and the Corporation's effective tax rates was primarily the result of: (i) the Company reported a $41.7 million pre-tax loss for the three months ended March 31, 2016 compared to $8.6 million in pre-tax loss for the three months ended March 31, 2015; (ii) the differences in the projected book and taxable income for the respective years as of the balance sheet dates; (iii) the impact of permanent differences between book and taxable income; and (iv) a greater share of the Company’s pre-tax book income (loss) is attributable to separate subsidiary entities that are taxed as corporations, of which most record a full valuation allowance. The difference in effective tax rates between the two legal entities is because JGW LLC is treated as a “flow-through” entity for income tax purposes and therefore is not subject to income taxes.
17. Stockholders’ Equity
On November 14, 2013, the Corporation consummated an initial public offering ("IPO") and amended and restated its certificate of incorporation to provide for, among other things, the authorization of 500,000,000 shares of Class A common stock (the "Class A common stock"), par value $0.00001 per share, 500,000,000 shares of Class B common stock (the "Class B common stock"), par value $0.00001 per share, 500,000,000 shares of Class C "non-voting" common stock, par value $0.00001 per share (the "Class C common stock"), and 100,000,000 shares of blank check preferred stock. Also concurrent with the consummation of the Corporation's IPO, JGW LLC merged with and into a newly formed subsidiary of the Corporation.
As of March 31, 2016, there were 16,270,113 shares of Class A common stock issued and 15,728,041 shares outstanding. Additionally, there were 8,715,029 shares of Class B common stock issued and outstanding as of March 31, 2016. There were no shares of Class C common stock issued or outstanding as of March 31, 2016.
Repurchases of Class A Common Stock
On May 2, 2014, the Company’s Board of Directors approved the repurchase of an aggregate of $15.0 million of Class A common stock (the “Stock Repurchase Program”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  Purchases under the Stock Repurchase Program were to be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws. The Stock Repurchase Program did not obligate the Company to acquire any particular amount of Class A common stock and the pace of repurchase activity depended on factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, repayment of debt, current stock price, market conditions and other factors. The Stock Repurchase Program could be suspended, modified or discontinued at any time and had no set expiration date.
Since the inception of the Stock Repurchase Program and through December 31, 2015, the Company had repurchased 1,546,017 shares of Class A common stock for an aggregate purchase price of $15.0 million. As of December 31, 2015, the Company had repurchased the maximum amount of shares authorized by the Board of Directors.
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
Class B Common Stock
Shares of Class B common stock will only be issued in the future to the extent that additional common membership interests in JGW LLC (the "Common Interests", and the holders of such Common Interests, the "Common Interestholders") are issued by JGW LLC, in which case the Company would issue a corresponding number of shares of Class B common stock.
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
Class C Common Stock
Holders of Class C common stock are generally not entitled to vote on any matters. Holders of Class C common stock are entitled to share ratably (based on the number of shares of Class C common stock held) if and when any dividend is declared by the Company’s board of directors. Upon dissolution, liquidation or winding up, holders of Class C common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders (except the de minimis par value of the Class B common stock), and do not have preemptive rights to purchase additional shares of Class C common stock.
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
Preferred Stock
The Company’s certificate of incorporation provides that the board of directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of March 31, 2016 and December 31, 2015.
Warrants Issued to PGHI Corp.
In connection with the IPO and restructuring, the Class C profits interests of JGW LLC held by PGHI Corp. were canceled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests of JGW LLC entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. No warrants were exercised during the three months ended March 31, 2016 or 2015.
JGW LLC Operating Agreement
Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the three months ended March 31, 2016, 193,669 Common

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 193,669 shares of the Class A common stock pursuant to the operating agreement. There were no such exchanges during the three months ended March 31, 2015.
Amounts Reclassified Out of Accumulated Other Comprehensive Income
During the three months ended March 31, 2016 and 2015, there were no reclassifications out of accumulated other comprehensive income.
18.  Non-Controlling Interests
The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the quarter ending March 31, 2016 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total

Balance as of December 31, 2015	15,534,372	13,269,321	28,803,693
Common interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock	193,669	(193,669)	—
Balance as of March 31, 2016	15,728,041	13,075,652	28,803,693
The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.
19. Commitments and Contingencies
Arrangements
The Company had an arrangement (the “Arrangement”) with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the “Borrowing Agreement”) with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of March 31, 2016 and December 31, 2015, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $10.4 million and $10.2 million, respectively, and is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses, in the Company’s unaudited condensed consolidated balance sheets.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In connection with the IPO, the Corporation entered into a tax receivable agreement (“TRA”) with Common Interestholders who held in excess of approximately 1% of the Common Interests outstanding immediately prior to the IPO. The TRA requires the Company to pay those Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in any tax year from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests for shares of Class A or Class C common stock (or cash). The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to the Corporation for operations and to make future distributions to holders of Class A common stock.
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
The exchange of Common Interests for shares of Class A common stock in 2014 resulted in a $207.0 million increase in the Corporation’s share of the tax basis of JGW LLC’s assets, which created current and future income tax deductions for the Corporation. The increase in tax basis, however, did not result in an income tax cash savings for the year ended December 31, 2014, because the Corporation would not have been a tax payer in the absence of such tax basis increase. Consequently, there is no liability associated with the 2014 exchanges pursuant to the TRA. The Corporation will compute any tax liability for similar exchanges in 2015 in conjunction with the preparation of its 2015 Federal tax returns. The Corporation, however, does not expect to have any tax liability associated with the 2015 tax year and will not benefit from income tax cash savings related to basis adjustments associated with the 2015 exchanges pursuant to the tax receivable agreement.
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
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change, and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $428.2 million as of March 31, 2016.
20. Share-based Compensation
Under the Company’s 2013 Omnibus Incentive Plan (the “Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of March 31, 2016, 1.3 million shares of unissued Class A common stock were available for granting under this plan.
As of March 31, 2016, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees and restricted stock shares to independent directors under the Plan. The Company recognizes compensation cost net of a forfeiture rate in compensation and benefits expense in the unaudited condensed consolidated statement of operations for only those awards expected to vest. The Company estimates the forfeiture rate based on historical experience taking into account its expectations about future forfeitures.
Stock Options
Options were granted to purchase Class A common stock at exercise prices equal to the fair value on the date of grant, have a contractual term of ten years and vest generally in equal annual installments over a five year period following the date of grant, subject to the holder's continued employment with the Company through the applicable vesting date.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of stock option awards was estimated using the Black-Scholes valuation model with the following assumptions and weighted average fair values:

Three Months Ended March 31, 2016
Weighted average fair value of grant	$0.62
Risk-free interest rate	1.78%
Expected volatility	40.8%
Expected life of options in years	6.5
Expected dividend yield	—
The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the three months ended March 31, 2016 and 2015, the Company recognized $0.3 million and $0.3 million of share-based compensation expense in connection with the stock options issued under the Plan, respectively.
A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2015	1,363,378	$11.00	8.45	$—
Granted	22,500	1.43
Exercised	—	—
Forfeited	(55,689)	10.53
Expired	(32,440)	12.59
Outstanding as of March 31, 2016	1,297,749	$10.81	8.38	$—
Outstanding, vested and expected to vest as of March 31, 2016	1,257,141	10.83	8.37	—
Vested as of March 31, 2016	282,467	11.27	8.11	—
During the three months ended March 31, 2016 and 2015, stock options representing the right to acquire 44,500 and 73,571 shares vested with an aggregate grant date fair value of $0.2 million and $0.1 million, respectively.
The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on March 31, 2016. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. As of March 31, 2016, $4.2 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 3.39 years.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
A summary of performance-based restricted stock units for the three months ended March 31, 2016 is as follows:

	Performance- Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	191,250	$9.48
Granted	11,250	1.43
Vested	—	—
Forfeited	(26,250)	10.10
Outstanding as of March 31, 2016	176,250	$8.88
Outstanding and expected to vest as of March 31, 2016	—	—
Each performance-based restricted stock unit will vest into 0 to 1.5 shares of Class A common stock depending to the degree to which the performance goals are met. Compensation expense resulting from these awards is: (i) recognized ratably from the date of the grant until the date the restrictions lapse; (ii) based on the trading price of the Class A common stock on the date of grant; and (iii) based on the probability of achievement of the specific performance-based goals.
During 2015, management concluded it was no longer probable that the performance goals associated with the performance-based restricted stock units granted in 2014 and 2015 would be met. Consequently, the Company did not recognize share-based compensation expense during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company recognized less than $0.1 million of compensation expense in connection with the performance-based restricted stock units.
As of March 31, 2016, there was $0.9 million of total unrecognized compensation cost relating to outstanding performance-based restricted stock units.
None of the performance-based restricted stock units had vested as of March 31, 2016.
Restricted Stock
 A summary of restricted stock activity for the three months ended March 31, 2016 is as follows:

	Restricted Stock Shares	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	66,038	$2.12
Granted	—	—
Vested	—	—
Outstanding as of March 31, 2016	66,038	$2.12
Restricted stock granted to independent directors under the Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. There was no restricted stock granted during the three months ended March 31, 2016. The aggregate grant date fair value of the restricted stock granted during the three months ended March 31, 2015 was $0.1 million. As of March  31, 2016, there was $0.1 million of total unrecognized compensation cost relating to outstanding restricted stock that is expected to be recognized over a weighted average period of 0.63 years.
The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During the three months ended March 31, 2016 and 2015, the Company recognized less than $0.1 million of share based compensation expense in connection with the restricted stock.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Unvested Restricted Common Interests in JGW LLC
The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the three months ended March 31, 2016:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	27,777	$6.30
Vested in period	—	—
Forfeited	—	—
Outstanding as of March 31, 2016	27,777	$6.30
Outstanding and expected to vest as of March 31, 2016	27,720	$6.29
As of March 31, 2016, there was $0.1 million of unrecognized compensation cost related to outstanding unvested Restricted Common Interests that is expected to be recognized over a weighted average period of 1.65 years. Total share-based compensation expense recognized for the three months ended March 31, 2016 and 2015 related to the Restricted Common Interests was less than $0.1 million and $0.1 million, respectively.
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
In connection with the IPO, Class C profit interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock. For the three months ended March 31, 2016 and 2015, these warrants were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method.
During the three months ended March 31, 2016 and 2015, 1,335,924 and 1,344,958 weighted-average stock options outstanding, respectively, were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method. During the three months ended March 31, 2016 and 2015, 191,082 and 125,395 weighted-average performance-based restricted stock units, respectively, were antidilutive and, therefore excluded from the computation of diluted earnings (loss) per common share.
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
In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net loss attributable to holders of Class A common stock would decrease due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 13,135,132 and 14,167,045 weighted average Common Interests and vested Restricted Common Interests outstanding and the 27,777 and 154,482 weighted average unvested Restricted Common Interests outstanding three months ended March 31, 2016 and 2015, respectively, were antidilutive and excluded from the computation of diluted loss per common share.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(16,087)	$(1,345)
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—
JGW LLC unvested Restricted Common Interests	—	—
Numerator for diluted EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(16,087)	$(1,345)
Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	15,574,746	14,271,842
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Restricted common stock and performance-based restricted stock units	—	—
JGW LLC Common Interests and vested Restricted Common Interests	—	—
JGW LLC unvested Restricted Common Interests	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	15,574,746	14,271,842

Basic loss per share of Class A common stock	$(1.03)	$(0.09)
Diluted loss per share of Class A common stock	$(1.03)	$(0.09)
22. Business Segments
The Company's business segments are determined based on products and services offered, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management. The Company has identified the following two reportable segments: (i) Structured Settlement Payments and (ii) Home Lending.
The Company's Chief Operating Decision Maker evaluates our reportable segments using two metrics for purposes of making decisions about allocating resources to the segments of the Company and assessing their performance. The Company uses both U.S. GAAP and Adjusted Net Income (“ANI”) as measures of results from operations, which the Company defines as its net income (loss) under U.S. GAAP before non-cash compensation expenses, certain other expenses, provision for or benefit from income taxes and, for the Structured Settlement Payments segment, the amounts related to the consolidation of the securitization and permanent financing trusts the Company uses to finance its business. The Company uses ANI to measure its segment performance because it believes it represents a better measure of its core operating performance, as the operations of these variable interest entities do not impact business performance. In addition, the add-backs described above are consistent with adjustments permitted under the Company's Term Loan agreement.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Selected financial data for each reportable segment of the Company was as follows:

	Structured Settlement Payments	Home Lending	Consolidated
	(In thousands)
Three Months Ended March 31, 2016
Total revenues	$44,699	$21,878	$66,577
Net (loss) income before income taxes	(47,161)	5,472	(41,689)
Total assets	4,843,028	318,100	5,161,128

Three Months Ended March 31, 2015
Total revenues	$86,830	—	$86,830
Net income before income taxes	(8,615)	—	(8,615)
Total assets	5,311,093	—	5,311,093

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
Overview
We are a diversified financial services company that specializes in providing solutions to consumers in need of cash. Our direct-to-consumer businesses use the internet, television, direct mailing and other channels to offer a variety of solutions including structured settlement payment purchasing, mortgage origination (both purchase and refinancing), prepaid cards and access to personal lending. We warehouse, securitize, sell or otherwise finance the financial assets that we purchase in transactions that are structured to ultimately generate cash proceeds to us that exceed the purchase price we paid for those assets.
We currently operate our business through two business segments: (i) Structured Settlement Payments and (ii) Home Lending. Our Structured Settlement Payments segment provides liquidity to customers by purchasing structured settlement, annuity and lottery payment streams. Our Structured Settlement Payments segment also includes corporate activities as well as prepaid card solutions and our provision of access to personal lending, both of which were in the nascent stage of development as of March 31, 2016. Our Home Lending segment specializes in originating, selling and servicing residential mortgage loans.
Consolidated Financial Highlights

	Three Months Ended March 31,
			2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Total revenues	$66,577	$86,830	$(20,253)	(23.3)%
Total expenses	108,266	95,445	12,821	13.4
Net loss before income taxes	(41,689)	(8,615)	(33,074)	383.9
Benefit for income taxes	(6,639)	(3,155)	(3,484)	110.4
Net loss	(35,050)	(5,460)	(29,590)	541.9
Less net loss attributable to non-controlling interests	(18,963)	(4,115)	(14,848)	360.8
Net loss attributable to The J.G. Wentworth Company	$(16,087)	$(1,345)	$(14,742)	1,096.1%

Total TRB purchases	$203,684	$260,831	$(57,147)	(21.9)%
Interest rate locks - volume	$1,077,097	—	$1,077,097	N/A
Loans closed - volume	$568,302	—	$568,302	N/A
The change in our net loss before income taxes was principally due to a $38.5 million increase in pre-tax loss from our Structured Settlement Payments segment that was the result of a $49.6 million decrease in realized and unrealized gains on VIE and other finance receivables, long term debt and derivatives driven by: (a) an unfavorable movement in the fair value interest rate used to value our residual interest cash flows, (b) lower TRB purchases, and (c) an unfavorable change in the fair value interest rate used to value our unsecuritized receivables. This decline was partially offset by an $8.6 million increase in interest income primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized assets. The increase in the Structured Settlement Payments segment's pre-tax loss was partially offset by the $5.5 million in pre-tax income generated by our Home Lending segment which we acquired on July 31, 2015. Home Lending's pre-tax profit was driven by the segment's $1,077 million in interest rate lock volume fueled in part by the decline in mortgage rates during the three months ended March 31, 2016.
We recorded a consolidated income tax benefit during the three months ended March 31, 2016 of $6.6 million compared to a benefit of $3.2 million for the three months ended March 31, 2015. The Company’s overall effective tax rate was 15.9% for the three months ended March 31, 2016, as compared to an overall effective rate of 36.6% for the three months ended March 31, 2015.

The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $19.0 million net loss attributable to the non-controlling interests for the three months ended March 31, 2016 represents the non-controlling interests' 45.7% weighted average economic interest in JGW LLC's net loss for the three months ended March 31, 2016. The $4.1 million net loss attributable to the non-controlling interests for the three months ended March 31, 2015 represents the non-controlling interests' 50.1% weighted average economic interest in JGW LLC's net income for the three months ended March 31, 2015.
Regulatory Developments
We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business as set forth more fully under “Part 1, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in those federal, state and local regulations during the three months ended March 31, 2016.
Structured Settlement Payments
Results of Operations
The table below presents the results of operations for our Structured Settlement Payments segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$53,002	$44,392	$8,610	19.4%
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives	(9,857)	39,739	(49,596)	(124.8)
Servicing, broker, and other fees	1,417	869	548	63.1
Realized and unrealized gains on marketable securities, net	137	1,830	(1,693)	(92.5)
Total Revenues	$44,699	$86,830	$(42,131)	(48.5)%

EXPENSES
Advertising	$12,033	$15,840	$(3,807)	(24.0)%
Interest expense	58,375	48,835	9,540	19.5
Compensation and benefits	9,197	12,798	(3,601)	(28.1)
General and administrative	5,345	4,639	706	15.2
Professional and consulting	3,187	4,438	(1,251)	(28.2)
Debt issuance	3	2,749	(2,746)	(99.9)
Securitization debt maintenance	1,432	1,496	(64)	(4.3)
Provision for losses	897	1,339	(442)	(33.0)
Depreciation and amortization	876	991	(115)	(11.6)
Installment obligations expense, net	515	2,320	(1,805)	(77.8)
Total Expenses	$91,860	$95,445	$(3,585)	(3.8)%
Loss before income taxes	$(47,161)	$(8,615)	$(38,546)	447.4%
TRB Purchases:
Guaranteed structured settlements, annuities and lotteries	$166,384	$234,972	$(68,588)	(29.2)%
Life contingent structured settlements and annuities	37,300	19,499	17,801	91.3
Pre-settlement fundings	—	6,360	(6,360)	(100.0)
Total TRB purchases	$203,684	$260,831	$(57,147)	(21.9)%
Revenues
Total revenues for the three months ended March 31, 2016 were $44.7 million, a decrease of $42.1 million from $86.8 million for the three months ended March 31, 2015. The decrease was primarily attributable to a $49.6 million decrease in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives partially offset by a $8.6 million increase in interest income.
Interest income for the three months ended March 31, 2016 and 2015 was comprised of the following:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$50,722	$41,071	$9,651	23.5%
Interest income on installment obligations	377	490	(113)	(23.1)
Interest income on pre-settlement funding transaction receivables	1,677	2,630	(953)	(36.2)
Interest income on notes receivable	205	190	15	7.9
Other interest income	21	11	10	90.9
Total interest income	$53,002	$44,392	$8,610	19.4%
The $9.7 million increase in accretion income on finance receivables was primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized assets partially offset by a decrease in our average outstanding securitized finance receivables balance during the periods. The $1.0 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized gains on VIE and other finance receivables, long-term debt, and derivatives for the three months ended March 31, 2016 and 2015 was comprised of the following:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Realized and unrealized gains on unsecuritized finance receivables	$29,414	$48,550	$(19,136)	(39.4)%
Realized and unrealized losses on interest rate swaps related to warehouse facilities	(1,380)	(275)	(1,105)	401.8
Total realized and unrealized gains on unsecuritized finance receivables and related derivatives	28,034	48,275	(20,241)	(41.9)
Unrealized losses on securitized finance receivables, debt and derivatives	(34,838)	(9,129)	(25,709)	281.6
Gain on extinguishment of securitized debt	—	593	(593)	(100.0)
Loss on termination of interest rate swaps related to securitized debt	(3,053)	—	(3,053)	(100.0)
Total realized and unrealized losses on securitized finance receivables, debt and related derivatives	(37,891)	(8,536)	(29,355)	343.9
Total realized and unrealized gains (losses) on finance receivables, securitized debt and related derivatives	$(9,857)	$39,739	$(49,596)	(124.8)%
Total realized and unrealized gains on unsecuritized finance receivables for the three months ended March 31, 2016 decreased $19.1 million from the three months ended March 31, 2015 as a result of the following: (i) approximately $9.7 million was due to a decrease of $50.8 million, or 20.0%, in guaranteed and life contingent structured settlement, annuity and lottery TRB purchases, from $254.5 million for the three months ended March 31, 2015 to $203.7 million for the three months ended March 31, 2016, and (ii) approximately $9.4 million was due to an increase the fair value interest rate used to value our unsecuritized finance receivables during the respective periods, partially offset by a modest increase in the discount rate applied to TRB purchases, or purchase yield, as compared to the prior year.
An increase (decrease) in the fair value discount rate in isolation results in a decrease (increase) in the estimated fair value of the associated asset which consequently results in a reduced realized or unrealized gain on unsecuritized finance receivables. The weighted average discount rate used to fair value our unsecuritized guaranteed structured settlement finance receivables as of March 31, 2016 was 4.36%, 39 basis points higher than the 3.97% weighted average discount rate used to fair value our unsecuritized guaranteed structured settlement finance receivables as of March 31, 2015.

In contrast to the impact of the fair value discount rate on our revenues, an increase in our purchase yield in isolation results in a decrease in the purchase price of a structured settlement, annuity or lottery transaction which consequently results in an increased realized or unrealized gain on unsecuritized finance receivables. Throughout 2015 and the first quarter of 2016, we experienced significant competitive pressure in the business segment. Despite the competition, we were able to increase the average purchase yields on guaranteed structured settlements (the largest component of our TRB purchases) approximately 50 basis points during the three months ended March 31, 2016 from the three months ended March 31, 2015.
The $1.4 million loss on derivatives related to warehouse facilities during the three months ended March 31, 2016 was comprised primarily of a $1.3 million loss on the termination of interest rate swaps with a notional value of $54.1 million that were executed as part of our strategy to hedge interest rate risk.
The $25.7 million change in unrealized losses on securitized finance receivables, debt and related derivatives was primarily the result of: (i) a $15.7 million increase in the unrealized loss on our residual interests, and (ii) a $7.6 million unfavorable change in the unrealized gain (loss) on the securitized finance receivables and debt associated with the Peachtree Structured Settlement, LLC ("PSS") permanent financing facility. The $15.7 million increase in the unrealized loss on our residual interests was due primarily to a larger unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the three months ended March 31, 2016 compared to the movement in the associated fair value interest rate in the prior year. Specifically, the discount rate used to fair value our residual interests increased 89 basis points from 8.30% as of December 31, 2015 to 9.19% as of March 31, 2016 as a result of the widening of spreads in the asset-backed securities market during the first quarter of 2016. In comparison, the discount rate used to fair value our residual interests increased 26 points from 5.97% as of December 31, 2014 to 6.23% at March 31, 2015. The $7.6 million unfavorable change in the unrealized gain (loss) on PSS related finance receivables and debt was primarily due to an early amortization event that occurred in the first quarter of 2016 that resulted in future excess cash flows being applied to the repayment of the outstanding debt and related derivatives. The early amortization event was the result of an increase in the weighted average insurance ratings of the obligors of the related finance receivables. Principally as a result of the change in the PSS cash flows waterfall, we recorded a $5.1 million net unrealized loss during the period on the PSS related VIE finance receivables and securitized debt at fair value. During the three months ended March 31, 2015, we recorded a net $2.5 million unrealized gain on the associated PSS VIE finance receivables and securitized debt at fair value.
The $0.6 million gain on extinguishment of debt during the three months ended March 31, 2015 resulted from the early repayment of the 2004-A securitization debt issued by Structured Receivables, Finance #1, LLC. The associated finance receivables subsequently were included in the 2015-1 securitization.
The $3.1 million loss on derivatives related to securitized debt during the three months ended March 31, 2016 represents the loss on the termination of interest rate swaps related to the PSS securitized debt that had a notional value of $13.8 million.
Realized and unrealized gains on marketable securities, net, were $0.1 million for the three months March 31, 2016, a decrease of $1.7 million from the $1.8 million gain for the three months ended March 31, 2015, due to lower investment returns on marketable securities. The decrease was primarily offset by a corresponding decrease in installment obligation expense, net. These amounts relate to the marketable securities and installment obligations payable on our unaudited condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligation liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income (loss).
Expenses
Total expenses for the three months ended March 31, 2016 were $91.9 million, a decrease of $3.6 million from expenses of $95.4 million for the three months ended March 31, 2015.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $12.0 million for the three months ended March 31, 2016 from $15.8 million for the three months ended March 31, 2015, primarily due to a $4.5 million decrease in our television spend that was partially offset by a $0.8 million increase in our internet related (paid-search) spend. These actions were part of our previously announced plan to turn around the Structured Settlement Payments segment in part by overhauling our media spend.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our Term Loan, increased by 19.5% to $58.4 million for the three months ended March 31, 2016 from $48.8 million for the three months ended March 31, 2015. The $9.5 million increase was primarily due to an increase in interest expense associated with our VIE securitized debt that resulted from an increase in the interest rate used to calculate interest expense, partially offset by a decrease in the average outstanding balance between periods.
Compensation and benefits expense decreased to $9.2 million for the three months ended March 31, 2016 from $12.8 million for the three months ended March 31, 2015, primarily due to: (i) a $1.2 million decrease in incentive compensation expense, (ii) a $1.2 million decrease in severance expense and (iii) a $1.1 million decrease in salaries, commissions and payroll taxes that resulted from a combination of lower headcount and TRB purchase volume in the current period compared to the comparable period in the prior year. Additionally, during the three months ended March 31, 2016, Structured Settlement Payments recorded a severance charge of $0.8 million in connection with our previously announced cost-saving initiatives. During the three months ended March 31, 2015, the segment recorded a severance charge of $2.0 million related to the departure of several senior executives including our former President and Chief Operating Officer.
General and administrative expense increased to $5.3 million for the three months ended March 31, 2016 from $4.6 million for the three months ended March 31, 2015. The $0.7 million increase was primarily due to $0.6 million in broker fees paid in connection with the February 2016 direct asset sale of $161.3 million in discounted TRB purchases.
Professional and consulting costs decreased to $3.2 million for the three months ended March 31, 2016 from $4.4 million for the three months ended March 31, 2015. The $1.2 million decrease was primarily due to (i) a decrease in third-party fees incurred in connection with the 2015 acquisition of Home Lending and (ii) an overall decrease in the use of outside consultants as part of our cost-saving initiatives.
The Company incurred less than $0.1 million in debt issuance costs during the three months ended March 31, 2016 as compared to $2.7 million for the three months ended March 31, 2015 as management elected to complete a direct asset sale in the first quarter of 2016 rather than a securitization transaction.
Reconciliation of Net Loss to Adjusted Net (Loss) Income, a Non-GAAP Financial Measure
We use Adjusted Net Income (Loss) ("ANI"), a non-GAAP financial measure, as a measure of our results from operations, which we define as our net income (loss) under U.S. GAAP before non-cash compensation expenses, certain other non-routine expenses, provision for or benefit from income taxes and the amounts related to the consolidation of the securitization and permanent financing trusts we use to finance our business. We use ANI as a measure of our overall performance because the operations of these variable interest entities do not impact the Structured Settlement Payments segment's business performance. In addition, the add-backs described above are consistent with adjustments permitted under our Term Loan agreement.
You should not consider ANI as a substitute for analysis of our results as reported under U.S. GAAP. Because not all companies use identical calculations, our presentation of ANI may not be comparable to other similarly titled measures of other companies.
A reconciliation of our loss before income taxes as reported under U.S. GAAP to ANI for our Structured Settlement Payments segment was as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Loss before income taxes	$(47,161)	$(8,615)

Adjustments to reflect de-consolidation of securitizations:
Elimination of unrealized gain/loss on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	34,838	9,129
Elimination of interest income from securitized finance receivables	(49,815)	(39,969)
Interest income on retained interests in finance receivables	5,834	5,166
Servicing income on securitized finance receivables	1,339	1,315
Elimination of interest expense on long-term debt related to securitization and permanent financing trusts	43,036	34,208
Swap termination expense related to securitization entities	3,053	—
Professional fees relating to securitizations	1,432	1,496
Other adjustments:
Share based compensation	307	410
Impact of prefunding on unsecuritized finance receivables	(4,253)	2,272
Severance, mergers and acquisitions and other non-routine expenses	1,414	2,834
Adjusted net (loss) income	$(9,976)	$8,246
Structured Settlement Payments' ANI for the three months ended March 31, 2016 decreased $18.2 million to a loss of $10.0 million from income of $8.2 million for the three months ended March 31, 2015. The primary driver behind the $18.2 million decrease was the $20.3 million decline in realized and unrealized gains on unsecuritized finance receivables discussed previously coupled with a $6.5 million unfavorable impact of pre-funding rates on unrealized gains on unsecuritized receivables between periods. Partially offsetting this unfavorable change was a $9.0 million decrease in total expenses, after adjusting for the impact of the de-consolidation of the securitization entities, share-based compensation, income taxes, and other non-routine items.
Home Lending
Results of Operations
The table below presents the results of operations for our Home Lending segment for the three months ended March 31, 2016.

Three Months Ended March 31, 2016
(In thousands)
REVENUES
Interest income	$657
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	16,656
Changes in mortgage servicing rights, net	877
Servicing, broker, and other fees	2,052
Loan origination fees	1,636
Total Revenues	$21,878

EXPENSES
Advertising	1,942
Interest expense	1,125
Compensation and benefits	9,348
General and administrative	1,764
Professional and consulting	470
Provision for losses	691
Direct subservicing costs	640
Depreciation and amortization	426
Total Expenses	$16,406
Income before income taxes	$5,472
Key Metrics
Key operating statistics related to the origination and servicing of mortgage loans for the three months ended March 31, 2016 were as follows:

For the Three Months Ended March 31, 2016
Mortgage Originations:	(Dollars in thousands)
Interest rate locks - units	3,978
Interest rate locks - volume	$1,077,097
Loans closed - units	2,064
Loans closed - volume	$568,302

As of March 31, 2016
(Dollars in thousands)
Mortgage Servicing:
Loan count - servicing	13,181
Average loan amount	$239
Average interest rate	3.72%
In evaluating performance, we net the gains on mortgage loans sold, unrealized gains on mortgage loans held for sale, IRLCs, and associated derivative instruments (i.e., forward sales commitments to deliver mortgage loans and forward sales of

MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in our unaudited condensed consolidated statement of operations. During the three months ended March 31, 2016, we generated $17.8 million in gross revenue from the sale of mortgage loans and netted against it $1.1 million in direct costs.
Loan origination fee income of $1.6 million represents revenue earned from originating mortgage loans and generally represents flat, per loan fee amounts.
Servicing, broker, and other fees represent revenue recognized for servicing mortgage loans for various investors that are based on a contractual percentage of the outstanding principal balance. The primary driver of our servicing revenue is our MSRs portfolio. The outstanding unpaid principal balance of serviced mortgages was approximately $3.2 billion as of March 31, 2016, an increase of $180.3 million from December 31, 2015.
U.S. GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSRs are subsequently measured at fair value at each reporting period. The increase (decrease) in the value of our MSRs portfolio resulting from: (i) loans sold with servicing rights retained; (ii) the runoff of our MSRs portfolio including payoffs; and (iii) changes in fair valuation inputs and assumptions included in the valuation adjustments on MSRs, net, in our unaudited condensed consolidated statement of operations. During the three months ended March 31, 2016, the fair value of our MSRs increased by approximately $1.8 million primarily due to the $180.3 million net increase in the unpaid principal balance of our MSRs portfolio, but was partially offset by $1.0 million in changes in the fair value of MSRs resulting from the decrease in mortgage interest rates during the quarter.
Interest income principally relates to our mortgage loans held for sale, at fair value, which is accrued to income based on the principal amount outstanding and contractual interest rates.
Interest expense represents interest on Home Lending’s: (i) five warehouse credit facilities with various financial institution used to originate mortgage loans held for sale that have a combined maximum borrowing capacity of $235.0 million; and (ii) a single operating line of credit with a maximum borrowing capacity of $6.0 million.
Compensation and benefits includes salaries for Home Lending employees, commissions paid to loan officers, applicable taxes and the cost of providing employee benefits. During the three months ended March 31, 2016, Home Lending recorded a severance charge of $0.4 million related primarily to the departure of a senior manager in the segment who was also a former owner of the acquired entity.
Home Lending’s general and administrative expense primarily represents the cost to lease and operate the segment’s headquarters in Woodbridge, Virginia and the various retail and direct lending call center offices across the country.
The provision for losses represents estimates of losses to be incurred on the repurchase or indemnification of purchasers of mortgage loans. Certain sales contract and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such the nature and extent of underwriting standards. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. We record a provision for estimated repurchases and loss indemnification on loans sold, which is charged to the provision for losses.
Reconciliation of Net Income to Adjusted Net Income, a Non-GAAP Financial Measure
We use ANI, a non-GAAP financial measure, as a measure of Home Lending's results from operations, which we define as our net income under U.S. GAAP before non-cash compensation expenses, certain other non-routine expenses, and provision for or benefit from income taxes. We exclude these items in our calculation of ANI since we do not consider them part of our core operating results. In addition, these excluded items are consistent with adjustments permitted under our Term Loan agreement.
You should not consider ANI as a substitute for analysis of our results as reported under U.S. GAAP. Because not all companies use identical calculations, our presentation of ANI may not be comparable to other similarly titled measures of other companies.

A reconciliation of our net income before income taxes as reported under U.S. GAAP to ANI for our Home Lending segment was as follows:

Three Months Ended March 31, 2016
(In thousands)
Net income before taxes	$5,472
Adjustments:
Severance, mergers and acquisitions and other non-routine expenses	380
Adjusted net income	$5,852
Liquidity and Capital Resources
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$12,611	$(75,708)
Net cash used in investing activities	(7,890)	(905)
Net cash (used in) provided by financing activities	(35,578)	148,824
Net (decrease) increase in cash and cash equivalents	$(30,857)	$72,211
Cash and cash equivalents at beginning of period	57,322	41,648
Cash and cash equivalents at end of period	$26,465	$113,859
Cash and cash equivalents declined $87.4 million from $113.9 million as of March 31, 2015 to $26.5 million as of March 31, 2016 due primarily to the following cash flows related to investing and financing activities during the twelve months ended March 31, 2016: (i) $55.3 million of cash used to acquire Home Lending, net of cash acquired and (ii) $11.7 million of cash used to purchase treasury stock. Additionally, the timing of our Structured Settlement Payment segment's financing transactions have a significant impact on our cash and cash equivalent balances. Until our 2015-3 securitization, our securitization transactions had historically been structured with an "initial close" in which we issued the principal amount of securitized debt and received: (i) cash in exchange for assets delivered and (ii) restricted cash in exchange for assets to be delivered 60 to 90 days in the future (referred to as the "pre-funding" date). On the pre-funding date, additional assets would be delivered to the lenders in return for the lifting of restrictions on the restricted cash.
During the three months ended March 31, 2015, we closed on two Structured Settlement Payments' financing transactions: (i) the prefunding associated with the 2014-3 securitization on January 26, 2015, which generated net cash proceeds to us of $71.8 million, and (ii) the initial close associated with our 2015-1 securitization on March 31, 2015, which generated net cash proceeds to us of $58.8 million. In comparison, during the first quarter of 2016 we closed on a single Structured Settlement Payments financing transaction: the direct asset sale's first pool of discounted TRB purchases, which generated net cash proceeds to us of $27.0 million. We closed on this direct asset sale's second pool of discounted TRB purchases on April 21, 2016, which generated net cash proceeds to us of $21.6 million. The impact of the timing and size of these financing transactions, coupled with the other cash flow transactions discussed previously, contributed to the lower cash and cash equivalents balance as of March 31, 2016.
For the Three Months Ended March 31, 2016 and 2015
Cash Flow from Operating Activities
Net cash provided by operating activities was $12.6 million for the three months ended March 31, 2016 compared to net cash used in operating activities of $75.7 million for the three months ended March 31, 2015. The $88.3 million increase in the net cash provided by operating activities was primarily due to a $91.3 million increase in net proceeds from the sale of finance receivables. Net cash provided by (used in) operating activities does not reflect the financing of our purchased receivables which has been an integral part of our Structured Settlement Payments segment and is reflected in net cash (used in) provided by financing activities. We did not securitize finance receivables in the first quarter of 2016 but chose instead, based on market conditions, to complete a direct asset sale to monetize our finance receivables. In contrast, we completed one securitization in the first quarter of 2015. The $91.3 million increase in net proceeds from the sale of finance receivables was partially offset by the net impact of the following: (i) a $35.3 million decrease in purchases of finance receivables reflecting lower TRB purchase volume in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, (ii) a $4.7 million increase in collections on finance receivables, and (iii) a $44.7 million net decrease in cash provided by operating activities resulting from the Home Lending segment's originations and purchases of mortgages held for sale (net of proceeds from the sale and principal payments on mortgage loans held for sale).
Cash Flow from Investing Activities
Net cash used in investing activities was $7.9 million for the three months ended March 31, 2016 compared to $0.9 million for the three months ended March 31, 2015. The $7.0 million increase in cash used in investing activities was primarily due to the Company making the final $7.6 million purchase price payment to the former owners of the Home Lending segment during the three months ended March 31, 2016.
Cash Flow from Financing Activities
Net cash used in financing activities was $35.6 million for the three months ended March 31, 2016 compared to net cash provided by financing activities of $148.8 million for the three months ended March 31, 2015. The $184.4 million change was primarily attributable to a $214.7 million decrease in proceeds received from the issuance of securitization and other VIE long-term debt resulting from our previously discussed decision to complete a direct asset sale in the first quarter of 2016 rather than a securitization transaction, partially offset by: (i) a $29.3 million increase in proceeds (net of repayments) from our revolving credit facilities; and (ii) a $2.8 million reduction in purchases of treasury stock.
Funding Sources
We utilize a number of different funding sources to finance our segments and their associated business activities.
Structured Settlement Payments Segment
Structured Settlements and Annuities
We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents or through three separate warehouse facilities. As of March 31, 2016 these three warehouse facilities had $700.0 million of aggregate capacity which consisted of: (i) a $300.0 million syndicated warehouse facility with a revolving period that ends in July 2016; (ii) a $300.0 million warehouse facility with a revolving period that ends in November 2016; and (iii) a $100.0 million warehouse facility with a two year evergreen feature that requires the lender to give us 24 months' notice prior to terminating the facility’s revolving line of credit. Subsequent to the expiration or termination of their respective revolving lines of credit, each of our warehouse facilities has an amortization period of between 18 and 24 months before the final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of March 31, 2016, we had $667.2 million in total unused borrowing capacity across the three separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.
We regularly assess our warehouse facilities and adjust the nature and amount of our committed warehouse lines in light of market conditions. In January 2016, we terminated a $50.0 million warehouse facility and in April 2016 we amended the $300.0 warehouse facility with a revolving period ending in November 2016 to reduce its capacity to $100.0 million. Subsequent to this amendment, our total borrowing capacity under our warehouse facilities is $500.0 million. We intend to renew or amend the three remaining guaranteed structured settlement and annuity warehouse facilities prior to the end of their respective revolving periods to better reflect our financing needs in the future.
Our warehouse facilities are structured with advance rates that range from 92.5% to 95.5% and discount rates that range from 8.0% to 9.2%. The discount rate is either fixed over the term of the facility or is based on a fixed spread over a floating swap rate, which we then fix through interest rate swaps at the time of the borrowing. The discount rate is used to discount the payment streams we have purchased, and these discounted payment streams are then multiplied by the advance rate to determine the amount of funds that are available to us under the warehouse facilities.
These warehouse facilities are used strictly to fund the guaranteed structured settlement and annuity payment stream purchases. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.
We have historically undertaken non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We did not securitize finance receivables in the first quarter of 2016 but chose instead, based on market conditions, to complete a direct asset sale of our aggregated structured settlement and annuity payment streams. The direct asset sale consisted of $161.3 million in discounted TRB purchases based on a deal discount rate of 5.02% and was comprised of two asset pools. The first pool, closed on February 18, 2016, consisted of $91.3 million in discounted TRB purchases and generated net proceeds to us of $27.0 million. The second pool closed in April 2016 and consisted of $70.0 million in discounted

TRB purchases and generated net proceeds to us of $21.6 million. In contrast, during the three months ended March 31, 2015, we closed our 2015-1 securitization with an aggregate note issuance amount of $214.1 million which generated net proceeds to us of $58.8 million.
We intend, subject to market conditions, management discretion and other relevant factors, to undertake multiple securitizations or direct asset sales in the future. Diversifying our financing strategy allows us to realize greater cost efficiencies in our capital market transactions and provides us with increased flexibility.
The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 73.4% of the counterparties to structured settlement payment streams that we purchased in 2016 were rated “A3” or better by Moody’s. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market or through outright-sale transactions.
Life Contingent Structured Settlements and Life Contingent Annuities
We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with a capacity of $150.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of March 31, 2016, our permanent financing facility had $77.5 million of unused capacity for our life contingent annuity and structured settlement businesses.
Lotteries
Beginning in 2013, we have been purchasing lottery payment streams and have structured two of our guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently include with structured settlement and annuity payment streams in securitizations and direct asset sales. We intend to continue to include lottery payment streams in securitizations and direct asset sales in the future.
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
We decided, beginning in April 2015, to curtail our purchases of pre-settlement transactions. We have, however, and will continue to broker leads for such transactions to third parties in exchange for broker or referral fees, and in the normal course of our business, we evaluate our existing pool of pre-settlement assets for retention or sale. Ceasing purchases of pre-settlement transactions has not had a material impact on our business, financial condition, results of operation or cash flows.
Credit Facility
We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of March 31, 2016 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matures in August 2017. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either Libor or 1.0% (whichever is greater) plus a spread of 6.0%. If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment has the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019.
The Credit Facility requires us, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement was not applicable. Had the leverage ratio requirement been applicable as of March 31, 2016 or December 31, 2015, we would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold.
Residual Financing
The Company has a Residual Term Facility that is secured by the cash flows from our residual interests in 28 securitizations and is structured with a $133.0 million A1 Note due in May 2021. The interest rate on the Residual Term Facility is 7.25%. The Residual Term Facility does not require minimum annual principal payments.
Securitization & Permanent Financing Debt, at Fair Value
We elected fair value treatment under ASC 825, Financial Instruments, (“ASC 825”) to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the fair value of the VIE finance receivables held by SPEs, which are held to provide the cash flow for the note obligations. The VIE debt issued by SPEs is non-recourse to us or our subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts and repurchases of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts.
Other Financing
We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in Note 13 in our Notes to the Condensed Consolidated Financial Statements (Unaudited) under Item 1 of this Quarterly Report on Form 10-Q.
Home Lending Segment
Mortgage Loans Held For Sale
We finance our mortgage loan origination activities primarily through five separate warehouse facilities with an aggregate capacity of $235.0 million as of March 31, 2016. In April 2016, we modified the terms of our $25.0 million facility agreement and increased the availability of this facility to $40.0 million, which increased our aggregate borrowing capacity to $250.0 million. These credit facilities are generally renewed annually for a period of twelve months and represent secured lending facilities with our originated mortgage loans serving as collateral. In addition, our lenders require pledge fund deposits of approximately one percent of the facility’s capacity be maintained with the lender. Without these facilities we would not be able to meet our short-term liquidity requirements to operate our Home Lending segment.
Our Home Lending segment typically holds its mortgage loan inventory for 30-45 days with these warehouse facilities until the loans are sold to take-out investors or securitized directly with Ginnie Mae, Fannie Mae or Freddie Mac, at which time the amount outstanding with the warehouse facilities are repaid.
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
Consolidated Liquidity Needs
Short-Term Liquidity Needs
Our liquidity needs over the next 12 months are expected to be provided through: (i) cash generated from the purchase and subsequent securitization or direct asset sale of structured settlement, annuity, and lottery payment streams, and (ii) cash generated from our Home Lending segment's operations. Additionally, in the ordinary course of business we may consider selling our MSRs and pre-settlement assets or financing these or other uncollateralized assets, including but not limited to our residual interests from other securitizations, that were not financed through our Residual Term Facility. However, there can be no assurances that we will be able to continue to securitize or sell our payment streams or securitize/sell our mortgage loans at favorable rates, and/or obtain financing through borrowing or other means.

Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are the repayment of the principal and interest amounts of our outstanding senior secured term loan and the repayment of our residual financing facility. We expect to meet our long-term liquidity needs through excess cash flow generated through our securitization program, bank borrowings, debt refinancings, and new debt and equity offerings. However, there can be no assurances that we will be able to continue to securitize or sell our payment streams at favorable rates, securitize/sell our mortgage loans at favorable rates, or obtain financing through borrowing or other means, refinance our debt or raise new debt or equity.
As a consequence of the initial sales and any future exchanges of Common Interests for shares of our Class A common stock or Class C common stock, we may increase our share of the tax basis of the assets then owned by JGW LLC. Any such increase in tax basis is anticipated to allow us the ability to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, pursuant to our tax receivable agreement with all Common Interestholders who held in excess of approximately 1% of the Common Interests as of immediately prior to our IPO, to pay to such Common Interestholders 85% of the amount of income tax we save for each tax period as a result of the tax benefits generated from the initial sales and any subsequent exchange of Common Interests for our Class A common stock or Class C common stock and from the use of certain tax attributes. We expect to fund these long-term requirements under the tax receivable agreement with tax distributions received from JGW LLC and, if necessary, loans from JGW LLC.
Contractual Obligations and Commitments
Information regarding our Contractual Obligations and Commitments appears in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference. There were no material changes in those Contractual Obligations and Commitments.
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
A discussion of these critical accounting policies is located in the section titled “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company's Annual Report on Form 10-K. There have been no material changes in the Company’s critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to the Company's most recent Annual Report on Form 10-K.
Emerging Growth Company
We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permitted to, and may opt to, rely on exemptions from certain financial disclosure requirements under U.S. GAAP that are applicable to other companies that are not emerging growth companies. We have taken advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to other companies that do not rely on such exemptions from financial disclosure requirements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU will replace certain existing revenue recognition guidance when it becomes effective for public entities in the fiscal year beginning after December 15, 2016 and for non-public entities in the fiscal year beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which relates to how an entity accounts for the financial assets and the financial liabilities of a consolidated collateralized financing entity at fair value. The ASU will allow an entity to elect to measure its financial assets and financial liabilities using either the measurement alternative provided under this ASU, which allows for the entity to measure both the financial assets and the financial liabilities of its collateralized financing entities in its consolidated financial statements using the more observable fair value of either the financial assets or financial liabilities, or under ASC 820, Fair Value Measurements and Disclosure. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year ending after December 15, 2016, and interim periods beginning after December

15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15,  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for all entities for annual and interim periods ending after December 15, 2016, with early adoption permitted. Management will perform the required assessment and will provide the related footnote disclosures as appropriate.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires an entity to re-evaluate its consolidation for limited partnerships or similar entities. The ASU requires an entity to apply this amendment using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The ASU changes the criteria that an entity uses to identify a variable interest entity, how it characterizes the VIE for a limited partnership or similar entity and how it determines the primary beneficiary. For public entities, the ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and for nonpublic entities for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which relates to how an entity accounts for the recognition of debt issuance costs as a deferred charge. The ASU will require an entity to recognize debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and interim periods within those fiscal years, and for non-public entities in fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The standard requires the new guidance to be adopted on a retrospective basis wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying this ASU. In March 2016, the FASB issued ASU No. 2015-15, Imputation of Interest, which further clarified ASU 2015-03. We do not believe the adoption of this standard will materially impact our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, which relates to how and when the acquiring entity recognizes adjustments to provisional amounts that are identified during the measurement period. This ASU eliminates the requirement to retrospectively account for these adjustments to their respective provisional amount with a corresponding adjustment to goodwill. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Management does not believe this ASU will have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as concurrent in the classified statement of financial position. For public entities, the ASU is effective for annual periods beginning after December 15, 2016 and for all other entities for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. Management does not believe this ASU will have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and for all other entities beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, which addresses the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and for non-public entities in the fiscal year beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, which addresses diversity in practice in assessing embedded contingent call (put) options in debt instruments. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2016 and for non-public entities in the fiscal year beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance in ASU 2014-09 related to principal versus agent considerations. This ASU becomes effective in concurrence with the adoption of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Deferral of the Effective Date. Management is currently evaluating the impact of the future adoption of the ASU on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2016 and for non-public entities in the fiscal year beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligation and Licensing, which clarifies the implementation guidance in ASU 2014-09 related to identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This ASU becomes effective in concurrence with the adoption of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Deferral of the Effective Date. Management is currently evaluating the impact of the future adoption of the ASU on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Structured Settlement Payments Segment
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
Interest Rate Risk
We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our unaudited condensed consolidated statements of operations. As of March 31, 2016, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of March 31, 2016	Impact as of March 31, 2016 of a 100 basis point increase in interest rates	Impact as of March 31, 2016 of a 100 basis point decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$4,147,060	$(253,515)	$284,131
Company retained interests in finance receivables, at fair value	242,675	(43,981)	48,822
Unsecured finance receivables, at fair value	73,338	(6,421)	7,062
VIE and other finance receivables, at fair value	$4,463,073	$(303,917)	$340,015
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$(4,016,993)	$228,736	$(252,316)
VIE derivative liabilities, at fair value	(72,363)	22,033	(24,151)
Net impact	N/A	$(53,148)	$63,548
These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.
In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during the three months ended March 31, 2016, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the three months ended March 31, 2016 would have been reduced by approximately $8.9 million. If instead this increase of 1% in financing costs were to have only affected our March payment stream purchases our income for the three months ended March 31, 2016 would have been reduced by approximately $3.0 million.
Derivative and Other Hedging Instruments
Refer to Note 15, Derivative Financial Instruments, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) under Item 1 of this Quarterly Report on Form 10-Q . Financial Statements which is incorporated by reference herein for a summary of the Company's derivative transactions.
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

•	an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance loan originations.
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
Consumer Credit Risk
We sell our loans on a non-recourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to purchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions.
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

	Balance at March 31, 2016	Impact at March 31, 2016 of a 100 basis point increase in interest rates	Impact at March 31, 2016 of a 100 basis point decrease in interest rates
	(In thousands)
Mortgage loans held for sale, at fair value	$187,146	$(6,882)	$6,133
Mortgage servicing rights, at fair value	30,164	4,231	(9,716)
Interest rate lock commitments, at fair value	10,539	(10,809)	4,781
Forward sale commitments, at fair value	(2,468)	16,686	(11,042)
Net impact	$225,381	$3,226	$(9,844)

Item 4.   Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On July 31, 2015, we acquired Home Lending (formerly WestStar Mortgage Inc.). We continue to analyze, evaluate, and, where necessary, implement changes in controls and procedures as a result of this acquisition. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. The Home Lending acquisition was excluded from that evaluation. Based on that evaluation, our principal executive officer and principal financial officer concluded that, except as to the Home Lending acquisition, there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings
Information regarding our legal proceedings appears in "Part I, Item 3 '"Legal Proceedings'" in our Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference. There have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K.
Item 1A. Risk Factors
Information regarding our risk factors appears in “Part I, Item 1A, ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference. There here have been no material developments to the risk factors described in our Annual Report on Form 10-K, except as noted below.
Our failure to meet the continued listing requirements of the New York Stock Exchange could result in a delisting of our common stock
Our Class A common stock is listed on the New York Stock Exchange (“NYSE”), a national securities exchange, under the symbol “JGW”. In order to maintain this listing, we must maintain certain requirements including, among other things:

•	average market capitalization of not less than $50 million over a 30-day trading period and stockholders' equity of not less than $50 million;

•	average market capitalization of not less than $15 million over a 30-day period; and

•	average closing share price over $1.00 over a 30-day period.
Given the volatility of our stock price, on November 16, 2015, we received a letter from the NYSE detailing the NYSE continuing listing requirements. Additionally, as of March 31, 2016, our average market capitalization and stockholders’ equity were below the applicable NYSE continued listing requirements. As such, after notification and an anticipated cure period, the NYSE may take steps to delist our common stock. If the NYSE delists our common stock for trading on its exchange, we could face significant material adverse consequences, including:

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

•	a limited amount of news and analyst coverage for our Company;

•	a negative impact on our overall business reputation and ability to execute on various initiatives; and

•	a decreased ability to issue additional common stock or obtain additional financing in the future.
Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we may take actions to restore our compliance with the NYSE’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent future non-compliance with the NYSE’s listing requirements.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
There was no share repurchase activity during the first quarter of fiscal year 2016.
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

THE J.G. WENTWORTH COMPANY

May 10, 2016	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

May 10, 2016	By:	/s/ Scott E. Stevens
Scott E. Stevens
Chief Financial Officer