Form 10-Q
period 2016-06-30
J.G. Wentworth Co
filed 2016-08-09
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Or
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
(484) 434-2300
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No
The number of shares of the registrant's Class A common stock, par value $0.00001 per share, outstanding was 15,729,152 as of August 1, 2016. The number of shares of the registrant's Class B common stock, par value $0.00001 per share, outstanding was 8,713,918 as of August 1, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements which reflect management’s expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. These forward looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. You can identify such statements because they contain words such as "plans," "expects" or "does expect," "budget," "forecasts," "anticipates" or "does not anticipate," "believes," "intends," and similar expressions or statements that certain actions, events or results "may," "could," "would," "might," or "will," be taken, occur or be achieved. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q reflect management’s current beliefs based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.
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
These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and, except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q. As set forth more fully under "Part 2, Item 1A. 'Risk Factors'" in this Quarterly Report on Form 10-Q, these risks and uncertainties include, among other things:

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

•
changes in, and our ability to comply with, any applicable federal, state and local laws and regulations governing us, including any applicable federal consumer financial laws enforced by the Consumer Financial Protection Bureau;

•	our business model being susceptible to litigation;

•	our ability to continue to purchase structured settlement payments and other financial assets;

•	the public disclosure of the identities of structured settlement holders maintained in our proprietary database;

•	our dependence on the opinions of certain credit rating agencies of the credit quality of our securitizations;

•	our ability to complete future securitizations, other financings or sales on favorable terms;

•	the insolvency of a material number of structured settlement issuers;

•	adverse changes in the residential mortgage lending and real estate markets, including any increases in defaults or delinquencies, especially in geographic areas where our loans are concentrated;

•	our ability to grow our loan origination volume, acquire mortgage servicing rights, or MSRs, and recapture loans that are refinanced;

•	changes in the guidelines of government-sponsored entities, or GSEs, or any discontinuation of, or significant reduction in, the operation of GSEs;

•	potential misrepresentations by borrowers, counterparties and other third parties;

•	changes in prevailing interest rates and our ability to mitigate interest rate risk through hedging strategies;

•	our ability to obtain sufficient working capital at attractive rates or obtain sufficient capital to meet the financing requirements of our business;

•	our ability to remain in compliance with the terms of our substantial indebtedness and to refinance our term debt;

•	our ability to raise additional capital as a result of our Class A common stock now being traded on the OTCQX® Market; and

•	our ability to meet the ongoing eligibility standards of the OTCQX® Market.

The J.G. Wentworth Company
Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

	June 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$37,600	$57,322
Restricted cash and investments	134,577	136,780
VIE finance receivables, at fair value (1)	4,421,681	4,376,458
Other finance receivables, at fair value	9,261	9,689
VIE finance receivables, net of allowances for losses of $8,604 and $8,659, respectively (1)	90,899	99,874
Other finance receivables, net of allowances for losses of $1,611 and $1,707, respectively	9,130	10,468
Other receivables, net of allowances for losses of $270 and $273, respectively	17,783	16,285
Mortgage loans held for sale, at fair value (2)	228,229	124,508
Mortgage servicing rights, at fair value (2)	31,126	29,287
Premises and equipment, net of accumulated depreciation of $9,923 and $7,961, respectively	4,809	5,674
Intangible assets, net of accumulated amortization of $21,809 and $20,700, respectively	23,837	30,429
Goodwill	8,369	8,369
Marketable securities	79,430	84,994
Deferred tax assets, net	—	2,250
Other assets	76,965	82,577
Total Assets	$5,173,696	$5,074,964

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accrued expenses and accounts payable	$31,202	$21,548
Accrued interest	24,837	22,380
Term loan payable	441,680	440,181
VIE derivative liabilities, at fair value	74,813	66,519
VIE borrowings under revolving credit facilities and other similar borrowings	19,266	48,828
Other borrowings under revolving credit facilities and other similar borrowings	221,651	122,243
VIE long-term debt	196,941	199,363
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,030,306	3,928,818
Other liabilities	51,669	65,106
Deferred tax liabilities, net	3,670	18,825
Installment obligations payable	79,430	84,994
Total Liabilities	$5,175,465	$5,018,805

Commitments and contingencies (Note 19)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,271,224 issued and 15,729,152 outstanding as of June 30, 2016, 16,076,444 issued and 15,534,372 outstanding as of December 31, 2015	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,713,918 issued and outstanding as of June 30, 2016, 8,908,698 issued and outstanding as of December 31, 2015	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in-capital	105,377	104,713
Accumulated deficit	(97,645)	(70,765)
	7,732	33,948
Less: treasury stock at cost, 542,072 shares as of June 30, 2016 and December 31, 2015, respectively	(2,138)	(2,138)
Total stockholders' equity, The J.G. Wentworth Company	5,594	31,810
Non-controlling interests	(7,363)	24,349
Total Stockholders' (Deficit) Equity	(1,769)	56,159
Total Liabilities and Stockholders' (Deficit) Equity	$5,173,696	$5,074,964
(1) Pledged as collateral to VIE borrowings under revolving credit facilities and other similar borrowings. Refer to Note 6 "VIE and Other Finance Receivables, at Fair Value" and Note 7 "VIE and Other Finance Receivables, net of Allowance for Losses."
(2) Pledged as collateral to Other borrowings under revolving credit facilities and other similar borrowings. Refer to Note 8 "Mortgage Loans Held for Sale, at Fair Value" and Note 9 "Mortgage Servicing Rights, at Fair Value."
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
REVENUES
Interest income	$47,561	$45,568	$101,220	$89,960
Realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	6,623	15,581	(3,234)	55,320
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	20,630	—	37,286	—
Changes in mortgage servicing rights, net	962	—	1,839	—
Servicing, broker, and other fees	3,266	1,130	6,735	1,999
Loan origination fees	2,273	—	3,909	—
Realized and unrealized gains (losses) on marketable securities, net	1,409	(916)	1,546	914
Total Revenues	$82,724	$61,363	$149,301	$148,193

EXPENSES
Advertising	$14,325	$16,942	$28,298	$32,782
Interest expense	53,800	50,068	113,300	98,903
Compensation and benefits	20,498	9,418	39,043	22,216
General and administrative	6,979	4,733	14,088	9,372
Professional and consulting	4,752	4,861	8,409	9,299
Debt issuance	545	123	548	2,872
Securitization debt maintenance	1,414	1,494	2,846	2,990
Provision for losses	984	1,618	2,572	2,957
Direct subservicing costs	610	—	1,250	—
Depreciation and amortization	1,163	1,004	2,465	1,995
Installment obligations expense (income), net	1,947	(249)	2,462	2,071
Impairment charges	5,483	—	5,483	—
Total Expenses	$112,500	$90,012	$220,764	$185,457
Loss before income taxes	(29,776)	(28,649)	(71,463)	(37,264)
Benefit for income taxes	(6,266)	(2,016)	(12,905)	(5,171)
Net Loss	$(23,510)	$(26,633)	$(58,558)	$(32,093)
Less net loss attributable to non-controlling interests	(12,716)	(14,337)	(31,678)	(18,452)
Net loss attributable to The J.G. Wentworth Company	$(10,794)	$(12,296)	$(26,880)	$(13,641)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares of Class A common stock outstanding:
Basic	15,662,540	14,113,990	15,618,643	14,192,480
Diluted	15,662,540	14,113,990	15,618,643	14,192,480
Net loss per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(0.69)	$(0.87)	$(1.72)	$(0.96)
Diluted	$(0.69)	$(0.87)	$(1.72)	$(0.96)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(23,510)	$(26,633)	$(58,558)	$(32,093)
Total comprehensive loss	(23,510)	(26,633)	(58,558)	(32,093)
Less: comprehensive loss allocated to non-controlling interests	(12,716)	(14,337)	(31,678)	(18,452)
Comprehensive loss attributable to The J.G. Wentworth Company	$(10,794)	$(12,296)	$(26,880)	$(13,641)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity (Unaudited)

(In thousands except share data)

	Accumulated Other Comprehensive Income	Non- controlling Interest	Accumulated Deficit	Additional Paid-In- Capital	Treasury Stock		Common Stock - Class A		Common Stock - Class B		Total Stockholders' (Deficit) Equity
					Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2015	$—	$24,349	$(70,765)	$104,713	542,072	$(2,138)	15,534,372	$—	8,908,698	$—	$56,159
Net loss	—	(31,678)	(26,880)	—	—	—	—	—	—	—	(58,558)
Share-based compensation	—	287	—	343	—	—	—	—	—	—	630
Exchange of JGW LLC common interests into Class A common stock	—	(321)	—	321	—	—	194,780	—	(194,780)	—	—
Balance as of June 30, 2016	$—	$(7,363)	$(97,645)	$105,377	542,072	$(2,138)	15,729,152	$—	8,713,918	$—	$(1,769)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(58,558)	$(32,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses	2,572	2,957
Depreciation	1,357	1,100
Impairment charges	5,483	—
Changes in mortgage servicing rights, net	(1,839)	—
Amortization of finance receivables acquisition costs	301	330
Amortization of intangibles	1,108	895
Amortization of debt issuance costs	5,666	3,864
Proceeds from sale of and principal payments on mortgage loans held for sale	1,357,105	—
Originations and purchases of mortgage loans held for sale	(1,426,472)	—
Change in unrealized gains/losses on finance receivables	(221,770)	87,526
Change in unrealized gains/losses on long-term debt	266,517	(134,966)
Change in unrealized gains/losses on derivatives	8,168	(7,562)
Net proceeds from sale of finance receivables	212,122	—
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(37,286)	—
Purchases of finance receivables	(138,566)	(211,240)
Collections on finance receivables	264,428	269,097
Gain on sale of finance receivables	(54,219)	—
Recoveries of finance receivables	131	1
Accretion of interest income	(99,485)	(90,034)
Accretion of interest expense	(13,516)	(23,412)
Gain on extinguishment of debt	—	(593)
Share-based compensation expense	630	1,116
Change in marketable securities	(1,546)	(914)
Installment obligations expense, net	2,462	2,071
Decrease in fair value of life settlement contracts	—	10
Premiums and other costs paid, and proceeds from sale of life settlement contracts	—	(10)
Deferred income taxes	(12,905)	(5,945)
Decrease (increase) in operating assets:
Restricted cash and investments	2,203	67,602
Other assets	6,287	(174)
Other receivables	(1,498)	186
Increase (decrease) in operating liabilities:
Accrued expenses and accounts payable	9,654	8,063
Accrued interest	2,457	2,399
Other liabilities	(889)	1,040
Net cash provided by (used in) operating activities	$80,102	$(58,686)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from investing activities:
Purchase of Home Lending, net of cash acquired	$(7,630)	$—
Purchases of premises and equipment, net of sales proceeds	(491)	(1,717)
Net cash used in investing activities	$(8,121)	$(1,717)
Cash flows from financing activities:
Payments of equity financing costs	$—	$(44)
Purchases of treasury stock	—	(11,819)
Issuance of VIE long-term debt	5,670	220,229
Payments for debt issuance costs	(1,500)	—
Payments on capital lease obligations	(21)	—
Repayments of long-term debt and derivatives	(165,697)	(155,853)
Gross proceeds from revolving credit facilities	1,523,829	117,417
Repayments of revolving credit facilities	(1,453,984)	(95,084)
Issuance of installment obligations payable	2,206	999
Purchase of marketable securities	(2,206)	(999)
Repayments of installment obligations payable	(10,232)	(9,840)
Proceeds from sale of marketable securities	10,232	9,840
Net cash (used in) provided by financing activities	$(91,703)	$74,846
Net (decrease) increase in cash and cash equivalents	(19,722)	14,443
Cash and cash equivalents at beginning of year	57,322	41,648
Cash and cash equivalents at end of period	$37,600	$56,091

Supplemental disclosure of cash flow information:
Cash paid for interest	$118,661	$116,103
Cash paid for income taxes	$101	$47
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$6,103	$—
Mortgage loans subject to repurchase rights from Ginnie Mae	$12,637	$—
Exchange of LLC Common Interests for shares of Class A common stock	$321	$8,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Background, Basis of Presentation and Significant Accounting Policies
Organization and Description of Business Activities
The J.G. Wentworth Company (the "Corporation") is a Delaware holding company that was incorporated on June 21, 2013. The Corporation operates through its managing membership in The J.G. Wentworth Company, LLC ("JGW LLC"), the Corporation's sole operating asset. JGW LLC is a controlled and consolidated subsidiary of the Corporation whose sole asset is its membership interest in J.G. Wentworth, LLC. The "Company" refers collectively to the Corporation and, unless otherwise stated, all of its subsidiaries. The Company, operating through its subsidiaries and affiliates, has its principal offices in Radnor, Pennsylvania and Woodbridge, Virginia.
The Company is a diversified financial services company that specializes in providing solutions to consumers in need of cash. The Company's direct-to-consumer businesses use the internet, television, direct mailing and other channels to offer a variety of solutions including structured settlement payment purchasing, mortgage origination (both purchase and refinancing), prepaid cards and access to personal lending. The Company warehouses, securitizes, sells or otherwise finances the financial assets that it purchases in transactions that are structured to ultimately generate cash proceeds to the Company that exceed the purchase price it paid for those assets.
The Company has identified the following two reportable segments:
(i) Structured Settlement Payments ("Structured Settlements") - Structured Settlements provides liquidity to individuals with financial assets such as structured settlements, annuities and lottery winnings by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets. The Company engages in warehousing and subsequent resale or securitization of these various financial assets. Structured Settlements also includes prepaid card solutions and provision of access to personal lending and funding for pre-settled legal claims as well as our corporate activities.
(ii) Home Lending - Home Lending is primarily engaged in retail lending, originating primarily Federal Housing Administration ("FHA"), U.S. Department of Veterans Affairs ("VA") and conventional loans, and is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development ("HUD"). In addition, Home Lending is an approved issuer with the Government National Mortgage Association ("Ginnie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and U.S. Department of Agriculture ("USDA"), as well as an approved seller and servicer with the Federal National Mortgage Association ("Fannie Mae").
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and Article 10 of Regulation S-X and do not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the entire year.
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity ("VIE") finance receivables, at fair value; other finance receivables, at fair value; mortgage loans held for sale, at fair value; mortgage servicing rights, at fair value; intangible assets; goodwill; VIE derivative liabilities, at fair value; and VIE long-term debt issued by securitization and permanent financing trusts, at fair value. Actual results could differ from those estimates and such differences could be material. These interim financial statements should be read in conjunction with the Company's 2015 audited consolidated financial statements that are included in its Annual Report on Form 10-K.
The accompanying condensed consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiaries, including those entities that are considered VIEs where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). Excluded from the condensed consolidated financial statements of the Company are those entities that are considered VIEs where the Company has been deemed not to be the primary beneficiary according to ASC 810.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.6% and 45.4%, respectively, as of June 30, 2016. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 53.9% and 46.1%, respectively, as of December 31, 2015.
Net loss attributable to the non-controlling interests in the condensed consolidated statements of operations represents the portion of loss attributable to the economic interest in JGW LLC held by entities other than the Corporation. The allocation of net loss to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling interests' weighted average economic interests in JGW LLC for the three months ended June 30, 2016 and 2015 were 45.4% and 49.6%, respectively. The non-controlling interests' weighted average economic interests in JGW LLC for the six months ended June 30, 2016 and 2015 were 45.6% and 49.8%, respectively.
The net loss attributable to The J.G. Wentworth Company in the condensed consolidated statements of operations for the three months and six months ended June 30, 2016 and 2015 does not necessarily reflect the Corporation's weighted average economic interests in JGW LLC for the respective periods because the majority of the benefit for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three months ended June 30, 2016 and 2015, $(4.5) million and $(2.4) million of the $(6.3) million and $(2.0) million total tax benefit, respectively, was specifically attributable to The J.G. Wentworth Company. For the six months ended June 30, 2016 and 2015, $(11.0) million and $(5.5) million of the $(12.9) million and $(5.2) million total tax benefit, respectively, was specifically attributable to The J.G. Wentworth Company. Refer to Note 16 for a description of the Company's income taxes.
Non-controlling interests in the condensed consolidated balance sheets represent the portion of equity attributable to the non-controlling interests of JGW LLC. The allocation of equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling interests in the entity.
All material inter-company balances and transactions are eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to current-period presentation.
Significant Accounting Policies
As of June 30, 2016 there have been no significant changes to the Company's accounting policies as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.
2. Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the six months ended June 30, 2016.
3. Business Combinations
In accordance with ASC 805, Business Combinations ("ASC 805"), the Company accounts for acquisitions by applying the acquisition method of accounting, which requires among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
On July 31, 2015, the Company completed its acquisition of Home Lending. The results of Home Lending are included in the Company's condensed consolidated statements of operations from the date of acquisition and are reported as a separate reportable segment. Home Lending is primarily engaged in originating, selling and servicing residential mortgage loans. Its acquisition represented a major step in the Company's strategy to become a more diversified financial services company.
The final acquisition fair value of the consideration paid was $74.6 million, which consisted of $53.2 million that was initially paid in cash and $13.0 million that was paid through the issuance of 1,572,327 shares of the Company's Class A common stock. The fair value of the 1,572,327 Class A common shares issued was calculated using the closing trading price of the Company's common shares as of the acquisition date. An additional $8.4 million of consideration was accrued to reflect the estimated outcome of certain post-close adjustments included in the stock purchase agreement, of which $7.6 million and $0.8 million was paid in the three months ended March 31, 2016 and December 31, 2015, respectively, and thereby concluded our measurement-period adjustments.
The excess of the consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of $8.4 million which was assigned to the Home Lending reporting segment. We elected to treat the acquisition of the stock as an asset acquisition, and, consequently, the goodwill and the intangible assets are expected to be deductible for income tax purposes under section 197 of the Internal Revenue Code of 1986.

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
4. Goodwill and Intangible Assets
Goodwill by business segment includes the following as of:

	June 30, 2016	December 31, 2015
	(In thousands)
Structured Settlements	$—	$—
Home Lending	8,369	8,369
Total Goodwill	$8,369	$8,369
Intangible assets subject to amortization include the following as of:

	Structured Settlements		Home Lending
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
June 30, 2016
Database	$4,609	$(4,297)	$—	$—
Customer relationships	16,096	(15,668)	—	—
Domain names	486	(455)	—	—
Trade name (1)	613	(52)	1,095	(464)
Affinity relationships	—	—	9,547	(873)
Intangible assets subject to amortization	$21,804	$(20,472)	$10,642	$(1,337)

December 31, 2015
Database	$4,609	$(4,250)	$—	$—
Customer relationships	18,844	(15,375)	—	—
Domain names	486	(450)	—	—
Trade name	—	—	1,095	(228)
Affinity relationships	—	—	9,547	(397)
Intangible assets subject to amortization	$23,939	$(20,075)	$10,642	$(625)
(1) During the three months ended June 30, 2016, the trade name the Company acquired in connection with the Company's 2011 acquisition of Orchard Acquisition Company ("OAC") was determined to be a definite-lived asset, subject to amortization. As of June 30, 2016 and December 31, 2015, the carrying value of this trade name was $0.6 million and $3.3 million, respectively.
Amortization expense for the three months ended June 30, 2016 and 2015 was $0.5 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $1.1 million and $0.9 million, respectively. Amortization of intangible assets is included in depreciation and amortization in the Company's condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Estimated future amortization expense for amortizable intangible assets for the six months ending December 31, 2016 and for each of the succeeding five calendar years and thereafter is as follows:

Estimated Future Amortization Expense
(In thousands)
Remainder of 2016	$969
2017	1,743
2018	1,560
2019	1,035
2020	957
2021	954
Thereafter	3,419
Total future amortization expense	$10,637
As of June 30, 2016 and December 31, 2015, the carrying value of Home Lending's indefinite-lived licenses and approvals intangible asset was $13.2 million.
We evaluate the carrying value of our goodwill and our long-term assets, including finite and indefinite-lived intangible assets, when events or circumstances warrant such a review. During the three months ended June 30, 2016, due to (i) the operating results of the Structured Settlements reporting unit (which is the same as the Structured Settlements reportable segment for segment reporting purposes) being lower than the forecasted results included in our 2015 annual impairment testing conducted as of October 1, 2015, combined with (ii) a continued decline in the stock price of the Company's Class A common stock, the Company was required to: (i) test for potential impairment for Structured Settlements' indefinite-lived intangibles, (ii) test for potential impairment for Structured Settlements' definite-lived intangibles assets and (iii) perform a step 1 impairment analysis on the goodwill for the Home Lending reporting unit.
The fair value of the indefinite-lived trade name asset acquired by the Company in connection with the 2011 acquisition of OAC was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the "relief from royalty" method was used, which incorporated the following key assumptions: (i) projected long-term revenues directly attributable to the trade name; (ii) a discount rate developed using a weighted average cost of capital analysis; and (iii) a royalty rate based on an analysis of royalty licensing data. As a result of this analysis, the Company determined the trade name within the Structured Settlements reporting unit was impaired and recorded an impairment charge of $2.8 million in its condensed consolidated statements of operations for the three and six months ended June 30, 2016. We also determined that our trade name asset was a definite-lived intangible asset, and, consequently, its carrying value of $0.6 million as of June 30, 2016 will be amortized over three years, which is the period we expect the asset to contribute directly or indirectly to future cash flows of the Company.
The fair value of the definite-lived customer relationships asset within the Structured Settlements reporting unit was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is also considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the income approach was used, which incorporated the following key assumptions: (i) projected long-term revenues directly attributable to the customer relationships; (ii) a discount rate developed using a cost of equity analysis; and (iii) contributory asset charges attributable to the asset. As a result of this analysis, the Company determined the customer relationships definite-lived intangible asset within the Structured Settlements reporting unit was impaired and recorded an impairment charge of $2.7 million in its condensed consolidated statements of operations for the three and six months ended June 30, 2016. We continually evaluate whether events or changes in circumstances have occurred that may warrant revision to the estimated useful lives of our finite and indefinite-lived intangible assets. The carrying value of the definite-lived customer relationships asset was $0.4 million as of June 30, 2016.
During the three months ended June 30, 2016, we determined that the remaining useful lives of our definite-lived intangible assets within the Structured Settlements reporting unit, namely databases and customer relationships, were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years.
We used a combination of income and market approaches to estimate the fair value of the Company's Home Lending reporting unit as of April 1, 2016. The income approach utilized multi-year cash flow projections that incorporated projected long-term growth rates and a discount rate based on a cost of equity analysis. The market approach estimated the reporting unit's fair

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

value based on various prices and financial ratios from similar publicly traded companies and market transactions. As a result of this analysis, the fair value of the Home Lending reporting unit exceeded its carrying value by 29%.
While management believes its assumptions are reasonable and will continuously evaluate for future potential impairment indicators, there can be no assurance that estimates and assumptions made for purposes of its impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by our intangible assets and reporting units, an increase in discount rate, and/or a decrease in our internal projected revenues used in the discounted cash flow model could result in future impairment charges.
5. Fair Value Measurements
Under ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. U.S. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below:

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

•	Level 3 — inputs to the valuation methodology are unobservable, reflecting the entity's own assumptions about assumptions market participants would use in pricing the asset or liability.
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Fair value is a market based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity specific measure. Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the assets or liabilities at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company also evaluates various factors to determine whether certain transactions are orderly and may make adjustments to transactions or quoted prices when the volume and level of activity for an asset or liability have decreased significantly.
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
The following describes the methods used in estimating the fair values of certain financial statement items:
For assets and liabilities measured at fair value in the condensed consolidated financial statements:
Marketable securities — The fair value of investments in marketable securities is based on quoted market prices.
VIE and other finance receivables, at fair value, and VIE long-term debt issued by securitization and permanent financing trusts, at fair value — The estimated fair value of VIE finance receivables, at fair value, other finance receivables, at fair value, and VIE long-term debt issued by securitization and permanent financing trusts, at fair value, is determined based on a discounted cash flow model using expected future collections discounted at a calculated rate as described below.
For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the "Trusts"). The waterfall includes fees to operate the Trusts (servicing fees, administrative fees, etc.), note holder principal and note holder interest. Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation. Refer to Note 14 for additional information. The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the Company as the retained interest holder.
The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either: (i) market indices that are highly correlated with the spreads from the Company's previous securitizations and asset sales or (ii) the Company's most recent securitization or asset sale if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Trusts, such as years to maturity and credit grade. The debt's fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt's fair value. The debt's fair value interest rates are blended using the debt's principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables' asset cash flows. In addition, the Company considers transformation costs and profit margin associated with its securitizations to derive the fair value of its finance receivables' asset cash flows. The finance receivables' residual cash flows remaining after the projected obligations of the Trusts are satisfied and are discounted using a separate yield based on an assumed rating of the residual tranche (9.89% and 8.30% as of June 30, 2016 and December 31, 2015, respectively, with a weighted average life of 20 years as of both dates).
The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation. Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair value, in the Company's condensed consolidated balance sheets. The associated debt's projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair value.
For finance receivables not yet securitized, the Company uses the calculated spreads based on market indices, while also considering transformation costs and profit margin to determine the fair value yield adjusting for expected losses and applying the residual yield for the cash flows the Company projects would make up the retained interest in a securitization.
For the Company's Life Contingent Structured Settlements ("LCSS") receivables and long-term debt issued by its related permanent financing trusts, the blended weighted average discount rate of the LCSS receivables at the time of borrowing (which occurs frequently throughout the year) is used to determine the fair value of the receivables' cash flows. The residual cash flows relating to the LCSS receivables are discounted using a separate yield based on the assumed rating of the residual tranche reflecting the life contingent feature of these receivables.
Mortgage loans held for sale, at fair value — The fair value of mortgage loans held for sale is calculated using observable market information including pricing from actual market transactions, investor commitment prices, or broker quotations.
Mortgage servicing rights, at fair value — The Company uses a discounted cash flow approach to estimate the fair value of MSRs incorporating assumptions management believes market participants would use in determining the fair value. The assumptions used in the estimation of the fair value of MSRs include contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, the float rate, the inflation rate, prepayment speeds and default rates.
Interest rate lock commitments, at fair value — The Company estimates the fair value of interest rate lock commitments ("IRLCs") based on the value of the underlying mortgage loan, quoted mortgage backed securities ("MBS") prices and estimates of the fair value of the MSRs and the probability, commonly referred to as the "pull-through" rates, that the mortgage loan will close within the terms of the IRLCs. These "pull-through" rates are based on the Company's historical data and reflect the Company's best estimate of the likelihood that a commitment will ultimately result in a closed loan.
VIE derivative liabilities, at fair value — The fair value of interest rate swaps is based on pricing models which consider current interest rates and the amount and timing of cash flows.
Forward sale commitments, at fair value — The fair value of forward sale commitments is based on pricing models which consider current interest rates and the amount and timing of cash flows.
Assets and liabilities for which fair value is only disclosed in the notes to the condensed consolidated financial statements:
VIE and other finance receivables, net of allowances for losses — The fair value of structured settlement, annuity, and lottery receivables is estimated based on the present value of future expected cash flows using discount rates commensurate with the risks involved. The fair value of pre-settlement funding transactions and attorney cost financing is based on expected losses and historical loss experience associated with the respective receivables using management's best estimate of the key assumptions regarding credit losses.
Other receivables, net of allowances for losses — The estimated fair value of advances receivable and certain other receivables, which are generally recovered in less than three months, is equal to the carrying amount. The carrying value of other receivables which have expected recoverability of greater than three months, which consist primarily of a note receivable, are estimated based on the present value of future expected cash flows using management's best estimate of certain key assumptions, including discount rates commensurate with the risks involved.
Term loan payable — The estimated fair value of the term loan payable is based on recently executed transactions and market price quotations obtained from third parties.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

VIE borrowings under revolving credit facilities and other similar borrowings — The estimated fair value of borrowings under revolving credit facilities and other similar borrowings is based on the borrowing rates for debt with similar terms and remaining maturities.
Other borrowings under revolving credit facilities and other similar borrowings — The estimated fair value of borrowings under revolving credit facilities and similar borrowings is based on the borrowing rates for debt with similar terms and remaining maturities.
VIE long-term debt — The estimated fair value of VIE long-term debt is based on fair value borrowing rates available to the Company based on recently executed transactions with similar underlying collateral characteristics, reflecting the specific terms and conditions of the debt.
Installment obligations payable — Installment obligations payable are reported at contract value determined based on changes in the measuring indices selected by the obligees under the terms of the obligations over the length of the obligations. The fair value of installment obligations payable is estimated to be equal to the carrying value.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on the Company's condensed consolidated balance sheets as of:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
June 30, 2016:
Assets
Marketable Securities:
Equity securities
US large cap	$26,755	$—	$—	$26,755
US mid cap	4,724	—	—	4,724
US small cap	5,866	—	—	5,866
International	10,449	—	—	10,449
Other equity	4,061	—	—	4,061
Total equity securities	51,855	—	—	51,855
Fixed income securities
US fixed income	18,916	—	—	18,916
International fixed income	1,316	—	—	1,316
Other fixed income	—	—	—	—
Total fixed income securities	20,232	—	—	20,232
Other securities
Cash & cash equivalents	4,170	—	—	4,170
Alternative investments	891	—	—	891
Annuities	2,282	—	—	2,282
Total other securities	7,343	—	—	7,343
Total marketable securities	79,430	—	—	79,430
VIE and other finance receivables, at fair value	—	—	4,430,942	4,430,942
Mortgage loans held for sale, at fair value	—	228,229	—	228,229
Mortgage servicing rights, at fair value	—	—	31,126	31,126
Interest rate lock commitments, at fair value (1)	—	—	14,293	14,293
Total Assets	$79,430	$228,229	$4,476,361	$4,784,020

Liabilities
VIE derivative liabilities, at fair value	$—	$74,813	$—	$74,813
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,030,306	4,030,306
Forward sale commitments, at fair value (2)	—	3,779	—	3,779
Total Liabilities	$—	$78,592	$4,030,306	$4,108,898
(1) Included in other assets on the Company's condensed consolidated balance sheet.
(2) Included in other liabilities on the Company's condensed consolidated balance sheet.

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
Fixed income securities
US fixed income	16,945	—	—	16,945
International fixed income	1,217	—	—	1,217
Other fixed income	—	—	—	—
Total fixed income securities	18,162	—	—	18,162
Other securities
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
(1) Included in other assets on the Company's condensed consolidated balance sheet.
(2) Included in other liabilities on the Company's condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company's quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(In thousands)
June 30, 2016
Assets
VIE and other finance receivables, at fair value	$4,430,942	Discounted cash flow	Discount rate	2.36% - 13.69% (3.56%)
Mortgage servicing rights, at fair value	31,126	Discounted cash flow	Discount rate	9.50% - 14.07% (10.21%)
			Prepayment speed	6.81% - 24.40% (10.02%)
			Cost of servicing	$65 - $90 ($74)
Interest rate lock commitments, at fair value	14,293	Internal model	Pull-through rate	32.00% - 100.00% (68.28%)
Total Assets	$4,476,361

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$4,030,306	Discounted cash flow	Discount rate	1.09% - 12.25% (3.09%)
Total Liabilities	$4,030,306

December 31, 2015
Assets
VIE and other finance receivables, at fair value	$4,386,147	Discounted cash flow	Discount rate	3.33% - 12.30% (4.47%)
Mortgage servicing rights, at fair value	29,287	Discounted cash flow	Discount rate	9.54% - 14.06% (10.27%)
			Prepayment speed	8.24% - 20.56% (9.06%)
			Cost of servicing	$65 - $90 ($75)
Interest rate lock commitments, at fair value	4,934	Internal model	Pull-through rate	37.44% - 100.00% (74.91%)
Total Assets	$4,420,368

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$3,928,818	Discounted cash flow	Discount rate	1.69% - 12.30% (4.13%)
Total Liabilities	$3,928,818
A significant unobservable input used in the fair value measurement of most of the Company's assets and liabilities measured at fair value using unobservable inputs (Level 3) is the discount rate. Significant increases (decreases) in the discount rate used to estimate fair value in isolation would result in a significantly lower (higher) fair value measurement of the corresponding asset or liability. An additional significant unobservable input used in the fair value measurement of mortgage servicing rights, at fair value, is prepayment speed. Significant increases (decreases) in the prepayment speed used to estimate the fair value of mortgage servicing rights in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cost of servicing used to estimate the fair value of mortgage servicing rights in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the pull-through rate used to estimate the fair value of IRLCs in isolation would result in a significantly higher (lower) fair value measurement.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2016 and 2015 were as follows:

	VIE and other finance receivables, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value	Total
	(In thousands)
Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$4,420,368
Total included in earnings (losses):			0
Unrealized gains	221,770	1,839	14,293	237,902
Realized gain on sale of finance receivable	54,219	—	—	54,219
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	138,911	—	—	138,911
Interest accreted	91,850	—	—	91,850
Payments received	(249,833)	—	—	(249,833)
Sale of finance receivables	(212,122)	—	—	(212,122)
Transfers to/from other balance sheet line items	—	—	(4,934)	(4,934)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30, 2016	$4,430,942	$31,126	$14,293	$4,476,361
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
June 30, 2016	$221,770	$1,839	$14,293	$237,902

Balance as of December 31, 2014	$4,523,835	$—	$—	$4,523,835
Total included in earnings (losses):			0
Unrealized losses	(87,526)	—	—	(87,526)
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	200,314	—	—	200,314
Interest accreted	79,648	—	—	79,648
Payments received	(246,631)	—	—	(246,631)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30, 2015	$4,469,640	$—	$—	$4,469,640
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
June 30, 2015	$(87,526)	$—	$—	$(87,526)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2016 and 2015 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2015	$3,928,818
Total included in (earnings) losses:
Unrealized losses	266,517
Issuances	5,670
Interest accreted	(15,695)
Repayments	(155,004)
Transfers in and/or out of Level 3	—
Balance as of June 30, 2016	$4,030,306
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
June 30, 2016	$266,517

Balance as of December 31, 2014	$4,031,864
Total included in (earnings) losses:
Unrealized gains	(135,559)
Issuances	220,229
Interest accreted	(25,627)
Repayments	(152,167)
Transfers in and/or out of Level 3	—
Balance as of June 30, 2015	$3,938,740
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
June 30, 2015	$(134,966)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Realized and unrealized gains and losses included in revenues in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 are reported in the following revenue categories:

	VIE and other finance receivables and long-term debt, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value
	(In thousands)
Net gains included in revenues for the three months ended June 30, 2016	$9,181	$962	$14,293
Unrealized (losses) gains for the three months ended June 30, 2016 relating to assets and long-term debt still held as of June 30, 2016	$(23,378)	$962	$14,293
Net gains included in revenues for the six months ended June 30, 2016	$9,472	$1,839	$14,293
Unrealized (losses) gains for the six months ended June 30, 2016 relating to assets and long-term debt still held as of June 30, 2016	$(44,747)	$1,839	$14,293
Net gains included in revenues for the three months ended June 30, 2015	$3,291	$—	$—
Unrealized gains for the three months ended June 30, 2015 relating to assets and long-term debt still held as of June 30, 2015	$3,291	$—	$—
Net gains included in revenues for the six months ended June 30, 2015	$48,033	$—	$—
Unrealized gains for the six months ended June 30, 2015 relating to assets and long-term debt still held as of June 30, 2015	$47,440	$—	$—

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company discloses fair value information about financial instruments, whether or not recorded at fair value in the Company's condensed consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company's financial instruments are as follows:

	June 30, 2016		December 31, 2015
	(In thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets:
VIE and other finance receivables, at fair value	$4,430,942	$4,430,942	$4,386,147	$4,386,147
VIE and other finance receivables, net of allowance for losses (1)	92,803	100,029	103,609	110,342
Other receivables, net of allowance for losses	17,783	17,783	16,285	16,285
Mortgage loans held for sale, at fair value	228,229	228,229	124,508	124,508
Mortgage servicing rights, at fair value	31,126	31,126	29,287	29,287
Marketable securities	79,430	79,430	84,994	84,994
Interest rate lock commitments, at fair value (2)	14,293	14,293	4,934	4,934
Financial liabilities:
Term loan payable (1)	160,742	441,680	325,558	440,181
VIE derivative liabilities, at fair value	74,813	74,813	66,519	66,519
VIE borrowings under revolving credit facilities and other similar borrowings (1)	22,271	19,266	53,737	48,828
Other borrowings under revolving credit facilities and other similar borrowings	221,279	221,651	122,243	122,243
VIE long-term debt (1)	190,311	196,941	194,211	199,363
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,030,306	4,030,306	3,928,818	3,928,818
Forward sale commitments, at fair value (3)	3,779	3,779	147	147
Installment obligations payable	79,430	79,430	84,994	84,994
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

	June 30, 2016	December 31, 2015
	(In thousands)
Maturity value	$6,614,322	$6,876,687
Unearned income	(2,183,380)	(2,490,540)
Net carrying amount	$4,430,942	$4,386,147

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Encumbrances on VIE and other finance receivables, at fair value were as follows:

Encumbrance	June 30, 2016	December 31, 2015
	(In thousands)
VIE securitization debt (2)	$4,301,523	$4,236,520
$100.0 million credit facility (JGW-S III)(1)	28,260	1,664
$300.0 million credit facility (JGW V)(1)	—	54,306
$100.0 million permanent financing related to 2011-A (2)	91,898	83,968
Encumbered VIE finance receivables, at fair value	4,421,681	4,376,458
Not encumbered	9,261	9,689
Total VIE and other finance receivables, at fair value	$4,430,942	$4,386,147
(1) Refer to Note 11.
(2) Refer to Note 14.
As of June 30, 2016 and December 31, 2015, the residual cash flows from the Company's finance receivables, at fair value, were pledged as collateral for the Residual Term Facility. Refer to Note 13 for additional information.
In February 2016, the Company completed a sale of the first pool of assets associated with its 2016-1 direct asset sale in which $151.5 million of total receivable balances ("TRB") purchases were sold for $91.3 million. The Company recognized a $21.7 million gain, which is included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations. In April 2016, the Company completed a sale of the second pool of assets associated with its 2016-1 direct asset sale in which $115.8 million of TRB purchases were sold for $70.0 million, and the Company realized an $18.6 million gain, which is included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.  In June 2016, the Company completed a sale of the first pool of assets associated with its 2016-2 direct asset sale in which $81.3 million of TRB purchases were sold for $50.8 million. In conjunction with this transaction, the Company realized a $13.9 million gain which is included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.  No servicing asset or liability was recognized in connection with the Company's direct asset sales.
The Company is engaged to service certain finance receivables it sold to third parties. Servicing fee revenue related to those receivables is included in servicing, broker, and other fees in the Company's condensed consolidated statements of operations and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Servicing fee income	$225	$203	$434	$415

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7. VIE and Other Finance Receivables, net of Allowance for Losses
VIE and other finance receivables, net of allowance for losses consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Structured settlements and annuities	$69,546	$72,121
Less: unearned income	(43,662)	(45,825)
	25,884	26,296
Lottery winnings	67,617	70,589
Less: unearned income	(18,453)	(20,153)
	49,164	50,436
Pre-settlement funding transactions	35,305	44,299
Less: deferred revenue	(788)	(1,144)
	34,517	43,155
Attorney cost financing	679	821
Less: deferred revenue	—	—
	679	821
VIE and other finance receivables, gross	110,244	120,708
Less: allowance for losses	(10,215)	(10,366)
VIE and other finance receivables, net of allowances	$100,029	$110,342
Encumbrances on VIE and other finance receivables, net of allowance for losses are as follows:

Encumbrance	June 30, 2016	December 31, 2015
	(In thousands)
VIE long-term debt (2)	$68,354	$69,691
$35.0 million pre-settlement credit facility (1)	18,152	25,401
$45.1 million long-term pre-settlement facility (2)	3,186	3,533
$2.5 million long-term facility (2)	1,207	1,249
Encumbered VIE finance receivables, net of allowances	90,899	99,874
Not encumbered	9,130	10,468
Total VIE and other finance receivables, net of allowances	$100,029	$110,342
(1) Refer to Note 11.
(2) Refer to Note 13.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for losses for VIE and other finance receivables is as follows:

	Structured settlements and annuities	Lottery winnings	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
Three Months Ended June 30, 2016
Allowance for losses:
Balance as of March 31, 2016	$(69)	$—	$(9,957)	$(284)	$(10,310)
Provision for loss	(22)	(4)	(745)	—	(771)
Charge-offs	30	4	839	—	873
Recoveries	(7)	—	—	—	(7)
Balance as of June 30, 2016	$(68)	$—	$(9,863)	$(284)	$(10,215)

Six Months Ended June 30, 2016
Allowance for losses:
Balance as of December 31, 2015	$(69)	$—	$(10,013)	$(284)	$(10,366)
Provision for loss	103	(4)	(1,767)	—	(1,668)
Charge-offs	30	4	1,917	—	1,951
Recoveries	(132)	—	—	—	(132)
Balance as of June 30, 2016	$(68)	$—	$(9,863)	$(284)	$(10,215)

Individually evaluated for impairment	$(68)	$—	$(2,191)	$(284)	$(2,543)
Collectively evaluated for impairment	—	—	(7,672)	—	(7,672)
Balance as of June 30, 2016	$(68)	$—	$(9,863)	$(284)	$(10,215)

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,816	$49,164	$61	$395	$75,436
Collectively evaluated for impairment	—	—	24,593	—	24,593
Balance as of June 30, 2016	$25,816	$49,164	$24,654	$395	$100,029

Three Months Ended June 30, 2015
Allowance for losses:
Balance as of March 31, 2015	$(54)	$(3)	$(10,063)	$(283)	$(10,403)
Provision for loss	(83)	(69)	(1,467)	—	(1,619)
Charge-offs	88	69	898	—	1,055
Recoveries	(1)	—	—	—	(1)
Balance as of June 30, 2015	$(50)	$(3)	$(10,632)	$(283)	$(10,968)

Six Months Ended June 30, 2015
Allowance for losses:
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)
Provision for loss	(108)	(69)	(2,780)	—	(2,957)
Charge-offs	117	69	1,934	—	2,120
Recoveries	(3)	—	—	—	(3)
Balance as of June 30, 2015	$(50)	$(3)	$(10,632)	$(283)	$(10,968)

Individually evaluated for impairment	$(50)	$(3)	$(2,692)	$—	$(2,745)
Collectively evaluated for impairment	—	—	(7,940)	(283)	(8,223)
Balance as of June 30, 2015	$(50)	$(3)	$(10,632)	$(283)	$(10,968)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,440	$55,318	$232	$—	$81,990
Collectively evaluated for impairment	—	—	42,943	760	43,703
Balance as of June 30, 2015	$26,440	$55,318	$43,175	$760	$125,693

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Management makes estimates in determining the allowance for losses on finance receivables. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions and delinquency rates. Because the allowance for losses is dependent on general and other economic conditions beyond the Company's control, it is possible that the estimate for the allowance for losses could differ materially from the currently reported amount in the near term.
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
Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of June 30, 2016, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $14.5 million and $0.4 million, respectively. As of December 31, 2015, the Company had discontinued recognition of income on pre-settlement funding transactions and attorney cost financing receivables in the amount of $12.2 million and $0.4 million, respectively.
Pre-settlement funding transactions and attorney cost financing are usually outstanding for a period of time exceeding one year. The Company assesses the status of the individual pre-settlement funding transactions to determine whether there are any case specific concerns that need to be addressed and included in the allowance for losses on finance receivables. The Company also analyzes pre-settlement funding transactions on a portfolio basis based on the age of the advances, as the ability to collect is correlated to the duration of time the advances are outstanding.
The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	June 30, 2016	December 31, 2015
	(In thousands)
2009	$883	$1,229
2010	2,510	2,759
2011	4,958	5,597
2012	4,825	6,212
2013	5,730	6,772
2014	13,701	17,773
2015	2,698	3,957
2016	—	—
Total	$35,305	$44,299
Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing $9.9 million and $0.3 million, respectively, as of June 30, 2016, and $10.0 million and $0.3 million, respectively, as of December 31, 2015.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
June 30, 2016
Structured settlements and annuities	$2	$2	$72	$76	$25,808	$25,884	$—
Lottery winnings	1	2	222	225	48,939	49,164	—
Total	$3	$4	$294	$301	$74,747	$75,048	$—

December 31, 2015
Structured settlements and annuities	$9	$8	$481	$498	$25,729	$26,227	$—
Lottery winnings	3	3	206	212	50,224	50,436	—
Total	$12	$11	$687	$710	$75,953	$76,663	$—
Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.
8. Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Unpaid principal balance of mortgage loans held for sale	$219,164	$120,253
Fair value adjustment	9,065	4,255
Mortgage loans held for sale, at fair value	$228,229	$124,508
A reconciliation of the changes in mortgage loans held for sale, at fair value, is presented in the following table:

Mortgage Loans Held for Sale
(In thousands)
Balance as of December 31, 2015	$124,508
Originations and purchases of mortgage loans held for sale, net of fees	1,426,472
Proceeds from sale of and principal payments on mortgage loans held for sale	(1,357,105)
Net change in fair value of mortgage loans held for sale	34,354
Balance as of June 30, 2016	$228,229
As the named servicer, the Company has the option to purchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. In accordance with ASC 860 the Company recorded an asset and a liability, included within other assets and other liabilities on the condensed consolidated balance sheets, equal to the principal amount of the loans of $36.3 million and $45.8 million as of June 30, 2016 and December 31, 2015, respectively.
For the six months ended June 30, 2016, the Company purchased $12.6 million of mortgage loans from Ginnie Mae securitization pools with the intent to re-pool them into new Ginnie Mae securitizations or otherwise to sell to third-party investors.
The Company did not have any mortgage loans held for sale on non-accrual status as of June 30, 2016 or December 31, 2015.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Loan Servicing and Repurchase Reserve
Mortgage loans sold to investors by the Company which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. The Company has established a reserve for potential losses related to these representations and warranties. The Company has also established a reserve for potential losses related to impaired loans within its servicing portfolio. In assessing the adequacy of the reserve, the Company evaluates various factors including actual write-offs during the period, historical loss experience, known delinquent loans and GSE guidelines. Actual losses incurred are reflected as write-offs against the reserve liability. The loan servicing and repurchase reserve is included in other liabilities on the Company's condensed consolidated balance sheets. The associated expense is included in the provision for losses in the condensed consolidated statements of operations.
The activity in the loan servicing and repurchase reserve was as follows:

Loan Servicing and Repurchase Reserve
(In thousands)
Balance as of December 31, 2015	$2,575
Provision for loan servicing and repurchases	865
Write-offs, net	(964)
Balance as of June 30, 2016	$2,476
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
9. Mortgage Servicing Rights, at Fair Value
The activity of MSRs was as follows:

MSRs
(In thousands)
Balance as of December 31, 2015	$29,287
Additions due to loans sold, servicing retained	6,103
Reductions due to loan payoffs and foreclosures	(2,939)
Fair value adjustment	(1,325)
Balance as of June 30, 2016	$31,126
The unpaid principal balance of mortgage loans serviced was $3.3 billion as of June 30, 2016 and $3.0 billion as of December 31, 2015. Conforming conventional loans serviced by the Company are sold to Fannie Mae or Freddie Mac on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac, and not the Company. Similarly, the government loans serviced by the Company are secured through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA or other GSEs.
The key assumptions used in determining the fair value of the Company's MSRs were as follows:

	June 30, 2016	December 31, 2015
Range (Weighted Average)
Discount rate	9.50% - 14.07% (10.21%)	9.54% - 14.06% (10.27%)
Prepayment speed	6.81% - 24.40% (10.02%)	8.24% - 20.56% (9.06%)
Cost of servicing	$65 - $90 ($74)	$65 - $90 ($75)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values are as follows:

	June 30, 2016	December 31, 2015
Discount rate:
Effect on value - 100 basis points adverse change	$(1,113)	$(1,082)
Effect on value - 200 basis points adverse change	$(2,151)	$(2,088)
Prepayment speeds:
Effect on value - 5% adverse change	$(637)	$(542)
Effect on value - 10% adverse change	$(1,234)	$(1,085)
Cost of servicing:
Effect on value - 5% adverse change	$(243)	$(232)
Effect on value - 10% adverse change	$(487)	$(463)
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
10. Term Loan Payable
The Company has a senior secured credit facility (the "Credit Facility") that consists of a term loan (the "Term Loan") with an outstanding principal balance of $449.5 million as of June 30, 2016 and December 31, 2015, and a $20.0 million revolving commitment. There are no principal payments due on the Term Loan until its maturity in February 2019. The revolving commitment matures in August 2017. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility.
At each interest reset date, the Company has the option to elect that the Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the Term Loan accrues at either Libor or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at Prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of June 30, 2016, the interest rate on the Term Loan was 7.00%, as it is currently a Eurodollar loan. The revolving commitment has the same interest rate terms as the Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.
The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of June 30, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. Had the leverage ratio requirement been applicable as of June 30, 2016 or December 31, 2015, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including incurring additional indebtedness and liens, making investments, transacting with affiliates, disposing of assets, and various other activities.
In addition, the Credit Facility limits, with certain exceptions, certain of the Company's subsidiaries from paying cash dividends and making loans to the Company, the calculation of which is performed annually as of the end of each fiscal year.
Interest expense relating to the Term Loan for the three months ended June 30, 2016 and 2015 was approximately $10.1 million and $10.0 million, respectively. Interest expense relating to the Term Loan for the six months ended June 30, 2016 and 2015 was approximately $20.2 million and $20.0 million, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

11. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
VIE borrowings under revolving credit facilities and other similar borrowings on the condensed consolidated balance sheets consist of the following as of:

	Entity	June 30, 2016	December 31, 2015
		(In thousands)
$100.0 million variable funding note facility with interest payable monthly (6.5% as of June 30, 2016 and December 31, 2015). The commitment period ends on May 19, 2018 and is collateralized by JGW-S III, LLC ("JGW-S III") structured settlements receivables. JGW-S III is charged monthly an unused fee (0.75% as of June 30, 2016 and December 31, 2015) per annum for the undrawn balance of its line of credit.	JGW-S III	$18,280	$1,024
$300.0 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate is 3.3% plus either the LIBOR or the Commercial Paper rate depending on the lender (3.76% and 4.03% at June 30, 2016 and 3.24% and 3.52% at December 31, 2015). Tranche B rate is 5.8% plus LIBOR (6.26% as of June 30, 2016 and 5.74% at December 31, 2015). The commitment period ends on July 24, 2017 and is collateralized by JGW V, LLC's ("JGW V") structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	—	38,153
Term advance facility, consisting of a single class requiring minimum principal payments with interest payable monthly at the lender's "prime rate" plus 1.00%, subject to a floor of 4.50% (4.50% at June 30, 2016 and December 31, 2015). The facility is collateralized by certain pre-settlement receivables. The facility terminates on December 31, 2017.	Peach One	986	9,651
Total VIE borrowings under revolving credit facilities and other similar borrowings		$19,266	$48,828
In January 2016, the Company terminated a $50.0 million credit facility which had no outstanding balance as of December 31, 2015. The facility had an original maturity date of October 2, 2016 and was collateralized by JGW IV, LLC structured settlement and annuity receivables. Interest was payable monthly at the rate of LIBOR plus an applicable margin (3.49% at December 31, 2015) and there was an unused fee of 0.50% per annum for the undrawn balance of this line of credit. No fees were paid to terminate this facility. The Company expensed $0.5 million of unamortized debt issuance costs during the three months ended March 31, 2016 in connection with the termination of this credit facility, which was included in interest expense in the Company's condensed consolidated statements of operations.
In May 2016, the Company terminated its $100.0 million credit facility for JGW VII. The facility had an original maturity date of November 15, 2016 and was collateralized by JGW VII, LLC's structured settlement, annuity and lottery receivables. The Company expensed $1.1 million of unamortized debt issuance costs during the three months ended June 30, 2016 in connection with the termination of this credit facility, which was included in interest expense in the Company's condensed consolidated statements of operations.
In May 2016, the Company modified the terms of its $300.0 million multi-tranche and lender credit facility, extending the commitment termination date from July 24, 2016 to July 24, 2017 and changing the facility termination date to November 13, 2017. As part of the modification, the base interest rate on each tranche was increased by 0.30%. The Company incurred $1.5 million in debt issuance costs in connection with the modification which will be amortized over the life of the facility and included in interest expense in the Company's condensed consolidated statements of operations.
In May 2016, the commitment period of the $100.0 million credit facility of JGW-S III, LLC was modified to end on May 19, 2018 followed by an 18 month amortization period. The facility originally had a 2-year revolving period upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048.
Interest expense, including unused fees, for the three months ended June 30, 2016 and 2015 related to VIE borrowings under revolving credit facilities and other borrowings was $2.7 million and $2.0 million, respectively. Interest expense, including unused fees, for the six months ended June 30, 2016 and 2015 related to VIE borrowings under revolving credit facilities and other similar borrowings was $5.2 million and $4.4 million, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of June 30, 2016 and December 31, 2015 was 6.39% and 4.15%, respectively.
12. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
Lines of Credit
The Company had the following lines of credit with various financial institutions, which are primarily used for funding of mortgage loans held for sale:

	June 30, 2016	December 31, 2015
	(In thousands)
$20.0 million warehouse line of credit maturing on July 6, 2016 with an interest rate of LIBOR plus 2.25%, subject to a floor of 2.50% (2.72% as of June 30, 2016 and 2.68% as of December 31, 2015). The facility does not incur a non-usage fee.	$15,446	$9,414
$50.0 million warehouse line of credit maturing on July 10, 2016 with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.40% (2.62% as of June 30, 2016 and 2.68% as of December 31, 2015) and a non-usage fee of 0.25%.	41,962	32,611
$40.0 million warehouse line of credit maturing on July 31, 2016 with an interest rate of LIBOR plus 2.60%, subject to a floor of 3.10% (3.10% as of June 30, 2016 and December 31, 2015) and a non-usage fee of 0.25%.	35,330	16,031
$45.0 million warehouse line of credit maturing on September 1, 2016 with an interest rate of LIBOR plus 2.25% (2.72% as of June 30, 2016 and 2.68% as of December 31, 2015). The facility does not incur a non-usage fee.	43,500	26,657
$95.0 million warehouse line of credit maturing on February 10, 2017 with an interest rate of LIBOR plus 2.35%, subject to a floor of 2.50% (2.82% as of June 30, 2016 and 2.68% as of December 31, 2015) and a non-usage fee of 0.25%.	81,413	33,530
$6.0 million operating line of credit maturing July 6, 2016 with an interest rate of Prime plus 0.50%, subject to a floor of 5.00% (5.00% as of June 30, 2016 and December 31, 2015) and a non-usage fee of 0.50%.	4,000	4,000
Total other borrowings under revolving credit facilities and other similar borrowings	$221,651	$122,243
In July 2016, the Company modified the terms of its $50.0 million warehouse line of credit facility and extended the maturity through January 6, 2017. Under the modified terms, the committed amount will decrease to $45.0 million as of August 15, 2016 and subsequently decrease by $5.0 million each month until maturity.
In July 2016, the Company extended its $40.0 million warehouse line credit facility through September 14, 2016.
In August 2016, the Company increased the capacity of its $20.0 million warehouse line of credit and its $6.0 million operating line of credit to $75.0 million and $10.0 million, respectively, and extended the maturity date of each line of credit through June 16, 2017.
Interest expense, including unused fees, for the three and six months ended June 30, 2016 related to other borrowings under revolving credit facilities and other similar borrowings was $1.5 million and $2.3 million, respectively. The weighted average interest rate on outstanding other borrowings under these revolving credit facilities and other similar borrowings for the three and six months ended June 30, 2016 was 2.89% and 2.82%, respectively.
As of June 30, 2016, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of June 30, 2016. Additionally, as of June 30, 2016, the Company had pledged MSRs as collateral under the above operating line of credit.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

13. VIE Long-Term Debt
The VIE long-term debt consisted of the following as of:

	June 30, 2016	December 31, 2015
	(In thousands)
PLMT Permanent Facility	$39,811	$41,265
Residual Term Facility	130,324	130,832
Long-Term Pre-settlement Facility	6,365	6,590
2012-A Facility	889	944
LCSS Facility (2010-C)	12,393	12,573
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$196,941	$199,363
PLMT Permanent Facility
The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The interest rates on this loan were 1.72% and 1.68% at June 30, 2016 and December 31, 2015, respectively. The loan matures on October 30, 2040.
The debt agreement with the counterparty requires Peachtree Lottery Master Trust ("PLMT") to hedge the notional amount of the debt with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value, in the Company's condensed consolidated balance sheets.
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
Long-Term Pre-settlement Facility
In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions, of which, $6.4 million and $6.6 million principal amount remained outstanding as of June 30, 2016 and December 31, 2015, respectively. Interest accrues on the notes at a rate of 9.25% per annum with interest and principal payable monthly from the cash receipts of collateralized pre-settlement funding transactions. In June 2016, the maturity date of each of the notes was extended until the sale of the collateral at which point, the proceeds will be distributed to the holders of the notes in full satisfaction of the Company's debt obligations.
2012-A Facility
In December 2012, the Company issued a series of notes collateralized by structured settlements. The proceeds to the Company from the issuance of the notes were $2.5 million and interest accrues on the notes at a fixed interest rate of 9.25% per annum. Interest and principal are payable monthly from cash receipts of collateralized structured settlement receivables. The notes mature on June 15, 2024.
Long-Term Debt for Life Contingent Structured Settlements (2010-C & 2010-D)
Long-Term Debt (2010-C)
In November 2010, the Company issued a private asset class securitization note ("2010-C") registered under Rule 144A under the Securities Act of 1933, as amended ("Rule 144A"). The 2010-C bond issuance of $12.9 million is collateralized by life-contingent structured settlements. 2010-C accrues interest at 10% per annum and matures on March 15, 2039.
The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.
Long-Term Debt (2010-D)
In December 2010, the Company paid $0.2 million to purchase the membership interests of LCSS, LLC from JLL Partners, Inc. LCSS, LLC owns 100% of the membership interests of LCSS II, LLC, which owns 100% of the membership interests of

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

LCSS III, LLC ("LCSS III"). In November 2010, LCSS III issued $7.2 million of long-term debt ("2010-D") collateralized by life-contingent structured settlements. 2010-D accrues interest at 10% per annum and matures on July 15, 2040.
The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.
Interest expense for the three months ended June 30, 2016 and 2015 related to VIE long-term debt was $4.3 million and $4.1 million, respectively. Interest expense for the six months ended June 30, 2016 and 2015 related to VIE long-term debt was $8.6 million and $8.1 million, respectively.
14. VIE Long-Term Debt Issued by Securitization and Permanent Financing Trusts, at Fair Value
Securitization Debt
The Company elected the fair value option under ASC 825 to measure the securitization issuer debt and related finance receivables. The Company has determined that measurement of the securitization debt issued by special purpose entities ("SPEs") at fair value better correlates with the value of the finance receivables held by SPEs, which are held to provide the cash flows for the note obligations. Debt issued by SPEs is non-recourse to other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated upon consolidation. In addition, the risk to the Company's non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts, and the repurchase of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts.
During the six months ended June 30, 2016, the Company did not complete any asset securitization transactions that were registered under Rule 144A. During the six months ended June 30, 2015, the Company completed one asset securitization transaction that was registered under Rule 144A. The following table summarizes this securitization transaction:

2015-1
Issue date	3/31/2015
Bond proceeds (In millions)	$214.0
Receivables securitized	3,422
Deal discount rate	3.64%
Retained interest %	5.50%
Class allocation (Moody's)
Aaa	85.25%
Baa2	9.25%
The following table summarizes notes issued by securitization trusts and permanent financing trusts for which the Company has elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, in the Company's condensed consolidated balance sheets:

	Outstanding Principal as of June 30, 2016	Fair value as of June 30, 2016	Outstanding Principal as of December 31, 2015	Fair Value as of December 31, 2015
	(In thousands)
Securitization trusts	$3,493,728	$3,785,106	$3,637,231	$3,688,639
Permanent financing VIEs	245,060	245,200	250,895	240,179
Total VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$3,738,788	$4,030,306	$3,888,126	$3,928,818
Interest expense for the three months ended June 30, 2016 and 2015 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $35.2 million and $33.9 million, respectively. Interest expense for the six months ended June 30, 2016 and 2015 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $76.7 million and $66.4 million, respectively.
In connection with its 2015-1 securitization, the Company repaid in February 2015 approximately $6.9 million of long term debt issued by Structured Receivables Finance # 1, LLC and recorded a gain on debt extinguishment of approximately $0.6

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

million, which was included in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
15. Derivative Financial Instruments
Interest Rate Swaps
The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities and other similar borrowings. Hedge accounting has not been applied to any of the Company's interest rate swaps.
As of June 30, 2016, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the three months ended June 30, 2016, and in connection with direct asset sales, the Company terminated interest rate swaps with notional values of $21.2 million. During the three months ended June 30, 2015, the Company did not terminate any interest rate swaps. During the six months ended June 30, 2016 and 2015, and in connection with its securitizations and direct asset sales, the Company terminated interest rate swaps with notional values of $75.2 million and $18.7 million, respectively. The total loss on the termination of interest rate swaps for the three months ended June 30, 2016 and 2015 was $0.2 million and $0, respectively. The total loss on the termination of interest rate swaps for the six months ended June 30, 2016 and 2015 was $1.5 million and $0.3 million, respectively. The unrealized loss for interest rate swaps for the three months ended June 30, 2016 and 2015 was $0 and $0, respectively. The unrealized loss for interest rate swaps for the six months ended June 30, 2016 and 2015 was $0 and $0, respectively. The realized and unrealized losses associated with these interest rate swaps were recorded in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
The Company also has interest-rate swaps to manage its exposure to changes in interest rates related to its VIE long-term debt issued by securitization and permanent financing trusts. As of June 30, 2016, the Company had 8 outstanding swaps for VIE long-term debt with a total notional amount of approximately $171.9 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR plus applicable margin.
These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of June 30, 2016, the terms of these interest rate swaps range from approximately six to 19.6 years. For the three months ended June 30, 2016 and 2015, the amount of unrealized (loss) gain recognized was $(0.3) million and $4.9 million, respectively. For the six months ended June 30, 2016 and 2015, the amount of unrealized (loss) gain recognized was $(2.8) million and $3.6 million, respectively. These (losses) gains were recorded in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC ("PSS"), a permanent financing VIE, and PLMT.  As of June 30, 2016, the Company had 140 outstanding swaps for PSS and PLMT with a total notional amount of $190.2 million. The Company pays fixed rates ranging from 4.80% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus applicable margin.
The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of June 30, 2016, the terms of the interest rate swaps for PSS and PLMT range from less than four months to approximately 18.1 years. During the three months ended June 30, 2016 and 2015, the Company did not terminate any interest rate swaps for PSS and PLMT. During the six months ended June 30, 2016, the Company terminated an interest rate swap for PSS with a notional value of $13.8 million and recorded a loss on the termination of $3.1 million. During the six months ended June 30, 2015, the Company did not terminate any interest rate swaps for PSS and PLMT. For the three months ended June 30, 2016 and 2015, the amount of unrealized (loss) gain recognized was $(2.1) million and $7.3 million, respectively. For the six months ended June 30, 2016 and 2015, the amount of unrealized (loss) gain recognized was $(5.3) million and $4.0 million, respectively. These (losses) gains were recorded in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The notional amounts and fair values of interest rate swaps were as follows:

Entity	Securitization	Notional Amount as of June 30, 2016	Fair Value as of June 30, 2016	Notional Amount as of December 31, 2015	Fair Value as of December 31, 2015

		(In thousands)
321 Henderson I, LLC	2004-A A-1	$22,580	$(2,521)	$25,859	$(2,382)
321 Henderson I, LLC	2005-1 A-1	43,501	(6,689)	47,963	(6,186)
321 Henderson II, LLC	2006-1 A-1	9,100	(1,075)	10,694	(1,091)
322 Henderson II, LLC	2006-2 A-1	13,372	(2,380)	15,058	(2,239)
323 Henderson II, LLC	2006-3 A-1	13,493	(2,065)	15,798	(1,951)
324 Henderson II, LLC	2006-4 A-1	13,632	(1,477)	15,166	(1,489)
325 Henderson II, LLC	2007-1 A-2	24,789	(5,748)	26,887	(4,949)
326 Henderson II, LLC	2007-2 A-3	31,487	(9,288)	33,461	(8,085)
JGW V, LLC	—	—	—	31,857	59
PSS	—	143,824	(33,552)	162,546	(29,486)
PLMT	—	46,380	(10,018)	48,587	(8,720)
Total		$362,158	$(74,813)	$433,876	$(66,519)
Interest Rate Lock Commitments and Forward Sale Commitments
The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected in the condensed consolidated balance sheets at fair value with changes in fair value recognized in the realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in the condensed consolidated statements of operations. The fair value of the IRLCs are measured based on the value of the underlying mortgage loan, quoted Government Sponsored Enterprise MBS prices, estimates of the fair value of the MSRs and the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expense and broker fees.
The Company manages the interest rate price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative loan instruments such as forward sale commitments and mandatory delivery commitments. Management expects these derivatives will experience changes in fair value opposite to changes in the fair value of the derivative loan commitments and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (IRLCs) and mortgage loans held for sale it wants to economically hedge.
The notional amounts and fair values associated with IRLCs and forward sale commitments were as follows:

	June 30, 2016		December 31, 2015
	Fair Value	Notional Amount	Fair Value	Notional Amount
	(In thousands)
Derivative Assets:
Interest rate lock commitments	$14,293	$539,553	$4,934	$222,512
Total	$14,293	$539,553	$4,934	$222,512

Derivative Liabilities:
Forward sale commitments	$3,779	$439,344	$147	$248,500
Total	$3,779	$439,344	$147	$248,500
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
16. Income Taxes
The Corporation is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which to-date has consisted primarily of its share of JGW LLC's pre-tax income. JGW LLC is organized as a limited liability company which is treated as a "flow-through" entity for income tax purposes and therefore is not subject to income taxes. As a result, the Company's condensed consolidated financial statements do not reflect a benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interests in JGW LLC.
The Company's overall effective tax rate was 18.1% for the six months ended June 30, 2016, as compared to an overall effective rate of 13.9% for the six months ended June 30, 2015. The effective tax rate for the Corporation for the six months ended June 30, 2016 and 2015 was 28.3% and 29.0%, respectively. The effective tax rate for JGW LLC for the six months ended June 30, 2016 and 2015 was 5.9% and (1.7)%, respectively.
The increase in the Company's effective tax rates was primarily the result of: (i) the Company reporting a $71.5 million pre-tax loss for the six months ended June 30, 2016 compared to $37.3 million in pre-tax loss for the six months ended June 30, 2015; (ii) the differences in the projected book and taxable income for the respective years as of the balance sheet dates; (iii) the impact of permanent differences between book and taxable income; and (iv) a greater share of the Company's pre-tax book income (loss) being attributable to separate subsidiary entities that are taxed as corporations, of which most record a full valuation allowance. The difference in effective tax rates between the two legal entities arises because JGW LLC is treated as a "flow-through" entity for income tax purposes and therefore is not subject to income taxes.
17. Stockholders' Equity
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
As of June 30, 2016, there were 16,271,224 shares of Class A common stock issued and 15,729,152 shares outstanding. Additionally, there were 8,713,918 shares of Class B common stock issued and outstanding as of June 30, 2016. There were no shares of Class C common stock issued or outstanding as of June 30, 2016.
Repurchases of Class A Common Stock
On May 2, 2014, the Company's Board of Directors approved the repurchase of an aggregate of $15.0 million of Class A common stock (the "Stock Repurchase Program") under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  Purchases under the Stock Repurchase Program were to be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise in accordance with applicable federal securities laws. The Stock Repurchase Program did not obligate the Company to acquire any particular amount of Class A common stock and the pace of repurchase activity depended on factors such as levels of cash generation from operations, cash requirements for investment in the Company's business, repayment of debt, current stock price, market conditions and other factors. The Stock Repurchase Program could be suspended, modified or discontinued at any time and had no set expiration date.
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
Subject to the terms and conditions of the operating agreement of JGW LLC, each Common Interestholder has the right to exchange their Common Interests in JGW LLC, together with the corresponding number of shares of Class B common stock, for shares of Class A common stock or, at the option of JGW LLC, cash equal to the market value of one share of Class A common stock.
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
Subject to the terms and conditions of the operating agreement of JGW LLC, Peach Group Holdings, Inc. ("PGHI Corp.") and its permitted transferees have the right to exchange the non-voting Common Interests in JGW LLC they hold for shares of Class C common stock or, at the option of JGW LLC, cash equal to the market value of Class C common stock.
Each share of Class C common stock may, at the option of the holder, be converted at any time into a share of Class A common stock on a one-for-one basis.
Preferred Stock
The Company's certificate of incorporation provides that the Company's Board of Directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of June 30, 2016 and December 31, 2015.
Warrants Issued to PGHI Corp.
In connection with the IPO and the related restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were canceled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profit interests of JGW LLC entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. No warrants were exercised during the six months ended June 30, 2016 or 2015.
JGW LLC Operating Agreement
Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the six months ended June 30, 2016 and 2015, 194,780

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

and 903,128 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 194,780 and 903,128 shares of the Class A common stock pursuant to the operating agreement, respectively.
Home Lending Acquisition
On July 31, 2015, the Company issued 1,572,327 shares of Class A common stock that was previously treasury stock as partial consideration for the Home Lending Acquisition.
Amounts Reclassified Out of Accumulated Other Comprehensive Income
During the six months ended June 30, 2016 and 2015, there were no reclassificiations out of accumulated other comprehensive income.
18.  Non-Controlling Interests
The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the six months ended June 30, 2016 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total

Balance as of December 31, 2015	15,534,372	13,269,321	28,803,693
Common interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock	194,780	(194,780)	—
Balance as of June 30, 2016	15,729,152	13,074,541	28,803,693
The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.
19. Commitments and Contingencies
Arrangements
The Company had an arrangement (the "Arrangement") with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the "Borrowing Agreement") with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of June 30, 2016 and December 31, 2015, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $10.5 million and $10.2 million, respectively, is earning interest at an annual rate of 5.35% and is included in other receivables, net of allowance for losses, in the Company's condensed consolidated balance sheets.
The Arrangement also has put options, which expire on December 30, 2019 and 2020, that give the counterparty the option to sell, on those dates, purchased LCSS assets back to the Company if the underlying claimant is still alive on that date. The put options, if exercised by the counterparty, require the Company to purchase LCSS assets at a target internal rate of return ("IRR") of 3.5% above the original target IRR paid by the counterparty.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Tax Receivable Agreement
Common Interestholders may exchange their Common Interests for shares of Class A common stock, or, in the case of PGHI Corp., shares of Class C common stock, on a one-for-one basis or, in each case, at the option of JGW LLC, cash. For income tax purposes, such exchanges are treated as sales of Common Interests in JGW LLC to the Corporation. JGW LLC made an election under Section 754 of the Internal Revenue Code of 1986 in connection with the filing of its 2014 federal income tax return which, upon each exchange, effectively treats the Corporation as having purchased an undivided interest in each of the assets owned by JGW LLC. As such, each exchange may result in increases (or decreases) in the Corporation's tax basis in the tangible and intangible assets of JGW LLC that otherwise would not have been available. Any such increases (decreases) in tax basis are, in turn, anticipated to create incremental tax deductions (income) that would reduce (increase) the amount of income tax the Corporation would otherwise be required to pay in the future.
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
For purposes of the TRA, cash savings in income tax will be computed by comparing the Corporation's actual income tax liability for a covered tax year to the amount of such taxes that the Corporation would have been required to pay for such covered tax year had there been no increase to the Corporation's share of the tax basis of the tangible and intangible assets of JGW LLC as a result of such sale and any such exchanges and had the Corporation not entered into the TRA. The TRA continues until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the TRA upon a change of control for an amount based on the remaining payments expected to be made under the TRA.
The exchange of Common Interests for shares of Class A common stock in 2014 resulted in a $207.0 million increase in the Corporation's share of the tax basis of JGW LLC's assets, which created current and future income tax deductions for the Corporation. The increase in tax basis, however, did not result in an income tax cash savings for the year ended December 31, 2014, because the Corporation would not have been a tax payer in the absence of such tax basis increase. Consequently, there is no liability associated with the 2014 exchanges pursuant to the TRA. The Corporation will compute any tax liability for similar exchanges in 2015 in conjunction with the preparation of its 2015 Federal tax returns. The Corporation, however, does not expect to have any tax liability associated with the 2015 tax year and will not benefit from income tax cash savings related to basis adjustments associated with the 2015 exchanges pursuant to the TRA.
Loss on Contingencies
In the normal course of business, the Company is subject to various legal proceedings and claims. These proceedings and claims have not been finally resolved and the Company cannot make any assurances as to their ultimate disposition. It is management's opinion, based on the information currently available at this time, that the expected outcome of these matters will not have a material adverse effect on the financial position, the results of operations or cash flows of the Company.
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $539.6 million as of June 30, 2016.
20. Share-based Compensation
Under the Company's 2013 Omnibus Incentive Plan (the "Plan"), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of June 30, 2016, 1.1 million shares of unissued Class A common stock were available for granting under this plan.
As of June 30, 2016, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees and restricted stock shares to independent directors under the Plan. The Company recognizes compensation cost net of a forfeiture rate in compensation and benefits expense in the condensed consolidated statements of operations for only those

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

awards expected to vest. The Company estimates the forfeiture rate based on historical experience taking into account its expectations about future forfeitures.
Stock Options
The Company has granted options to purchase Class A common stock. These stock options have exercise prices equal to the fair value on the date of grant, have a contractual term of ten years, and vest generally in equal annual installments over a five year period following the date of grant, subject to the holder's continued employment with the Company through the applicable vesting date.
The fair value of stock option awards granted during the six months ended June 30, 2016 was estimated using the Black-Scholes valuation model with the following assumptions and weighted average fair values:

Six Months Ended June 30, 2016
Weighted average fair value of grant	$0.52
Risk-free interest rate	1.49%
Expected volatility	46.2%
Expected life of options in years	6.5
Expected dividend yield	—
The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the six months ended June 30, 2016 and 2015, the Company recognized $0.5 million and $0.6 million of share-based compensation expense in connection with the stock options issued under the Plan, respectively.
A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2015	1,363,378	$11.00	8.45	$—
Granted	234,500	1.20
Exercised	—	—
Forfeited	(81,344)	10.04
Expired	(39,564)	12.56
Outstanding as of June 30, 2016	1,476,970	$9.45	8.36	$—
Outstanding, vested and expected to vest as of June 30, 2016	1,426,487	9.53	8.34	—
Vested as of June 30, 2016	274,943	11.25	7.83	—
During the six months ended June 30, 2016 and 2015, stock options representing the right to acquire 44,100 and 73,571 shares vested with an aggregate grant date fair value of $0.2 million and $0.1 million, respectively.
The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on June 30, 2016. The intrinsic value of the Company's stock options changes based on the closing price of the Company's stock. As of June 30, 2016, $3.9 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 3.2 years.
In April 2016, the Board authorized a one-time stock modification program for 1,266,125 outstanding options that were issued prior to January 1, 2016 and held by 45 participants. The participants will be offered the opportunity to participate in the modification under a Tender Offer and Consent Solicitation Statement and will be given 20 business days to consent to the modification. After the 20 business day solicitation period expires, participants who elect to participate will have their stock option exercise prices modified to the closing stock price of the Company's Class A common stock on the first business day subsequent

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

to the 20 day period. The stock modification program did not impact the stock compensation expense recognized in the six months ended June 30, 2016 since the Tender Offer and Consent Solicitation Statement were not sent to the participants until July 29, 2016.
Performance-Based Restricted Stock Units
A summary of performance-based restricted stock units for the six months ended June 30, 2016 is as follows:

	Performance- Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	191,250	$9.48
Granted	117,250	1.20
Vested	—	—
Forfeited	(37,750)	9.38
Outstanding as of June 30, 2016	270,750	$5.91
Outstanding and expected to vest as of June 30, 2016	—	—
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
In April 2016, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2014 and 2015. During the second quarter of 2016, management concluded that it is improbable that the modified performance goals associated with the performance-based units granted in 2014 and 2015 would vest and, consequently, no expense was recognized for the modified options in the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company recognized $0.2 million of compensation expense in connection with the performance-based restricted stock units.
The aggregate grant-date fair value of the performance-based restricted stock units granted during the six months ended June 30, 2016 was $0.1 million. As of June 30, 2016, there was $1.5 million of total unrecognized compensation cost relating to outstanding performance-based restricted stock units that is not expected to be recognized. None of the performance-based restricted stock units had vested as of June 30, 2016.
Restricted Stock
 A summary of restricted stock activity for the six months ended June 30, 2016 is as follows:

	Restricted Stock Shares	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	66,038	$2.12
Granted	—	—
Vested	—	—
Outstanding as of June 30, 2016	66,038	$2.12
Restricted stock granted to independent directors under the Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. There was no restricted stock granted during the six months ended June 30, 2016. The aggregate grant date fair value of the restricted stock granted during the six months ended June 30, 2015 was $0.2 million. As of June 30, 2016, there was less than $0.1 million of total unrecognized compensation cost relating to outstanding restricted stock that is expected to be recognized over a weighted average period of 0.3 years.
The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During the six months ended June 30, 2016 and 2015, the Company recognized less than $0.1 million of share based compensation expense in connection with the restricted stock.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Unvested Restricted Common Interests in JGW LLC
The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the six months ended June 30, 2016:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	27,777	$6.30
Vested in period	—	—
Converted into shares of Class A common stock	—	—
Forfeited	(2,439)	1.71
Outstanding as of June 30, 2016	25,338	$6.74
Outstanding and expected to vest as of June 30, 2016	25,299	6.73
Vested as of June 30, 2016	—	—
As of June 30, 2016, there was $0.1 million of unrecognized compensation cost related to outstanding unvested Restricted Common Interests that is expected to be recognized over a weighted average period of 1.5 years. Total share-based compensation expense recognized for the six months ended June 30, 2016 and 2015 related to the Restricted Common Interests was less than $0.1 million and $0.2 million, respectively.
21. Earnings per share
Basic earnings per share ("EPS") measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period.
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
In connection with the IPO, Class C Profits Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock. For the three and six months ended June 30, 2016 and 2015, these warrants were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method.
During the six months ended June 30, 2016 and 2015, 1,404,909 and 1,433,054 weighted-average stock options outstanding, respectively, were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method. During the six months ended June 30, 2016 and 2015, 227,867 and 188,382 weighted-average performance-based restricted stock units, respectively, were antidilutive and, therefore, excluded from the computation of diluted earnings (loss) per common share.
The operating agreement of JGW LLC gives Common Interestholders the right (subject to the terms of the operating agreement as described therein) to exchange their Common Interests for shares of Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Company applies the "if-converted" method to the Common Interests and vested Restricted Common Interests in JGW LLC to determine the dilutive weighted average shares of Class A common stock outstanding. The Company applies the treasury stock method to the unvested Restricted Common Interests and the "if-converted" method on the resulting number of additional Common Interests to determine the dilutive weighted average shares of Class A common stock outstanding represented by these interests.
In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net loss attributable to holders of Class A common stock would decrease due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 13,091,235 and 13,976,734 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and the 27,777 and 142,440 weighted average unvested Restricted Common Interests outstanding, respectively, for the six months ended June 30, 2016 and 2015, respectively, were antidilutive and excluded from the computation of diluted loss per common share.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars In thousands, except per share data)
Numerator:
Numerator for basic EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(10,794)	$(12,296)	$(26,880)	$(13,641)
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Numerator for diluted EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(10,794)	$(12,296)	$(26,880)	$(13,641)
Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	15,662,540	14,113,990	15,618,643	14,192,480
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—
Restricted common stock and performance-based restricted stock units	—	—	—	—
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	15,662,540	14,113,990	15,618,643	14,192,480

Basic loss per share of Class A common stock	$(0.69)	$(0.87)	$(1.72)	$(0.96)
Diluted loss per share of Class A common stock	$(0.69)	$(0.87)	$(1.72)	$(0.96)
22. Business Segments
The Company's business segments are determined based on products and services offered, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management. The Company has identified the following two reportable segments: (i) Structured Settlements and (ii) Home Lending.
The Company's Chief Operating Decision Maker evaluates our reportable segments using the metrics below for purposes of making decisions about allocating resources to the segments of the Company and assessing their performance. The Company uses U.S. GAAP, Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) and Adjusted Net Income ("ANI") as measures of results from operations.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Selected financial data for each reportable segment of the Company was as follows:

	Structured Settlements	Home Lending	Consolidated
	(In thousands)
Three Months Ended June 30, 2016
Total revenues	$55,962	$26,762	$82,724
(Loss) income before income taxes	(37,317)	7,541	(29,776)
Total assets	4,807,618	366,078	5,173,696

Three Months Ended June 30, 2015
Total revenues	61,363	—	61,363
Loss before income taxes	(28,649)	—	(28,649)
Total assets	4,971,572	—	4,971,572

Six Months Ended June 30, 2016
Total revenues	$100,661	$48,640	$149,301
(Loss) income before income taxes	(84,476)	13,013	(71,463)
Total assets	4,807,618	366,078	5,173,696

Six Months Ended June 30, 2015
Total revenues	148,193	—	148,193
Loss before income taxes	(37,264)	—	(37,264)
Total assets	4,971,572	—	4,971,572
23. Cost Savings Activities
In late 2015, the Company initiated a cost reduction plan to reduce excess capacity and improve efficiency within the business units. In connection with this plan, the Company recorded a severance charge of $1.5 million and $2.7 million for the three and six months ended June 30, 2016, respectively, which was included within compensation and benefits in the condensed consolidated statements of operations. The associated workforce reductions were substantially complete as of June 30, 2016. We may incur additional severance and/or other restructuring costs in future periods as we continue to undertake additional efforts to improve efficiency in our business.
The severance liability is included in accrued expenses and accounts payable in the condensed consolidated balance sheet. A reconciliation of the severance liability associated with the cost reduction plan by reportable segment is as follows:

	Structured Settlements	Home Lending	Consolidated
	(In thousands)
Balance at December 31, 2015	$—	$—	$—
Severance expense	2,359	380	2,739
Payments for severance charges	(546)	(185)	(731)
Balance at June 30, 2016	$1,813	$195	$2,008

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" and the "Cautionary Statement Regarding Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We currently operate our business through two business segments: (i) Structured Settlements and (ii) Home Lending. Our Structured Settlements segment provides liquidity to customers by purchasing structured settlement, annuity and lottery payment streams. Structured Settlements also includes corporate activities as well as prepaid card solutions and our provision of access to personal lending, both of which were in the nascent stage of development as of June 30, 2016. Our Home Lending segment specializes in originating, selling and servicing residential mortgage loans.
On June 20, 2016, the Company's Class A common stock began trading on the OTCQX Market ("OTCQX"), the top tier marketplace operated by OTC Markets Group, Inc., under the trading symbol "JGWE" and is no longer listed for trading on the New York Stock Exchange.
Consolidated Financial Highlights

	Three Months Ended June 30,		2016 vs. 2015		Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(In thousands)
Total revenues	$82,724	$61,363	$21,361	34.8%	$149,301	$148,193	$1,108	0.7%
Total expenses	112,500	90,012	22,488	25.0%	220,764	185,457	$35,307	19.0%
Loss before income taxes	(29,776)	(28,649)	(1,127)	(3.9)%	(71,463)	(37,264)	$(34,199)	(91.8)%
Benefit for income taxes	(6,266)	(2,016)	(4,250)	(210.8)%	(12,905)	(5,171)	$(7,734)	(149.6)%
Net loss	(23,510)	(26,633)	3,123	11.7%	(58,558)	(32,093)	$(26,465)	(82.5)%
Less net loss attributable to non-controlling interests	(12,716)	(14,337)	1,621	11.3%	(31,678)	(18,452)	$(13,226)	(71.7)%
Net loss attributable to The J.G. Wentworth Company	$(10,794)	$(12,296)	$1,502	12.2%	$(26,880)	$(13,641)	$(13,239)	(97.1)%

Total TRB purchases	$172,645	$262,865	$(90,220)	(34.3)%	$376,329	$523,695	$(147,366)	(28.1)%
Interest rate locks - volume	$1,428,427	—	$1,428,427	N/A	$2,505,524	—	$2,505,524	N/A
Loans closed - volume	$845,533	—	$845,533	N/A	$1,413,835	—	$1,413,835	N/A
For the Three Months Ended June 30, 2016
The $1.1 million increase in our loss before income taxes was principally due to a $8.7 million increase in pre-tax loss from our Structured Settlements segment that was primarily the result of (i) a $9.0 million decrease in realized and unrealized gains on VIE and other finance receivables, long term debt and derivatives driven by lower TRB purchases, (ii) a $5.5 million impairment charge recorded in the current period to reduce a trade name and customer relationships intangible assets recorded in connection with the 2011 acquisition of OAC to their respective fair values, and (iii) a $1.5 million severance charge incurred in connection with our continuing cost-reduction activities, partially offset by a decrease in advertising expense. The increase in Structured Settlement's pre-tax loss was partially offset by the $7.5 million in pre-tax income generated by our Home Lending segment which we acquired on July 31, 2015. Home Lending's pre-tax profit was driven by the segment's $1,428.4 million in interest rate lock volume fueled in part by the decline in mortgage rates during the three months ended June 30, 2016.
We recorded a consolidated income tax benefit during the three months ended June 30, 2016 of $6.3 million compared to a benefit of $2.0 million for the three months ended June 30, 2015. The Company's overall effective tax rate was 21.0% for the three months ended June 30, 2016, as compared to an overall effective rate of 7.0% for the three months ended June 30, 2015.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $12.7 million net loss attributable to the non-controlling interests for the three months ended June 30, 2016 represents the non-controlling interests' 45.4% weighted average economic interest in JGW LLC's net loss for the three months ended June 30, 2016. The $14.3 million net loss attributable to the non-controlling interests for the three months ended June 30, 2015 represents the non-controlling interests' 49.6% weighted average economic interest in JGW LLC's net income for the three months ended June 30, 2015.
For the Six Months Ended June 30, 2016
The $34.2 million increase in our loss before income taxes was principally due to a $47.2 million increase in pre-tax loss from our Structured Settlements segment that was primarily the result of a $58.6 million unfavorable change in realized and unrealized (losses) gains on VIE and other finance receivables, long term debt and derivatives driven by: (i) lower TRB purchases and (ii) an increase in realized and unrealized losses on securitized finance receivables, debt and related derivatives. This unfavorable change was partially offset by a $9.5 million increase in interest income primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized assets. The increase in Structured Settlements' pre-tax loss was partially offset by the $13.0 million in pre-tax income generated by our Home Lending segment which we acquired on July 31, 2015. Home Lending's pre-tax profit was driven by the segment's $2,505.5 million in interest rate lock volume.
We recorded a consolidated income tax benefit during the six months ended June 30, 2016 of $12.9 million compared to a benefit of $5.2 million for the six months ended June 30, 2015. The Company's overall effective tax rate was 18.1% for the six months ended June 30, 2016, as compared to an overall effective rate of 13.9% for the six months ended June 30, 2015.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $31.7 million net loss attributable to the non-controlling interests for the six months ended June 30, 2016 represents the non-controlling interests' 45.6% weighted average economic interest in JGW LLC's net loss for the six months ended June 30, 2016. The $18.5 million net loss attributable to the non-controlling interests for the six months ended June 30, 2015 represents the non-controlling interests' 49.8% weighted average economic interest in JGW LLC's net income for the six months ended June 30, 2015.
Regulatory Developments
We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business as set forth more fully under "Part 1, Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in those federal, state and local regulations during the six months ended June 30, 2016.
Cost Saving Activities
In late 2015, the Company initiated a cost reduction plan to reduce excess capacity and improve efficiency within the business units. In connection this plan, the Company recorded a severance charge of $2.7 million for the six months ended June 30, 2016 which was recorded within compensation and benefits in the condensed consolidated statements of operations. The associated workforce reductions were substantially complete as of June 30, 2016. We may incur additional severance and/or other restructuring costs in future periods as we continue to undertake additional efforts to improve efficiency in our business.

Structured Settlements
Results of Operations
The table below presents the results of operations for our Structured Settlements segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		2016 vs. 2015		Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$46,507	$45,568	$939	2.1%	$99,509	$89,960	$9,549	10.6%
Realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	6,623	15,581	(8,958)	(57.5)	(3,234)	55,320	(58,554)	(105.8)
Servicing, broker, and other fees	1,423	1,130	293	25.9	2,840	1,999	841	42.1
Realized and unrealized gains (losses) on marketable securities, net	1,409	(916)	2,325	253.8	1,546	914	632	69.1
Total Revenues	$55,962	$61,363	$(5,401)	(8.8)%	$100,661	$148,193	$(47,532)	(32.1)%

EXPENSES
Advertising	$11,809	$16,942	$(5,133)	(30.3)%	$23,840	$32,782	$(8,942)	(27.3)%
Interest expense	52,335	50,068	2,267	4.5	110,710	98,903	11,807	11.9
Compensation and benefits	8,794	9,418	(624)	(6.6)	17,991	22,216	(4,225)	(19.0)
General and administrative	5,191	4,733	458	9.7	10,536	9,372	1,164	12.4
Professional and consulting	4,263	4,861	(598)	(12.3)	7,450	9,299	(1,849)	(19.9)
Debt issuance	545	123	422	343.1	548	2,872	(2,324)	(80.9)
Securitization debt maintenance	1,414	1,494	(80)	(5.4)	2,846	2,990	(144)	(4.8)
Provision for losses	763	1,618	(855)	(52.8)	1,660	2,957	(1,297)	(43.9)
Depreciation and amortization	735	1,004	(269)	(26.8)	1,611	1,995	(384)	(19.2)
Installment obligations expense (income), net	1,947	(249)	2,196	881.9	2,462	2,071	391	18.9
Impairment charges	5,483	—	5,483	—	5,483	—	5,483	—
Total Expenses	$93,279	$90,012	$3,267	3.6%	$185,137	$185,457	$(320)	(0.2)%
Loss before income taxes	$(37,317)	$(28,649)	$(8,668)	30.3%	$(84,476)	$(37,264)	$(47,212)	126.7%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$148,019	$231,654	$(83,635)	(36.1)%	$314,403	$466,626	$(152,223)	(32.6)%
Life contingent structured settlements and annuities	24,626	26,807	(2,181)	(8.1)	61,926	46,306	15,620	33.7
Pre-settlement fundings	—	4,404	(4,404)	(100.0)	—	10,763	(10,763)	(100.0)
Total TRB purchases	$172,645	$262,865	$(90,220)	(34.3)%	$376,329	$523,695	$(147,366)	(28.1)%
For the Three Months Ended June 30, 2016
Total revenues for the three months ended June 30, 2016 were $56.0 million, a decrease of $5.4 million from $61.4 million for the three months ended June 30, 2015. The decrease was primarily attributable to a $9.0 million decrease in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives partially offset by a $2.3 million increase in realized and unrealized gains (losses) on marketable securities, net.

Interest income for the three months ended June 30, 2016 and 2015 was comprised of the following:

	Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$44,378	$42,128	$2,250	5.3%
Interest income on installment obligations	539	667	(128)	(19.2)
Interest income on pre-settlement funding transaction receivables	1,357	2,574	(1,217)	(47.3)
Interest income on notes receivable	205	193	12	6.2
Other interest income	28	6	22	366.7
Total interest income	$46,507	$45,568	$939	2.1%
The $2.3 million increase in accretion income on finance receivables was primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized assets, partially offset by a decrease in our average outstanding securitized finance receivables balance during the periods. The $1.2 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized gains on VIE and other finance receivables, long-term debt, and derivatives for the three months ended June 30, 2016 and 2015 was comprised of the following:

	Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Realized and unrealized gains on unsecuritized finance receivables	$23,256	$38,643	$(15,387)	(39.8)%
Realized and unrealized losses on interest rate swaps related to warehouse facilities	(165)	—	(165)	—
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	23,091	38,643	(15,552)	(40.2)
Total realized and unrealized losses on securitized finance receivables, debt and derivatives	(16,468)	(23,062)	6,594	28.6
Total realized and unrealized gains on finance receivables, securitized debt and derivatives	$6,623	$15,581	$(8,958)	(57.5)%
Total realized and unrealized gains on unsecuritized finance receivables for the three months ended June 30, 2016 decreased $15.4 million from the three months ended June 30, 2015 primarily due to a decrease of $85.8 million, or 33.2%, in guaranteed and life contingent structured settlement, annuity and lottery TRB purchases, from $258.5 million for the three months ended June 30, 2015 to $172.6 million for the three months ended June 30, 2016.
The $0.2 million loss on interest rate swaps related to warehouse facilities during the three months ended June 30, 2016 was the result of the termination of interest rate swaps with a notional value of $21.2 million that were executed as part of our strategy to hedge interest rate risk.
The $6.6 million decrease in realized and unrealized losses on securitized finance receivables, debt and derivatives was primarily the result of an $8.3 million decrease in the unrealized loss on our residual interests, partially offset by a $1.7 million change in the unrealized gain (loss) on the interest rates swaps associated with our Peachtree Lottery Master Trust ("PLMT") facility. The $8.3 million decrease in the unrealized loss on our residual interests was due primarily to a smaller unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Specifically, the discount rate used to fair value our residual interests increased from 9.19% as of March 31, 2016 to 9.89% as of June 30, 2016. In comparison, the discount rate used to fair value our residual interests increased from 6.23% as of March 31, 2015 to 6.80% as of June 30, 2015.
Realized and unrealized gains on marketable securities, net, were $1.4 million for the three months ended June 30, 2016, an increase of $2.3 million from the $0.9 million loss for the three months ended June 30, 2015, due to higher investment returns on marketable securities. The increase was primarily offset by a corresponding increase in installment obligation expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligation liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income (loss).

Total expenses for the three months ended June 30, 2016 were $93.3 million, an increase of $3.3 million from total expenses of $90.0 million for the three months ended June 30, 2015.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $11.8 million for the three months ended June 30, 2016 from $16.9 million for the three months ended June 30, 2015, primarily due to a $4.9 million decrease in television spend and a $0.4 million decrease in internet related (paid-search) spend. These actions were part of our previously announced plan to turn around the Structured Settlements segment in part by overhauling our media spend.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our Term Loan, increased by 4.5% to $52.3 million for the three months ended June 30, 2016 from $50.1 million for the three months ended June 30, 2015. The $2.2 million increase was primarily due to: (i) a $1.4 million increase in interest expense associated with our VIE securitized debt that resulted from an increase in the interest rate used to calculate interest expense, partially offset by a decrease in the average outstanding balance between periods and (ii) a net $0.6 million increase in interest expense related to our VIE borrowings under revolving credit facilities principally due to the early termination of a $300 million revolving credit facility in the three months ended June 30, 2016 that resulted in the accelerated amortization of approximately $1.1 million in previously capitalized debt issuance costs.
Compensation and benefits expense decreased to $8.8 million for the three months ended June 30, 2016 from $9.4 million for the three months ended June 30, 2015 primarily due to: (i) a $1.7 million decrease in salaries, commissions and payroll taxes that resulted from a combination of lower headcount and lower TRB purchase volume in the three months ended June 30, 2016 compared to the comparable period in the prior year and (ii) a $0.4 million decrease in share-based compensation expense, partially offset by a $1.3 increase in severance expense between periods. During the three months ended June 30, 2016, we recorded a $1.5 million severance charge related to a headcount reduction of approximately 90 employees.
General and administrative expense increased to $5.2 million for the three months ended June 30, 2016 from $4.7 million for the three months ended June 30, 2015. The $0.5 million increase was primarily due to broker fees paid in connection with: (i) the prefunding associated with our 2016-1 direct asset sale that closed in April and (ii) the sale of the initial pool of assets included in our 2016-2 direct asset sale that closed in June 2016. During the second quarter of 2015, we did not complete any direct asset sales and thus did not incur associated broker fees.
Professional and consulting costs decreased to $4.3 million for the three months ended June 30, 2016 from $4.9 million for the three months ended June 30, 2015. The $0.6 million decrease was primarily due to: (i) a decrease in third-party fees incurred in connection with the 2015 acquisition of Home Lending, (ii) a decrease in litigation-related legal fees and (iii) an overall decrease in the use of outside consultants as part of our cost-saving initiatives.
The provision for losses on finance receivables for the three months ended June 30, 2016 was $0.8 million, a decrease of $0.8 million from $1.6 million for the three months ended June 30, 2015, due to a decrease in the provision for losses associated with pre-settlement funding transactions driven by a reduction in the associated VIE and other finance receivables.
The Company incurred $0.5 million in debt issuance costs during the three months ended June 30, 2016 as compared to $0.1 million for the three months ended June 30, 2015. The $0.5 million incurred in the current year was the result of fees paid to amend certain provisions of our previously issued securitization debt.
During the second quarter of 2016, we re-evaluated our projections for our Structured Settlements segment based on lower than anticipated results that were included in the prior year's annual impairment test and a continued decline in the stock price of our Class A common stock. Accordingly, we determined these events constituted a triggering event requiring the Company to test the indefinite-lived trade name and definite-lived customer-relationships intangible assets acquired in connection with the 2011 acquisition of OAC for potential impairment. As a result of this analysis, we determined the trade name and the customer-relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an impairment charge of $5.5 million in the condensed consolidated statements of operations for the three months ended June 30, 2016. The $5.5 million impairment charge was comprised of the following: (i) a $2.8 million write-down of the trade name, and (ii) a $2.7 million write-down of the definite-lived customer relationships. We also determined that the remaining useful lives of our intangible assets within the Structured Settlements reporting unit were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years. We also determined in connection with this analysis that the trade name is a definite-lived asset.
While we believe our assumptions used in the determination of the assets' fair values are reasonable and we will continuously evaluate for impairment indicators, there can be no assurance that our estimates and assumptions made for purposes of our trade name and customer relationships impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the trade name and customer relationships and/or an increase in discount rate used in the respective assets' discounted cash flow models could result in future impairment charges.

For the Six Months Ended June 30, 2016
Total revenues for the six months ended June 30, 2016 were $100.7 million, a decrease of $47.5 million from $148.2 million for the six months ended June 30, 2015. The decrease was primarily attributable to a $58.6 million unfavorable change in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives partially offset by a $9.5 million increase in interest income.
Interest income for the six months ended June 30, 2016 and 2015 was comprised of the following:

	Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$95,100	$83,199	$11,901	14.3%
Interest income on installment obligations	916	1,157	(241)	(20.8)
Interest income on pre-settlement funding transaction receivables	3,034	5,204	(2,170)	(41.7)
Interest income on notes receivable	410	383	27	7.0
Other interest income	49	17	32	188.2
Total interest income	$99,509	$89,960	$9,549	10.6%
The $11.9 million increase in accretion income on finance receivables was primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized assets partially offset by a decrease in our average outstanding securitized finance receivables balance during the periods. The $2.2 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt, and derivatives for the six months ended June 30, 2016 and 2015 was comprised of the following:

	Six Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Realized and unrealized gains on unsecuritized finance receivables	$52,670	$87,245	$(34,575)	(39.6)%
Realized and unrealized losses on interest rate swaps related to warehouse facilities	(1,545)	(275)	(1,270)	(461.8)
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	51,125	86,970	(35,845)	(41.2)
Unrealized losses on securitized finance receivables, debt and derivatives	(51,306)	(32,243)	(19,063)	(59.1)
Gain on extinguishment of securitized debt	—	593	(593)	(100.0)
Loss on termination of interest rate swaps related to securitized debt	(3,053)	—	(3,053)	—
Total realized and unrealized losses on securitized finance receivables, debt and derivatives	(54,359)	(31,650)	(22,709)	(71.8)
Total realized and unrealized (losses) gains on finance receivables, securitized debt and derivatives	$(3,234)	$55,320	$(58,554)	(105.8)%
Total realized and unrealized gains on unsecuritized finance receivables for the six months ended June 30, 2016 decreased $34.6 million from the six months ended June 30, 2015 primarily due to a decrease of $136.6 million, or 26.6%, in guaranteed and life contingent structured settlement, annuity and lottery TRB purchases, from $512.9 million for the six months ended June 30, 2015 to $376.3 million for the six months ended June 30, 2016.
The $1.5 million loss on interest rate swaps related to warehouse facilities during the six months ended June 30, 2016 was the result of the termination of interest rate swaps with a notional value of $75.2 million that were executed as part of our strategy to hedge interest rate risk.
The $19.1 million increase in unrealized losses on securitized finance receivables, debt and derivatives was primarily the result of: (i) a $2.3 million unfavorable change in the unrealized gain (loss) on derivatives associated with our PLMT facility resulting from changes in interest rates between the periods, (ii) a $3.7 million increase in the unrealized loss on our residual interests as a result of a larger unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the six months ended June 30, 2016 compared to the comparable period in the prior year, (iii) a $5.1 million unfavorable change in the unrealized gain (loss) on the securitized finance receivables, debt and derivatives associated with the Peachtree

Structured Settlements LLC permanent financing facility primarily due to an early amortization event that occurred in the first quarter of 2016 which resulted in future excess cash flows being applied to the prepayment of the outstanding debt and derivatives and (iv) a $7.9 million unfavorable change in the unrealized gain (loss) on other securitized finance receivables, debt and derivatives resulting principally from movements in the fair value discount rates used to value these items.
The $0.6 million gain on extinguishment of securitized debt during the six months ended June 30, 2015 resulted from the early repayment of the 2004-A securitization debt issued by Structured Receivables, Finance #1, LLC. The associated finance receivables subsequently were included in the 2015-1 securitization. There was no gain on extinguishment of securitized debt during the six months ended June 30, 2016.
The $3.1 million loss on termination of interest rate swaps related to securitized debt during the six months ended June 30, 2016 represents the loss on the termination of interest rate swaps related to the PSS securitized debt that had a notional value of $13.8 million. There was no loss on the termination of interest rate swaps during the six months ended June 30, 2015.
Realized and unrealized gains on marketable securities, net, were $1.5 million for the six months ended June 30, 2016, an increase of $0.6 million from the $0.9 million gain for the six months ended June 30, 2015, due to higher investment returns on marketable securities. The increase was primarily offset by a corresponding increase in installment obligation expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligation liability. Therefore, increases or decreases in gains on marketable securities do not impact our net (loss) income.
Total expenses for the six months ended June 30, 2016 were $185.1 million, a decrease of $0.3 million from total expenses of $185.5 million for the six months ended June 30, 2015.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $23.8 million for the six months ended June 30, 2016 from $32.8 million for the six months ended June 30, 2015, primarily due to a $9.4 million decrease in our television spend, partially offset by a $0.4 million increase in our internet related (paid-search) spend. These actions were part of our previously announced plan to turn around the Structured Settlements segment in part by overhauling our media spend.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our Term Loan, increased by 11.9% to $110.7 million for the six months ended June 30, 2016 from $98.9 million for the six months ended June 30, 2015. The $11.8 million increase was primarily due to: (i) a $10.3 million increase in interest expense associated with our VIE securitized debt that resulted from an increase in the interest rate used to calculate interest expense, partially offset by a decrease in the average outstanding balance between periods and (ii) a net $0.7 million increase in interest expense related to our VIE borrowings under revolving credit facilities principally due to the early termination of two revolving facilities in the six months ended June 30, 2016 comprising $350.0 million in borrowing capacity that resulted in the accelerated amortization of approximately $1.6 million in previously capitalized debt issuance costs.
Compensation and benefits expense decreased to $18.0 million for the six months ended June 30, 2016 from $22.2 million for the six months ended June 30, 2015 primarily due to: (i) a $2.8 million decrease in salaries, commissions and payroll taxes that resulted from a combination of lower headcount and lower TRB purchase volume in the current year compared to the prior year, (ii) a $1.0 million reduction in incentive compensation expense, (iii) a $0.5 million decrease in share-based compensation expense and (iv) a $0.1 million decrease in severance expense. During the six months ended June 30, 2016, we recorded a severance charge of $2.4 million related to a headcount reduction of approximately 125 employees. During the six months ended June 30, 2015, we recorded a severance charge of $2.3 million primarily related to the departure of former senior managers of the Company.
General and administrative expense increased to $10.5 million for the six months ended June 30, 2016 from $9.4 million for the six months ended June 30, 2015. The $1.1 million increase was primarily due to $1.4 million in broker fees incurred in connection our 2016-1 and 2016-2 direct asset sales during the first six months of 2016. During the first six months of 2015, we did not complete any direct asset sales but instead chose to monetize such assets via securitizations. As a result, we did not incur related broker fees during the six months ended June 30, 2015.
Professional and consulting costs decreased to $7.5 million for the six months ended June 30, 2016 from $9.3 million for the six months ended June 30, 2015. The $1.8 million decrease was primarily due to: (i) a decrease in third-party fees incurred in connection with the 2015 acquisition of Home Lending, (ii) a decrease in litigation-related legal fees and (iii) an overall decrease in the use of outside consultants as part of our cost-saving initiatives.
The Company incurred $0.5 million in debt issuance costs during the six months ended June 30, 2016 compared to $2.9 million for the six months ended June 30, 2015. The $0.5 million incurred in the six months ended June 30, 2016 related to fees to amend certain provisions of our previously issued securitization debt. The $2.9 million incurred in the six months ended June 30, 2015 related to fees incurred in connection with securitization transactions that closed during the first six months of 2015.
The provision for losses on finance receivables for the six months ended June 30, 2016 was $1.7 million, a decrease of $1.3 million from $3.0 million for six months ended June 30, 2015. This decrease was due to a decrease in the provision for losses associated with pre-settlement funding transactions driven by a reduction in the associated VIE and other finance receivables.
As noted above, during the second quarter of 2016, we tested for potential impairment the Structured Settlements segment's indefinite-lived trade name and definite-lived customer-relationships intangible assets that were acquired in connection with the 2011 acquisition of OAC. As a result of this analysis, we determined the trade name and the customer-relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an impairment charge of $5.5 million in the condensed consolidated statements of operations for the six months ended June 30, 2016. The $5.5 million impairment charge was comprised of the following: (i) a $2.8 million write-down of the trade name and (ii) a $2.7 million write-down of the customer relationships. We also determined that the remaining useful lives of our intangible assets within the Structured Settlements reporting unit were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years. We also determined in connection with this analysis that the trade name is a definite-lived asset.
While we believe our assumptions used in the determination of the assets' fair values are reasonable and we will continuously evaluate for impairment indicators, there can be no assurance that our estimates and assumptions made for purposes of our trade name and customer relationships impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the trade name and customer relationships and/or an increase in discount rate used in the respective assets' discounted cash flow models could result in future impairment charges.
Reconciliation of Net Loss to Adjusted Net (Loss) Income and Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization, Non-GAAP Financial Measures
Historically, we have reported Adjusted Net Income (“ANI”), a non-GAAP financial measure, as a measure of our Structured Settlements segment's results from operations and have reported ANI in this Quarterly Report on Form 10-Q. We define ANI with respect to our Structured Settlements segment as our net income (loss) under U.S. GAAP before non-cash compensation expenses, certain other expenses, provision for or benefit from income taxes and the amounts related to the consolidation of the securitization and permanent financing trusts we use to finance our business. We have used ANI as a measure of our performance because the operations of these variable interest entities do not impact the segment's business performance. Additionally, the add-backs described above are consistent with adjustments permitted under our senior secured credit facility ("Term Loan") agreement.
Beginning in this quarter and on a prospective basis, we plan to regularly report Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA"), another non-GAAP financial measure, as a measure of our results from operations in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K, and we will discontinue reporting ANI starting in the first quarter of 2017. We define Adjusted EBITDA as ANI before the Term Loan's interest expense, debt issuance costs, broker and legal fees incurred in connection with sale of finance receivables and depreciation and amortization. We have begun presenting Adjusted EBITDA as an indication of operating performance since: (i) management has begun to use Adjusted EBITDA, in addition to income (loss) before income taxes calculated in accordance with U.S. GAAP, as the primary means by which it assesses the Company's consolidated and reportable segments' performance, (ii) Adjusted EBITDA is an operating measure specifically used in the calculation of certain covenants within the Company's Term Loan agreement and is reported to holders of the Company's related Term Loan debt and (iii) Adjusted EBITDA is the operating metric used in determining whether performance-based restricted stock units issued to management will vest.
Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other measures of operating performance or liquidity determined in accordance with GAAP. Not all companies calculate Adjusted EBITDA in the same fashion, and therefore these amounts as presented may not be comparable to other similarly titled measures of other companies.

A reconciliation of our loss before income taxes as reported under U.S. GAAP to the non-GAAP financial measures ANI and Adjusted EBITDA for our Structured Settlements segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Loss before income taxes	$(37,317)	$(28,649)	$(84,476)	$(37,264)

Adjustments to reflect de-consolidation of securitizations:
Elimination of unrealized loss on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	16,468	23,062	51,306	32,191
Elimination of interest income from securitized finance receivables	(43,729)	(41,267)	(93,544)	(81,236)
Interest income on retained interests in finance receivables	5,923	5,267	11,757	10,433
Servicing income on securitized finance receivables	1,299	1,316	2,639	2,631
Elimination of interest expense on long-term debt related to securitization and permanent financing trusts	36,790	35,679	79,827	69,887
Swap termination expense related to securitization entities	—	—	3,053	—
Professional fees relating to securitizations	1,414	1,494	2,846	2,990
Other expenses	12	10	17	13
Other adjustments:
Share based compensation	323	706	630	1,116
Impact of prefunding on unsecuritized finance receivables	1,392	(654)	(2,861)	1,618
Severance expense	1,499	35	2,359	2,272
Merger and acquisition related expense	—	685	—	1,279
Debt modification expense	1,807		2,355	—
Impairment charges and loss on disposal of assets	5,483	—	5,483	—
Adjusted Net (Loss) Income	$(8,636)	$(2,316)	$(18,609)	$5,930
Term loan interest expense	10,104	10,044	20,192	20,001
Debt issuance	25	123	28	2,872
Broker and legal fees incurred in connection with sale of finance receivables	841	—	1,555	—
Depreciation and amortization	735	1,004	1,611	1,995
Adjusted EBITDA	$3,069	$8,855	$4,777	$30,798

For the Three Months Ended June 30, 2016
Structured Settlement's ANI for the three months ended June 30, 2016 decreased $6.3 million to a loss of $8.6 million from a loss of $2.3 million for the three months ended June 30, 2015. The primary driver behind the $6.3 million decrease was the $15.6 million decline in realized and unrealized gains on unsecuritized finance receivables and related derivatives previously discussed. Partially offsetting this unfavorable change was a $2.0 million favorable impact of pre-funding rates on unrealized gains on unsecuritized receivables between periods and a $7.7 million decrease in total expenses, after adjusting for the impact of the de-consolidation of the securitization entities, share-based compensation, income taxes and other items in accordance with our Term Loan agreement.
Structured Settlement's Adjusted EBITDA for the three months ended June 30, 2016 decreased $5.8 million to $3.1 million from $8.9 million for the three months ended June 30, 2015. The primary driver behind the $5.8 million decrease was the $15.6 million decline in realized and unrealized gains on unsecuritized finance receivables and related derivatives. Partially offsetting this unfavorable change was a $2.0 million favorable impact of pre-funding rates on unrealized gains on unsecuritized receivables between periods and an $8.2 million decrease in total expenses, after adjusting for the impact of the de-consolidation of the securitization entities, share-based compensation, income taxes and other items consistent with our Term Loan agreement.

For the Six Months Ended June 30, 2016
Structured Settlement's ANI for the six months ended June 30, 2016 decreased $24.5 million to a loss of $18.6 million from income of $5.9 million for the six months ended June 30, 2015. The primary driver behind the $24.5 million decrease was the $35.9 million decline in realized and unrealized gains on unsecuritized finance receivables and related derivatives discussed previously coupled with a $4.5 million unfavorable impact of pre-funding rates on unrealized gains on unsecuritized receivables between periods. Partially offsetting this unfavorable change was a $16.7 million decrease in total expenses, after adjusting for the impact of the de-consolidation of the securitization entities, share-based compensation, income taxes, and other items in accordance with our Term Loan agreement.
Structured Settlement's Adjusted EBITDA for the six months ended June 30, 2016 decreased $26.0 million to $4.8 million from $30.8 million for the six months ended June 30, 2015. The primary driver behind the $26.0 million decrease was the $35.9 million decline in realized and unrealized gains on unsecuritized finance receivables and related derivatives coupled with a $4.5 million unfavorable impact of pre-funding rates on unrealized gains on unsecuritized receivables between periods. Partially offsetting this unfavorable change was a $15.2 million decrease in total expenses, after adjusting for the impact of the de-consolidation of the securitization entities, share-based compensation, income taxes, and other items consistent with our Term Loan agreement.

Home Lending
Results of Operations
The table below presents the results of operations for our Home Lending segment for the three and six months ended June 30, 2016.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
	(In thousands)
REVENUES
Interest income	$1,054	$1,711
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	20,630	37,286
Changes in mortgage servicing rights, net	962	1,839
Servicing, broker, and other fees	1,843	3,895
Loan origination fees	2,273	3,909
Total Revenues	$26,762	$48,640

EXPENSES
Advertising	2,516	4,458
Interest expense	1,465	2,590
Compensation and benefits	11,704	21,052
General and administrative	1,788	3,552
Professional and consulting	489	959
Provision for losses	221	912
Direct subservicing costs	610	1,250
Depreciation and amortization	428	854
Total Expenses	$19,221	$35,627
Income before income taxes	$7,541	$13,013

Mortgage Originations:
Interest rate locks - units	5,505	9,483
Interest rate locks - volume	$1,428,427	$2,505,524
Loans closed - units	3,230	5,294
Loans closed - volume	$845,533	$1,413,835

	As of:
	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Mortgage Servicing:
Loan count - servicing	13,778	12,504
Average loan amount	$239	$238
Average interest rate	3.68%	3.72%
In evaluating performance, we net the gains on mortgage loans sold, unrealized gains on mortgage loans held for sale, IRLCs, and associated derivative instruments (i.e., forward sale commitments to deliver mortgage loans and forward sales of MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in our condensed consolidated statements of operations. During the three months ended June 30, 2016, we generated $22.3 million in gross revenue from the sale of mortgage loans and netted against it $1.7 million in direct costs. During the six months ended June 30, 2016, we generated $40.1 million in gross revenue from the sale of mortgage loans and netted against it $2.8 million in direct costs.

Loan origination fee income earned during the three and six months ended June 30, 2016 of $2.3 million and $3.9 million, respectively, represents revenue earned from originating mortgage loans and generally represents flat, per loan fee amounts.
Servicing, broker, and other fees represent revenue recognized for servicing mortgage loans for various investors that are based on a contractual percentage of the outstanding principal balance. The primary driver of our servicing revenue is our MSRs portfolio. The outstanding unpaid principal balance of serviced mortgages was approximately $3.3 billion as of June 30, 2016, an increase of $322.4 million from December 31, 2015 and an increase of $142.1 million from March 31, 2016.
U.S. GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSRs are subsequently measured at fair value at each reporting period. The increase (decrease) in the fair value of our MSRs portfolio resulting from: (i) loans sold with servicing rights retained; (ii) the runoff of our MSRs portfolio including payoffs; and (iii) changes in fair valuation inputs and assumptions is included in the valuation adjustments on MSRs, net, in our condensed consolidated statements of operations. During the three months ended June 30, 2016, the value of our MSRs increased by $1.0 million primarily due to the $142.1 million net increase in the unpaid principal balance of our MSRs portfolio, partially offset by a $0.3 million decrease in the fair value of MSRs resulting from the decrease in mortgage interest rates during the quarter. During the six months ended June 30, 2016, the fair value of our MSRs increased by $1.8 million primarily due to the $322.4 million net increase in the unpaid principal balance of our MSRs portfolio, partially offset by a $1.3 million decline in the fair value of MSRs resulting from the decrease in mortgage interest rates during the quarter.
Interest income principally relates to our mortgage loans held for sale, at fair value, which is accrued to income based on the principal amount outstanding and contractual interest rates.
Interest expense represents interest on Home Lending's: (i) five warehouse credit facilities with various financial institution used to originate mortgage loans held for sale that had a combined maximum borrowing capacity of $250.0 million as of June 30, 2016; and (ii) a single operating line of credit with a maximum borrowing capacity of $6.0 million.
Compensation and benefits includes salaries for Home Lending employees, commissions paid to loan officers, applicable taxes and the cost of providing employee benefits. During the three months ended June 30, 2016, Home Lending did not record a severance charge. During the six months ended June 30, 2016, Home Lending recorded a severance charge of $0.4 million related primarily to the departure of a senior manager in the segment who was also a former owner of the acquired entity.
Home Lending's general and administrative expense primarily represents the cost to lease and operate the segment's headquarters in Woodbridge, Virginia and the various retail and direct lending call center offices across the country.
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
Reconciliation of Net Income to Adjusted Net Income and Adjusted EBITDA, Non-GAAP Financial Measures
Historically, we have reported ANI, a non-GAAP financial measure, as a measure of Home Lending's results from operations and have reported ANI in this Quarterly Report on Form 10-Q. We define ANI with respect to our Home Lending segment as our net income under U.S. GAAP before non-cash compensation expenses, severance charges, and provision for or benefit from income taxes. We exclude these items in our calculation of ANI since we do not consider them part of our core operating results and such items are consistent with adjustments permitted under our Term Loan agreement.
Beginning in this quarter and on a prospective basis, we plan to regularly report Adjusted EBITDA, another non-GAAP financial measure, as a measure of our results from operations in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K, and we will discontinue reporting ANI starting in the first quarter of 2017. We define Adjusted EBITDA for our Home Lending segment as ANI before depreciation and amortization. We have begun presenting Adjusted EBITDA as an indication of operating performance since: (i) management has begun to use Adjusted EBITDA, in addition to income (loss) before income taxes calculated in accordance with U.S. GAAP, as the primary means by which it assesses the Company's consolidated and reportable segments' performance, (ii) Adjusted EBITDA is an operating measure specifically used in the calculation of certain covenants within the Company's Term Loan agreement and is reported to holders of the Company's related Term Loan debt, and (iii) Adjusted EBITDA is the operating metric used in determining whether performance-based restricted stock units issued to management will vest.
Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other measures of operating performance or liquidity determined in accordance with GAAP. Not all companies calculate Adjusted EBITDA in the same fashion, and therefore these amounts as presented may not be comparable to other similarly titled measures of other companies.

A reconciliation of our income before income taxes as reported under U.S. GAAP to the non-GAAP financial measures ANI and Adjusted EBITDA for our Home Lending segment was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Income before income taxes	$7,541	$13,013
Adjustments:
Severance expense	—	380
Adjusted Net Income	$7,541	$13,393
Depreciation and amortization	428	854
Adjusted EBITDA	$7,969	$14,247
Liquidity and Capital Resources
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$80,102	$(58,686)
Net cash used in investing activities	(8,121)	(1,717)
Net cash (used in) provided by financing activities	(91,703)	74,846
Net (decrease) increase in cash and cash equivalents	$(19,722)	$14,443
Cash and cash equivalents at beginning of year	57,322	41,648
Cash and cash equivalents at end of period	$37,600	$56,091
For the Six Months Ended June 30, 2016 and 2015
Cash Flow from Operating Activities
Net cash provided by operating activities was $80.1 million for the six months ended June 30, 2016 compared to net cash used in operating activities of $58.7 million for the six months ended June 30, 2015. The $138.8 million increase in the net cash provided by operating activities was primarily due to a $212.1 million increase in net proceeds from the sale of finance receivables. Net cash provided by (used in) operating activities does not reflect the financing of our purchased receivables which has been an integral part of our Structured Settlements segment and is reflected in net cash (used in) provided by financing activities. We did not securitize finance receivables in the first six months of 2016 but chose instead, based on market conditions, to complete two direct asset sales. The $212.1 million increase in net proceeds from the sale of finance receivables was partially offset by the net impact of the following: (i) a $72.7 million decrease in the purchase of finance receivables reflecting lower TRB purchase volume in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, (ii) a $69.4 million net decrease in cash provided by operating activities resulting from the Home Lending segment's originations and purchases of mortgages held for sale (net of proceeds from the sale and principal payments on mortgage loans held for sale) and (iii) a $65.4 million decrease related to changes in restricted cash and investments primarily due to the timing and structure of securitizations in the fourth quarter of 2014 and the first half of 2015.
Until our 2015-3 securitization, our securitization transactions had historically been structured with an "initial close" in which we issued the principal amount of securitized debt and received: (i) cash in exchange for assets delivered and (ii) restricted cash in exchange for assets to be delivered 60 to 90 days in the future (referred to as the "pre-funding" date). On the pre-funding date, additional assets would be delivered to the lenders in return for the lifting of restrictions on the restricted cash. As a result of structuring the securitizations in this fashion, our restricted cash and investments balances fluctuated significantly in prior years depending on the timing of the transactions' initial close and their associated pre-funding dates. In contrast, we did not receive restricted cash (i.e., cash payments for assets to be delivered in the future) in connection with the initial close of our two direct asset sales executed during the six months ended June 30, 2016. Consequently, our restricted cash and investments balances did not fluctuate significantly between December 31, 2015 and June 30, 2016.

Cash Flow from Investing Activities
Net cash used in investing activities was $8.1 million for the six months ended June 30, 2016 compared to $1.7 million for the six months ended June 30, 2015. The $6.4 million increase in cash used in investing activities was primarily due to the Company making the final $7.6 million purchase price payment to the former owners of the Home Lending segment during the six months ended June 30, 2016, offset by a $1.2 million decrease in purchases of premises and equipment, net of sales proceeds.
Cash Flow from Financing Activities
Net cash used in financing activities was $91.7 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $74.8 million for the six months ended June 30, 2015. The $166.5 million change was primarily attributable to: (i) a $214.6 million decrease in proceeds received from the issuance of securitization and other VIE long-term debt resulting from our decision to complete direct asset sales in the first six months of 2016 rather than securitization transactions and (ii) a $9.8 million increase in repayments of long-term debt and derivatives, partially offset by (i) a $47.5 million increase in proceeds (net of repayments) from our revolving credit facilities and (ii) an $11.8 million reduction in purchases of treasury stock.
Funding Sources
We utilize a number of different funding sources to finance our segments and their associated business activities.
Structured Settlements Segment
Structured Settlements and Annuities
We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents and/or through two separate warehouse facilities. As of June 30, 2016, these two warehouse facilities had $400.0 million of aggregate capacity which consisted of: (i) a $300.0 million syndicated warehouse facility with a revolving period that ends in July 2017 and (ii) a $100.0 million warehouse facility with a revolving period that ends in May 2018. Subsequent to the expiration or termination of their respective revolving lines of credit, our warehouse facilities have amortization periods of four months ($300.0 million facility) or 18 months ($100.0 million facility) before final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of June 30, 2016, we had $381.7 million in total unused borrowing capacity across the two separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.
We regularly assess our warehouse facilities and adjust the nature and amount of our committed warehouse lines in light of market conditions. Based on current and projected financing needs, we terminated a $50.0 million and a $300.0 million warehouse facility in January 2016 and May 2016, respectively. Subsequent to these terminations, our total borrowing capacity under our warehouse facilities is $400.0 million. We intend to renew or replace the two remaining guaranteed structured settlement and annuity warehouse facilities prior to the end of their respective revolving periods to better reflect our financing needs in the future.
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
These warehouse facilities are used strictly to fund the guaranteed structured settlement and annuity payment stream purchases. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire, and there can be no assurance that we will be able to do so in the future.
We have historically undertaken non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We did not securitize finance receivables in the first six months of 2016 but chose instead, based on market conditions, to complete two direct asset sales of our aggregated structured settlement and annuity payment streams. The first direct asset sale consisted of $161.3 million in discounted TRB purchases based on a deal discount rate of 5.02% and was comprised of two asset pools. The first pool, which closed on February 18, 2016, consisted of $91.3 million in discounted TRB purchases and generated net proceeds to us of $27.0 million. The second pool, which closed on April 21, 2016, consisted of $70.0 million in discounted TRB purchases and generated net proceeds to us of $21.6 million. The second direct asset sale consisted of $110.8 million in discounted TRB purchases and was also comprised of two asset pools. The first pool, which closed on June 17, 2016, consisted of $50.8 million in discounted TRB purchases based on a deal discount rate of 4.85% and generated net proceeds to us of $18.2 million. The second pool is expected to close in August 2016.

In contrast, during the six months ended June 30, 2015, we completed the following securitization related transactions: (i) the prefunding associated with our 2014-3 transaction on January 26, 2015, which consisted of $72.6 million in discounted TRB purchases and generated net proceeds to us of $71.8 million, (ii) the initial close of our 2015-1 securitization on March 31, 2015, which consisted of $128.3 million in discounted TRB purchases and generated net proceeds to us of $58.8 million and (iii) the prefunding associated with our 2015-1 transaction on May 25, 2015, which consisted of $85.6 million in discounted TRB purchases and generated net proceeds to us of $69.2 million.
We intend, subject to market conditions, management discretion and other relevant factors, to undertake multiple securitizations or direct asset sales in the future. Diversifying our financing strategy allows us to realize greater cost efficiencies in our capital market transactions and provides us with increased flexibility.
The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 73.5% of the counterparties to structured settlement payment streams that we purchased in 2016 were rated "A3" or better by Moody's. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market or through outright-sale transactions.
Life Contingent Structured Settlements and Life Contingent Annuities
We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with a capacity of $150.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of June 30, 2016, our permanent financing facility had $74.1 million of unused capacity for our life contingent annuity and structured settlement businesses.
Lotteries
In 2013, we began purchasing lottery payment streams and have structured one of our two remaining guaranteed structured settlement and annuity warehouse facilities to allow us to finance lottery payment streams. This allows us to aggregate a pool of such payment streams that we subsequently include with structured settlement and annuity payment streams in securitizations and direct asset sales. We intend to continue to include lottery payment streams in securitizations and direct asset sales in the future.
Pre-Settlement Funding
We previously financed our pre-settlement funding transactions through a revolving credit facility. The $35.0 million facility was structured with a revolving period that ended on December 31, 2015. The principal amount outstanding under the facility as of December 31, 2015 was converted into a "term advance" requiring minimum principal payments over the subsequent 24 month amortization period with interest payable monthly and calculated in the same manner as the original credit facility. We expect this term advance to be fully repaid in the third quarter of 2016.
We decided, beginning in April 2015, to curtail our purchases of pre-settlement transactions. We have, however, and will continue to broker leads for such transactions to third parties in exchange for broker or referral fees, and, in the normal course of our business, we evaluate our existing pool of pre-settlement assets for retention or sale. Ceasing purchases of pre-settlement transactions has not had a material impact on our business, financial condition, results of operation or cash flows.
Credit Facility
We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of June 30, 2016 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matures in August 2017. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either Libor or 1.0% (whichever is greater) plus a spread of 6.0%. If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment has the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019.
The Credit Facility requires us, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of June 30, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement was not applicable. Had the leverage ratio requirement been applicable as of June 30, 2016 or December 31, 2015, we would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold.
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
Securitization & Permanent Financing Debt, at Fair Value
We elected fair value treatment under ASC 825, Financial Instruments ("ASC 825"), to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the fair value of the VIE finance receivables held by SPEs, which are held to provide the cash flow for the note obligations. The VIE debt issued by SPEs is non-recourse to us or our subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts and repurchases of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts.
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
Home Lending Segment
Mortgage Loans Held For Sale
We finance our mortgage loan origination activities primarily through five separate warehouse facilities that had an aggregate capacity of $250.0 million as of June 30, 2016. In July 2016, we modified the terms of our $50.0 million warehouse facility and extended its maturity through January 2017. Under the terms of the revised facility agreement, the committed amount will decrease to $45.0 million as of August 15, 2016, and subsequently decrease by $5.0 million each month through maturity. In July 2016, we extended our $40.0 million warehouse line credit facility through September 2016. In August 2016, we increased the capacity of our $20.0 million warehouse line to $75.0 million.
These credit facilities are generally renewed annually for a period of 12 months and represent secured lending facilities with our originated mortgage loans serving as collateral. In addition, our lenders require pledge fund deposits of approximately one percent of the facility's capacity be maintained with the lender. Without these facilities we would not be able to meet our short-term liquidity requirements to operate our Home Lending segment.
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
Operating Line of Credit
We maintain a $6.0 million line of credit with a financial institution that is generally renewed annually for a period of 12 months and represents a secured lending facility with our MSRs serving as collateral. In August 2016, we renewed the terms of this facility and increased our borrowing capacity to $10.0 million.

Consolidated Liquidity Needs
Our Liquidity Needs
Our primary source of funds for the Structured Settlements and Home Lending segments include secured borrowings in the form of warehouse lines of credit and revolving credit facilities with financial institutions. These credit facilities are generally renewed for a period of 12 to 18 months. In the ordinary course of business, we routinely review our financing needs and adjust our aggregate borrowing capacity in light of current and projected business needs and market conditions. Although we have historically been able to renew or replace these facilities in advance of their maturity to ensure our ongoing liquidity and access to capital, there can be no assurance that we will be able to continue to do so in the future.
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
Long-Term Liquidity Needs
Our most significant needs for liquidity beyond the next 12 months are the repayment of the principal and interest amounts of our outstanding senior secured term loan and the repayment of our Residual Term Facility. We expect to meet our long-term liquidity needs through excess cash flow generated through our securitization and direct-asset sale program, bank borrowings, debt refinancings, and new debt and equity offerings. However, there can be no assurances that we will be able to continue to securitize or sell our payment streams at favorable rates, securitize/sell our mortgage loans at favorable rates, or obtain financing through borrowing or other means, refinance our debt or raise new debt or equity.
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
Contractual Obligations and Commitments
Information regarding our Contractual Obligations and Commitments appears in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference. There were no material changes in those Contractual Obligations and Commitments.
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
A discussion of these critical accounting policies is located in the section titled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to the Company's most recent Annual Report on Form 10-K.
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. In the first six months of 2016, the FASB issued amendments to this standard (ASU Nos. 2016-8, 2016-10, 2016-11 and 2016-12). These amendments provide further clarification to the standard. The ASU will replace certain existing revenue recognition guidance when it becomes effective for public entities in the fiscal year beginning after December 15, 2016 and for non-public entities in the fiscal year beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the impact of the future adoption of the ASU on our consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-15,  Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for all entities for annual and interim periods ending after December 15, 2016, with early adoption permitted. Management will perform the required assessment and will provide the related footnote disclosures as appropriate.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires an entity to re-evaluate its consolidation for limited partnerships or similar entities. The ASU requires an entity to apply this amendment using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The ASU changes the criteria that an entity uses to identify a variable interest entity, how it characterizes the VIE for a limited partnership or similar entity and how it determines the primary beneficiary. For public entities, the ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and for nonpublic entities for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which relates to how an entity accounts for the recognition of debt issuance costs as a deferred charge. The ASU will require an entity to recognize debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and interim periods within those fiscal years, and for non-public entities in fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The standard requires the new guidance to be adopted on a retrospective basis wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying this ASU. In March 2016, the FASB issued ASU No. 2015-15, Imputation of Interest, which further clarified ASU No. 2015-03. We do not believe the adoption of this standard will materially impact our consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as concurrent in the classified statement of financial position. This ASU becomes effective for public entities for annual periods beginning after December 15, 2016 and for all other entities for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. Management does not believe this ASU will have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and for all other entities beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize right-of-use assets and lease liabilities for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, which addresses the current and potential future diversity in practice related to the de-recognition of a prepaid stored-value product liability. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and for non-public entities in the fiscal year beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The pronouncement was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This pronouncement is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Structured Settlements Segment
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

Interest Rate Risk
We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our condensed consolidated statements of operations. As of June 30, 2016, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of June 30, 2016	Impact as of June 30, 2016 of a 100 basis point increase in interest rates	Impact as of June 30, 2016 of a 100 basis point decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$4,164,596	$(256,672)	$287,953
Company retained interests in finance receivables, at fair value	228,824	(43,441)	49,282
Unsecured finance receivables, at fair value	37,522	(3,428)	3,922
VIE and other finance receivables, at fair value	4,430,942	(303,541)	341,157
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,030,306	229,622	(258,235)
VIE derivative liabilities, at fair value	74,813	22,277	(24,392)
Net impact	N/A	$(51,642)	$58,530
These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.
In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized or sold, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during the six months ended June 30, 2016, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the six months ended June 30, 2016 would have been reduced by approximately $15.0 million. If instead this increase of 1% in financing costs were to have only affected our June payment stream purchases, our income for the six months ended June 30, 2016 would have been reduced by approximately $2.5 million.
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

The following sensitivity analyses are limited in that they were performed at a particular point in time, only contemplate the movement of interest rates and do not incorporate changes to other variables, are subject to the accuracy of various models and assumptions used and do not incorporate other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the following estimates should not be viewed as earnings forecasts.
As of June 30, 2016, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance at June 30, 2016	Impact at June 30, 2016 of a 100 basis point increase in interest rates	Impact at June 30, 2016 of a 100 basis point decrease in interest rates
	(In thousands)
Mortgage loans held for sale, at fair value	$228,229	$(7,718)	$4,043
Mortgage servicing rights, at fair value	31,126	4,670	(9,495)
Interest rate lock commitments, at fair value	14,293	(15,753)	4,159
Forward sale commitments, at fair value	3,779	20,929	(7,411)
Net impact	$277,427	$2,128	$(8,704)
Consumer Credit Risk
We sell our loans on a non recourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to purchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions.
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
Derivative and Other Hedging Instruments
Refer to Note 15, Derivative Financial Instruments, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) under Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein, for a summary of the Company's derivative transactions.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate controls over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings
Information regarding our legal proceedings appears in "Part I, Item 3 'Legal Proceedings'" in our Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference. There have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K, except as noted below.
Petition to Enforce Civil Investigative Demand
On June 6, 2016, the Consumer Financial Protection Bureau ("CFPB") filed a Petition to Enforce Civil Investigative Demand (the "Petition") against J.G. Wentworth, LLC ("JGW") in the United States District Court for the Eastern District of Pennsylvania; Case No. 2:16-cv-02773-CDJ. The Petition states that the CFPB has authority to issue a Civil Investigative Demand ("CID") whenever it has reason to believe that any person may have information relevant to a violation of Federal consumer financial laws, notes the history of the interaction between the CFPB and JGW, and states that JGW has refused to produce any additional materials in response to the third of three CIDs the CFPB served on JGW. The Petition requests that the court issue an order requiring JGW to fully comply with the third CID. On July 13, 2016, the court issued an order for JGW, on or before July 27, 2016, to show cause as to why the Petition should not be granted. After discussion amongst the parties and petition to the court, on July 22, 2016, the court issued an order noting that JGW would have until August 10, 2016 to file its submission in response to the Petition, and that the CFPB would have until August 31, 2016 to file its response.
Illinois Class Action Proceedings
As noted in our Annual Report on Form 10-K for the year ended December 31, 2015, in February 2014, a purported class action filing was made against the Company and various subsidiaries, which was removed to the United States District Court for the Southern District of Illinois, and later transferred to the United States District Court for the Northern District of Illinois, Eastern Division; Case No.: 1:14-cv-09188. Based on amendments to the Illinois Structured Settlement Protection Act providing that where the terms of the structured settlement agreements prohibit sale, assignment, or encumbrance of such payment rights, a court is not precluded from hearing an application for transfer of the payment rights and ruling on the merits of such application, and a declaration that the amendment was “declarative of existing law”, we believe that the original ruling in Illinois which commenced the continuing Illinois proceedings was not consistent with precedent and existing law, and we filed updates with the court accordingly. On July 27, 2016, the United States District Court for the Northern District of Illinois, Eastern Division entered an order granting in part and denying in part our motion to dismiss the plaintiffs’ complaint.  The court dismissed with prejudice any claims based on allegations that the transfer approval orders were void.  The court held that Illinois courts that approved the original transfers had jurisdiction to approve the transfers and/or claims based on those orders being void ab initio were dismissed, as well as claims based on allegations that the venue was improper for the approval petitions or that the disclosures were inadequate.  The court held that anti-assignment provisions in the original settlement agreements can be waived, but because the plaintiffs did not plead that they waived the anti-assignment clauses, the motion to dismiss those claims were denied.  The court dismissed without prejudice plaintiffs’ claims under RICO because plaintiffs failed to allege two predicate acts as to each defendants.  The court also dismissed claims against entities that were not in existence at the time of the transfers.  The court dismissed with prejudice claims for unjust enrichment and joint enterprise. The court denied the motion to dismiss the claims based on a breach of fiduciary duty, parts of the conversion claims and the defense of statute of limitations because plaintiffs’ complaint stated a claim.  The court ordered the plaintiffs to file a third amended complaint by September 2, 2016 consistent with the order and set a status hearing for September 21, 2016.  At that time, the court will determine what actions to take with Settlement Funding, LLC’s Petitions to Compel Arbitration as to all but one plaintiff.
Other Litigation
On February 10, 2015, a competitor filed, in the United States District Court for the Central District of California, Western Division, a complaint alleging that the Company and certain of its affiliates have violated antitrust laws as a result of the 2011 merger between J.G. Wentworth, LLC and Peach Holdings Inc. and post-merger activities, and requested that the court find that there has been a Section 7 violation of the Clayton Act, that assets are to be divested, that an injunction should be issued and monetary damages should be awarded. After allowing the plaintiff two attempts to amend its original complaint to sustain a viable claim, on February 1, 2016, the court granted our motion to dismiss, with prejudice, and on February 10, 2016, the court entered a judgment accordingly. On February 26, 2016, the plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit; No. 16-55289 (D.C. No. 2:15-cv-00954-BRO-PJW). The Ninth Circuit has ordered that plaintiff/appellant's opening brief be filed by August 1, 2016 and that our answering brief be filed on or before August 31, 2016. We believe that the allegations made in the competitor's complaint, and the basis for the appeal of the District Court's decision are without merit and intend to vigorously defend these allegations as the matter continues.
On August 3, 2016, Rockpoint Funding, LLC and Rockpoint Strategies, LLC filed in the Superior Court of the State of California for the County of Los Angeles - Central District, Case No.: BC629359 an action against The J.G. Wentworth Company, Green Apple Management Company, LLC, PeachOne Funding SPV, LLC, Peachtree Funding Northeast, LLC and Peachtree Pre-

Settlement Funding, LLC (collectively, the "Defendants"). The complaint alleges that the Defendants breached an asset purchase agreement between the parties. Plaintiffs are seeking compensatory damages, attorney’s fees, costs and punitive damages. The Defendants believe the allegations are without merit and intend to defend themselves accordingly.
Item 1A. Risk Factors
Information regarding our risk factors appears in “Part I, Item 1A, ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2015, and such information is incorporated herein by reference. There here have been no material developments to the risk factors described in our Annual Report on Form 10-K, except as noted below.
We have been the subject of Civil Investigative Demands from the CFPB with respect to our Structured Settlements segment and could be subject in the future to enforcement actions by the CFPB.
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") grants regulatory powers to the CFPB and gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders and civil monetary penalties. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties).
We have, since March 2014, been served with three Civil Investigative Demands, or CIDs, from the CFPB relating to our structured settlement and annuity payment purchasing activities. The CIDs have requested various information and documents, including oral testimony, for the purpose of determining our compliance with Federal consumer financial laws. We have provided documents and oral testimony relating to requests in the first two CIDs. In response to the third CID, we discussed the requests with the CFPB and filed a petition to modify or set aside that particular CID. On February 11, 2016, the CFPB denied that request. We have since continued our dialogue with the CFPB, but we were unable to reach a mutually satisfactory path forward to satisfy the open requests given our concerns over jurisdiction. As a result, on June 7, 2016, the CFPB filed a Petition to Enforce Civil Investigative Demand. Our response is due in August 2016.
While we believe that the our practices are fully compliant with applicable law, if the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The trading of our Class A common stock on the OTCQX instead of the New York Stock Exchange may have an unfavorable impact on our stock price and liquidity, as well as our ability to raise additional capital.
On June 17, 2016, we were notified by the New York Stock Exchange ("NYSE") that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual requiring listed companies to maintain an average global market capitalization over a consecutive 30-day trading period of at least $15.0 million. As a result, the NYSE suspended trading of our Class A common stock at the close of trading on June 17, 2016. On June 20, 2016, our Class A common stock began trading on the OTCQX, which is operated by OTC Markets Group, Inc., under the trading symbol "JGWE".
The OTCQX is an inter-dealer, over-the-counter market that is a significantly more limited market than the NYSE. Securities traded on the OTC markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. Quotes for stocks included on the OTC markets are not listed in newspapers, and, therefore, prices for securities traded solely on the OTC markets may be difficult to obtain. In addition, because our shares are traded on the OTCQX, we are subject to fewer rules and regulations than if the shares were traded on the NYSE. The trading of our shares on the OTCQX may result in a less liquid market available for existing and potential stockholders to trade shares of our Class A common stock and could depress the trading price of our Class A common stock.
Additionally, trading on an over-the-counter market could adversely affect our ability to raise additional financing through public or private sales of equity securities and could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.
Our failure to meet the ongoing eligibility standards of the OTCQX could result in the removal of our Class A common stock from trading on the OTCQX.
In order to maintain eligibility for our Class A common stock to trade on the OTCQX, we must comply with certain ongoing eligibility standards including, among other things:

•	a minimum bid price of at least $0.10 per share as of the close of business for at least one of every 30 consecutive calendar days;

•	meeting at least one exemption from the Securities and Exchange Commission’s penny stock rules;

•	a market capitalization of at least $5 million for at least one of every 30 consecutive calendar days;

•	filing with the Securities and Exchange Commission all annual, quarterly and other interim reports required pursuant to the Exchange Act; and

•	at least two market makers publishing priced quotations of our common stock on OTC Link within 90 days of our joining OTCQX.
Although we currently meet the eligibility standards for our Class A common stock to trade on the OTCQX, given the volatility of our stock price, it is possible that we will fail to satisfy these eligibility standards in the future. If we were to fail to satisfy the eligibility standards of the OTCQX by falling below such thresholds, the OTC Markets Group may take steps to remove our Class A common stock from trading on the OTCQX. If our Class A common stock is removed from trading on the OTCQX, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our Class A common stock;

•	reduced liquidity with respect to our Class A common stock;

•
a determination that our shares of Class A common stock are "penny stock" which will require brokers trading in our shares of Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of Class A common stock;

•	a limited amount of news and analyst coverage for our Company;

•	a negative impact on our overall business reputation and ability to execute on various initiatives; and

•	a decreased ability to issue additional common stock or obtain additional financing in the future.
A removal of our Class A common stock from trading on the OTCQX would likely have a negative effect on the price of our Class A common stock and would impair our stockholders' ability to sell or purchase our Class A common stock when they wish to do so. In the event of such a removal, we may take actions to restore our compliance with the OTCQX’s eligibility requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, stabilize the market price or improve the liquidity of our Class A common stock or prevent future non-compliance with the OTCQX’s eligibility requirements.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
There was no share repurchase activity during the six months ended June 30, 2016.
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

THE J.G. WENTWORTH COMPANY

August 9, 2016	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

August 9, 2016	By:	/s/ Roger O. Gasper
Roger O. Gasper
Chief Financial Officer