Form 10-Q
period 2016-09-30
J.G. Wentworth Co
filed 2016-11-09
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No
The number of shares of the registrant's Class A common stock, par value $0.00001 per share, outstanding was 15,729,817 as of October 31, 2016. The number of shares of the registrant's Class B common stock, par value $0.00001 per share, outstanding was 8,710,814 as of October 31, 2016.

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

•	our business model being susceptible to litigation;

•	our ability to continue to purchase structured settlement payments and other financial assets;

•	the public disclosure of the identities and information of structured settlement holders maintained in our proprietary database;

•	our dependence on the opinions of certain credit rating agencies of the credit quality of our securitizations;

•	our ability to complete future securitizations, other financings or sales on favorable terms;

•	the insolvency of a material number of structured settlement issuers;

•	adverse changes in the residential mortgage lending and real estate markets, including any increases in defaults or delinquencies, especially in geographic areas where our loans are concentrated;

•	our ability to grow our loan origination volume, acquire mortgage servicing rights, or MSRs, and recapture loans that are refinanced;

•	changes in the guidelines of government-sponsored entities, or GSEs, or any discontinuation of, or significant reduction in, the operation of GSEs;

•	potential misrepresentations by borrowers, counterparties and other third parties;

•	changes in prevailing interest rates and our ability to mitigate interest rate risk through hedging strategies;

•	our ability to obtain sufficient working capital at attractive rates or obtain sufficient capital to meet the financing requirements of our business;

•	our ability to remain in compliance with the terms of our substantial indebtedness and to refinance our term debt;

•	our ability to raise additional capital as a result of our Class A common stock now being traded on the OTCQX® Market; and

•	our ability to meet the ongoing eligibility standards of the OTCQX® Market.

The J.G. Wentworth Company
Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

	September 30, 2016	December 31, 2015
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$86,678	$57,322
Restricted cash and investments	144,589	136,780
VIE finance receivables, at fair value (1)	4,214,396	4,376,458
Other finance receivables, at fair value	14,586	9,689
VIE finance receivables, net of allowances for losses of $9,325 and $8,659, respectively (1)	87,312	99,874
Other finance receivables, net of allowances for losses of $1,750 and $1,707, respectively	8,864	10,468
Other receivables, net of allowances for losses of $280 and $273, respectively	17,832	16,285
Mortgage loans held for sale, at fair value (2)	308,490	124,508
Mortgage servicing rights, at fair value (2)	32,607	29,287
Premises and equipment, net of accumulated depreciation of $10,614 and $7,961, respectively	4,376	5,674
Intangible assets, net of accumulated amortization of $22,294 and $20,700, respectively	23,352	30,429
Goodwill	8,369	8,369
Marketable securities, at fair value	79,779	84,994
Deferred tax assets, net	213	2,250
Other assets	73,316	82,577
Total Assets	$5,104,759	$5,074,964

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accrued expenses and accounts payable	$30,012	$21,548
Accrued interest	26,314	22,380
Term loan payable	442,429	440,181
VIE derivative liabilities, at fair value	69,764	66,519
VIE borrowings under revolving credit facilities and other similar borrowings	32,502	48,828
Other borrowings under revolving credit facilities and other similar borrowings	298,199	122,243
VIE long-term debt	65,241	199,363
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,045,633	3,928,818
Other liabilities	55,096	65,106
Deferred tax liabilities, net	—	18,825
Installment obligations payable	79,779	84,994
Total Liabilities	$5,144,969	$5,018,805

Commitments and contingencies (Note 19)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,271,889 issued and 15,729,817 outstanding as of September 30, 2016, 16,076,444 issued and 15,534,372 outstanding as of December 31, 2015	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,710,814 issued and outstanding as of September 30, 2016, 8,908,698 issued and outstanding as of December 31, 2015	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in-capital	105,577	104,713
Accumulated deficit	(116,358)	(70,765)
	(10,781)	33,948
Less: treasury stock at cost, 542,072 shares as of September 30, 2016 and December 31, 2015, respectively	(2,138)	(2,138)
Total stockholders' equity, The J.G. Wentworth Company	(12,919)	31,810
Non-controlling interests	(27,291)	24,349
Total Stockholders' (Deficit) Equity	(40,210)	56,159
Total Liabilities and Stockholders' (Deficit) Equity	$5,104,759	$5,074,964
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
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
REVENUES
Interest income	$43,991	$50,170	$145,211	$140,129
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives	(9,104)	7,556	(12,339)	62,877
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	24,495	8,946	61,781	8,946
Changes in mortgage servicing rights, net	1,480	548	3,320	548
Servicing, broker, and other fees	3,023	2,477	9,758	4,478
Loan origination fees	2,536	1,032	6,445	1,032
Realized and unrealized gains (losses) on marketable securities, net	2,376	(6,871)	3,921	(5,957)
Total Revenues	$68,797	$63,858	$218,097	$212,053

EXPENSES
Advertising	$13,894	$16,946	$42,191	$49,728
Interest expense	54,561	55,606	167,861	154,509
Compensation and benefits	20,792	14,210	59,835	36,426
General and administrative	7,732	5,307	21,822	14,679
Professional and consulting	3,977	6,542	12,386	15,841
Debt issuance	2,584	2,220	3,132	5,092
Securitization debt maintenance	1,380	1,463	4,226	4,453
Provision for losses	2,075	1,653	4,647	4,610
Direct subservicing costs	493	336	1,742	336
Depreciation and amortization	1,182	966	3,646	2,961
Installment obligations expense (income), net	2,817	(6,372)	5,279	(4,300)
Impairment charges	—	29,860	5,483	29,860
Total Expenses	$111,487	$128,737	$332,250	$314,195
Loss before income taxes	(42,690)	(64,879)	(114,153)	(102,142)
Benefit for income taxes	(3,883)	(7,252)	(16,787)	(12,422)
Net Loss	$(38,807)	$(57,627)	$(97,366)	$(89,720)
Less net loss attributable to non-controlling interests	(20,094)	(30,930)	(51,773)	(49,382)
Net loss attributable to The J.G. Wentworth Company	$(18,713)	$(26,697)	$(45,593)	$(40,338)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares of Class A common stock outstanding:
Basic	15,663,475	14,918,415	15,633,696	14,437,117
Diluted	15,663,475	14,918,415	15,633,696	14,437,117
Net loss per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(1.19)	$(1.79)	$(2.92)	$(2.79)
Diluted	$(1.19)	$(1.79)	$(2.92)	$(2.79)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(38,807)	$(57,627)	$(97,366)	$(89,720)
Total comprehensive loss	(38,807)	(57,627)	(97,366)	(89,720)
Less: comprehensive loss allocated to non-controlling interests	(20,094)	(30,930)	(51,773)	(49,382)
Comprehensive loss attributable to The J.G. Wentworth Company	$(18,713)	$(26,697)	$(45,593)	$(40,338)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity (Unaudited)

(Dollars in thousands, except per share data)

	Accumulated Other Comprehensive Income	Non- controlling Interest	Accumulated Deficit	Additional Paid-In- Capital	Treasury Stock		Common Stock - Class A		Common Stock - Class B		Total Stockholders' (Deficit) Equity
					Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2015	$—	$24,349	$(70,765)	$104,713	542,072	$(2,138)	15,534,372	$—	8,908,698	$—	$56,159
Net loss	—	(51,773)	(45,593)	—	—	—	—	—	—	—	(97,366)
Share-based compensation	—	454	—	543	—	—	—	—	(2,439)	—	997
Exchange of JGW LLC common interests into Class A common stock	—	(321)	—	321	—	—	195,445	—	(195,445)	—	—
Balance as of September 30, 2016	$—	$(27,291)	$(116,358)	$105,577	542,072	$(2,138)	15,729,817	$—	8,710,814	$—	$(40,210)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(97,366)	$(89,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for losses	4,647	4,610
Depreciation	2,052	1,677
Impairment charges	5,483	29,860
Changes in mortgage servicing rights, net	(3,320)	(548)
Amortization of finance receivables acquisition costs	51	446
Amortization of intangibles	1,594	1,284
Amortization of debt issuance costs	11,063	5,914
Proceeds from sale of and principal payments on mortgage loans held for sale	2,343,415	362,723
Originations and purchases of mortgage loans held for sale	(2,462,754)	(352,641)
Change in unrealized gains/losses on finance receivables	(92,880)	5,320
Change in unrealized gains/losses on long-term debt	167,243	(66,711)
Change in unrealized gains/losses on derivatives	3,034	(1,168)
Net proceeds from sale of finance receivables	271,331	—
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(61,781)	(8,946)
Purchases of finance receivables	(204,775)	(307,381)
Collections on finance receivables	404,520	417,362
Gain on sale of finance receivables	(69,597)	—
Recoveries of finance receivables	137	1
Accretion of interest income	(141,885)	(139,808)
Accretion of interest expense	(23,611)	(30,677)
Gain on extinguishment of debt	—	(593)
Share-based compensation expense	997	1,389
Change in marketable securities	(3,921)	5,957
Installment obligations expense, net	5,279	(4,300)
Decrease in fair value of life settlement contracts	—	13
Premiums and other costs paid, and proceeds from sale of life settlement contracts	—	(13)
Deferred income taxes, net	(16,787)	(15,698)
(Increase) decrease in operating assets:
Restricted cash and investments	(7,809)	4,588
Other assets	8,236	(1,547)
Other receivables	(1,547)	16
Increase (decrease) in operating liabilities:
Accrued expenses and accounts payable	8,464	7,928
Accrued interest	3,934	3,694
Other liabilities	7	1,642
Net cash provided by (used in) operating activities	$53,454	$(165,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from investing activities:
Purchase of Home Lending, net of cash acquired	$(7,630)	$(46,595)
Purchases of premises and equipment, net of sales proceeds	(754)	(2,871)
Net cash used in investing activities	$(8,384)	$(49,466)
Cash flows from financing activities:
Payments of equity financing costs	$—	$(61)
Purchases of treasury stock	—	(14,471)
Issuance of VIE long-term debt	216,806	407,332
Payments for debt issuance costs	(1,133)	(703)
Payments on capital lease obligations	(37)	—
Repayments of long-term debt and derivatives	(390,980)	(244,910)
Gross proceeds from revolving credit facilities	2,583,134	538,755
Repayments of revolving credit facilities	(2,423,504)	(477,100)
Issuance of installment obligations payable	3,472	998
Purchase of marketable securities	(3,472)	(998)
Repayments of installment obligations payable	(13,966)	(14,238)
Proceeds from sale of marketable securities	13,966	14,238
Net cash (used in) provided by financing activities	$(15,714)	$208,842
Net increase (decrease) in cash and cash equivalents	29,356	(5,951)
Cash and cash equivalents at beginning of year	57,322	41,648
Cash and cash equivalents at end of period	$86,678	$35,697

Supplemental disclosure of cash flow information:
Cash paid for interest	$176,633	$175,570
Cash paid for income taxes	$101	$127
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$11,404	$1,298
Mortgage loans subject to repurchase rights from Ginnie Mae	$40,005	$39,125
Exchange of LLC Common Interests for shares of Class A common stock	$321	$8,448
Re-issuance of Treasury stock in connection with acquisition	$—	$12,956
Amount due to sellers in connection with acquisition	$—	$6,383

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
The Company is a diversified financial services company that specializes in providing solutions to consumers in need of cash. The Company's direct-to-consumer businesses use the internet, television, direct mailing and other channels to offer a variety of solutions including structured settlement payment purchasing, mortgage origination (both purchase and refinancing), prepaid cards and provision to access personal lending. The Company warehouses, securitizes, sells or otherwise finances the financial assets that it originates or purchases in transactions that are structured to ultimately generate cash proceeds to the Company that exceed the purchase price it paid for those assets.
The Company has identified the following two reportable segments:
(i) Structured Settlement Payments ("Structured Settlements") - Structured Settlements provides liquidity to individuals with financial assets such as structured settlements, annuities and lottery winnings by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets. The Company engages in warehousing and subsequent resale or securitization of these various financial assets. Structured Settlements also includes prepaid card solutions and provision to (i) access personal lending and (ii) funding for pre-settled legal claims as well as our corporate activities.
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
JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.6% and 45.4%, respectively, as of September 30, 2016. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 53.9% and 46.1%, respectively, as of December 31, 2015.
Net loss attributable to the non-controlling interests in the condensed consolidated statements of operations represents the portion of loss attributable to the economic interest in JGW LLC held by entities other than the Corporation. The allocation of net loss to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling interests' weighted average economic interests in JGW LLC for the three months ended September 30, 2016 and 2015 were 45.4% and 47.3%, respectively. The non-controlling interests' weighted average economic interests in JGW LLC for the nine months ended September 30, 2016 and 2015 were 45.5% and 49.0%, respectively.
The net loss attributable to The J.G. Wentworth Company in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 does not necessarily reflect the Corporation's weighted average economic interests in JGW LLC for the respective periods because the majority of the benefit for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three months ended September 30, 2016 and 2015, $(5.5) million and $(7.8) million of the $(3.9) million and $(7.3) million total tax benefit, respectively, was specifically attributable to The J.G. Wentworth Company. For the nine months ended September 30, 2016 and 2015, $(16.5) million and $(13.3) million of the $(16.8) million and $(12.4) million total tax benefit, respectively, was specifically attributable to The J.G. Wentworth Company. Refer to Note 16 for a description of the Company's income taxes.
Non-controlling interests in the condensed consolidated balance sheets represent the portion of equity (deficit) attributable to the non-controlling interests of JGW LLC. The allocation of equity (deficit) to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling interests in the entity.
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
There were no accounting pronouncements adopted during the nine months ended September 30, 2016.
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
Of the $23.8 million of acquired intangible assets, $13.2 million was assigned to licenses and approvals that are not subject to amortization. The remaining $10.6 million of acquired intangible assets were assigned a weighted-average useful life of 9.3

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

years. These finite-lived assets included affinity relationships of $9.5 million (10-year useful life) and a trade name of $1.1 million (3-year useful life).
The following table summarizes the supplemental pro forma information of the combined Company for the nine months ended September 30, 2015 and 2014, respectively, as if the acquisition of Home Lending occurred on January 1, 2014.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Pro forma total revenues	257,048	411,451
Pro forma net loss before income taxes (1)	(92,642)	98,460
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
4. Goodwill and Intangible Assets
Goodwill of $8.4 million is related to the Home Lending segment as of September 30, 2016 and December 31, 2015. There is no goodwill related to the Structured Settlements segment.
Intangible assets subject to amortization include the following as of:

	Structured Settlements		Home Lending
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
September 30, 2016
Database	$4,609	$(4,326)	$—	$—
Customer relationships	16,096	(15,709)	—	—
Domain names	486	(458)	—	—
Trade name (1)	613	(105)	1,095	(582)
Affinity relationships	—	—	9,547	(1,114)
Intangible assets subject to amortization	$21,804	$(20,598)	$10,642	$(1,696)

December 31, 2015
Database	$4,609	$(4,250)	$—	$—
Customer relationships	18,844	(15,375)	—	—
Domain names	486	(450)	—	—
Trade name	—	—	1,095	(228)
Affinity relationships	—	—	9,547	(397)
Intangible assets subject to amortization	$23,939	$(20,075)	$10,642	$(625)
(1) During the three months ended June 30, 2016, the trade name the Company acquired in connection with the Company's 2011 acquisition of Orchard Acquisition Company ("OAC") was determined to be a definite-lived asset, subject to amortization. As of September 30, 2016 and December 31, 2015, the carrying value of this trade name was $0.5 million and $3.3 million, respectively.
As of September 30, 2016 and December 31, 2015, the carrying value of Home Lending's indefinite-lived licenses and approvals intangible asset was $13.2 million.
Amortization expense for the three months ended September 30, 2016 and 2015 was $0.5 million and $0.4 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $1.6 million and $1.3 million,

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

respectively. Amortization of intangible assets is included in depreciation and amortization in the Company's condensed consolidated statements of operations.
Estimated future amortization expense for amortizable intangible assets for the three months ending December 31, 2016 and for each of the succeeding five calendar years and thereafter is as follows:

Estimated Future Amortization Expense
(In thousands)
Remainder of 2016	$484
2017	1,743
2018	1,560
2019	1,035
2020	957
2021	954
Thereafter	3,419
Total future amortization expense	$10,152
We evaluate our long-lived assets, including finite and indefinite-lived intangible assets, for impairment on an annual basis, or more frequently if events or changes in circumstances indicate a potential impairment between annual measurement dates. Management qualitatively determines whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of the Company's reporting units and intangible assets are less than their carrying amounts prior to performing the two-step process to evaluate the potential impairment of goodwill and intangible assets with indefinite useful lives.
In the third quarter of 2016, we performed a qualitative assessment based, in part, on the factors outlined below:

•	Macroeconomic factors including the interest rate environment and the securitization and warehouse credit market;

•	Industry specific factors including significant changes in competition and regulatory impediments;

•	Cost related factors including an increase in labor and other operating costs;

•	Overall financial performance which incorporates cash flows, revenues and earnings; and

•	Other relevant entity-specific events such as changes in management, changes in stock price, and counterparty risks.
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
During the nine months ended September 30, 2016, the Company determined the indefinite-lived trade name and the definite-lived customer relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded impairment charges of $2.8 million for the indefinite-lived trade name and $2.7 million for the definite-lived customer relationships in its condensed consolidated statements of operations. Further, we determined that the remaining useful lives of our definite-lived intangible assets within the Structured Settlements reporting unit, namely databases and customer relationships, were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years.
During the three months ended September 30, 2015, the Company re-evaluated its internal projections for its Structured Settlements reporting unit based on lower than anticipated results, a significant decline in the stock price of the Company's Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, the Company determined these events constituted a triggering event requiring the Company to perform an impairment analysis. As a result of this analysis, the Company determined the trade name within the Structured Settlements reporting unit was impaired and recorded an impairment charge of $29.9 million in its condensed consolidated statements of operations for the three and nine months ended September 30, 2015.
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
The Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of the Company’s assets and liabilities have varying degrees of impact to the overall fair value. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, market indices and pricing matrices. When observable market prices for the asset or liability are not available, the Company employs various modeling techniques, such as discounted cash flow analysis, to estimate the fair value of the Company’s assets and liabilities. For certain assets and liabilities, the Company developed internal models which are validated and calibrated regularly by management with assistance from third parties, as appropriate. Any models used to determine fair values, including the inputs and the assumptions therein, are reviewed as part of the Company’s model validation process. The following describes the methods used in estimating the fair values of certain financial statement items:
For assets and liabilities measured at fair value in the condensed consolidated financial statements:
Marketable securities, at fair value — The fair value of investments in marketable securities is based on quoted market prices.
VIE and other finance receivables, at fair value, and VIE long-term debt issued by securitization and permanent financing trusts, at fair value — The estimated fair value of VIE finance receivables, at fair value, other finance receivables, at fair value, and VIE long-term debt issued by securitization and permanent financing trusts, at fair value, is determined based on a discounted cash flow model using expected future collections and payments discounted at a calculated rate as described below.
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
The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either: (i) market indices that are highly correlated with the spreads from the Company's previous securitizations and asset sales or (ii) the Company's most recent securitization or asset sale if it

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt's fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt's fair value. The debt's fair value interest rates are blended using the debt's principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables' asset cash flows. In addition, the Company considers transformation costs and profit margin associated with its securitizations to derive the fair value of its finance receivables' asset cash flows. The finance receivables' residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate calculated yield (10.36% and 8.30% as of September 30, 2016 and December 31, 2015, respectively, with a weighted average life of 20 years as of both dates).
The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation. Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair value, in the Company's condensed consolidated balance sheets. In connection with the refinancing of our Residual Term Facility, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and elected the fair value option, as permitted by ASC 825, Financial Instruments ("ASC 825"). Refer to Notes13 and 14 for additional information. The associated debt's projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair value.
For finance receivables not yet securitized, the Company uses the calculated spreads based on market indices, while also considering transformation costs and profit margin to determine the fair value yield adjusting for expected losses and applying the residual yield for the cash flows the Company projects would make up the retained interest in a securitization. There are no material differences in valuation techniques and inputs used to develop the Company’s fair value measurements for finance receivables not securitized and those that are securitized.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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
	(In thousands)
September 30, 2016:
Assets
Marketable Securities:
Equity securities
US large cap	$29,123	$—	$—	$29,123
US mid cap	4,994	—	—	4,994
US small cap	6,467	—	—	6,467
International	10,998	—	—	10,998
Other equity	3,078	—	—	3,078
Total equity securities	54,660	—	—	54,660
Fixed income securities
US fixed income	16,779	—	—	16,779
International fixed income	1,048	—	—	1,048
Other fixed income	—	—	—	—
Total fixed income securities	17,827	—	—	17,827
Other securities
Cash & cash equivalents	4,105	—	—	4,105
Alternative investments	913	—	—	913
Annuities	2,274	—	—	2,274
Total other securities	7,292	—	—	7,292
Total marketable securities, at fair value	79,779	—	—	79,779
VIE and other finance receivables, at fair value	—	—	4,228,982	4,228,982
Mortgage loans held for sale, at fair value	—	308,490	—	308,490
Mortgage servicing rights, at fair value	—	—	32,607	32,607
Interest rate lock commitments, at fair value (1)	—	—	13,346	13,346
Total Assets	$79,779	$308,490	$4,274,935	$4,663,204

Liabilities
VIE derivative liabilities, at fair value	$—	$69,764	$—	$69,764
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,045,633	4,045,633
Forward sale commitments, at fair value (2)	—	1,920	—	1,920
Total Liabilities	$—	$71,684	$4,045,633	$4,117,317
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
	(In thousands)
December 31, 2015
Assets
Marketable Securities:
Equity securities
US large cap	$28,670	$—	$—	$28,670
US mid cap	5,213	—	—	5,213
US small cap	5,477	—	—	5,477
International	14,068	—	—	14,068
Other equity	3,308	—	—	3,308
Total equity securities	56,736	—	—	56,736
Fixed income securities
US fixed income	16,945	—	—	16,945
International fixed income	1,217	—	—	1,217
Other fixed income	—	—	—	—
Total fixed income securities	18,162	—	—	18,162
Other securities
Cash & cash equivalents	7,634	—	—	7,634
Alternative investments	161	—	—	161
Annuities	2,301	—	—	2,301
Total other securities	10,096	—	—	10,096
Total marketable securities, at fair value	84,994	—	—	84,994
VIE and other finance receivables, at fair value	—	—	4,386,147	4,386,147
Mortgage loans held for sale, at fair value	—	124,508	—	124,508
Mortgage servicing rights, at fair value	—	—	29,287	29,287
Interest rate lock commitments, at fair value (1)	—	—	4,934	4,934
Total Assets	$84,994	$124,508	$4,420,368	$4,629,870

Liabilities
VIE derivative liabilities, at fair value	$—	$66,519	$—	$66,519
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	3,928,818	3,928,818
Forward sale commitments, at fair value (2)	—	147	—	147
Total Liabilities	$—	$66,666	$3,928,818	$3,995,484
(1) Included in other assets on the Company's condensed consolidated balance sheet.
(2) Included in other liabilities on the Company's condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company's quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(In thousands)
September 30, 2016
Assets
VIE and other finance receivables, at fair value	$4,228,982	Discounted cash flow	Discount rate	2.72% - 11.90% (3.93%)
Mortgage servicing rights, at fair value	32,607	Discounted cash flow	Discount rate	9.50% - 14.07% (10.15%)
			Prepayment speed	6.80% - 31.22% (10.81%)
			Cost of servicing	$65 - $90 ($73)
Interest rate lock commitments, at fair value	13,346	Internal model	Pull-through rate	32.88% - 91.52% (61.69%)
Total Assets	$4,274,935

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$4,045,633	Discounted cash flow	Discount rate	1.48% - 11.70% (3.84%)
Total Liabilities	$4,045,633

December 31, 2015
Assets
VIE and other finance receivables, at fair value	$4,386,147	Discounted cash flow	Discount rate	3.33% - 12.30% (4.47%)
Mortgage servicing rights, at fair value	29,287	Discounted cash flow	Discount rate	9.54% - 14.06% (10.27%)
			Prepayment speed	8.24% - 20.56% (9.06%)
			Cost of servicing	$65 - $90 ($75)
Interest rate lock commitments, at fair value	4,934	Internal model	Pull-through rate	37.44% - 100.00% (74.91%)
Total Assets	$4,420,368

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$3,928,818	Discounted cash flow	Discount rate	1.69% - 12.30% (4.13%)
Total Liabilities	$3,928,818
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 and 2015 were as follows:

	VIE and other finance receivables, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value	Total
	(In thousands)
Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$4,420,368
Total included in earnings (losses):			0
Unrealized gains	92,880	3,320	13,346	109,546
Realized gain on sale of finance receivable	69,597	—	—	69,597
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	204,775	—	—	204,775
Interest accreted	131,392	—	—	131,392
Payments received	(384,478)	—	—	(384,478)
Sale of finance receivables	(271,331)	—	—	(271,331)
Transfers to/from other balance sheet line items	—	—	(4,934)	(4,934)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30, 2016	$4,228,982	$32,607	$13,346	$4,274,935
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
September 30, 2016	$92,880	$3,320	$13,346	$109,546

Balance as of December 31, 2014	$4,523,835	$—	$—	$4,523,835
Total included in earnings (losses):			0
Unrealized (losses) gains	(5,320)	548	7,822	3,050
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	296,468	—	—	296,468
Interest accreted	124,870	—	—	124,870
Payments received	(384,726)	—	—	(384,726)
Transfers to/from other balance sheet line items	—	—	(5,221)	(5,221)
Assets acquired in connection with the Home Lending acquisition	—	27,638	5,221	32,859
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30, 2015	$4,555,127	$28,186	$7,822	$4,591,135
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
September 30, 2015	$(5,320)	$548	$7,822	$3,050

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 and 2015 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2015	$3,928,818
Total included in (earnings) losses:
Unrealized losses	167,243
Issuances	216,806
Interest accreted	(26,894)
Repayments	(240,340)
Transfers in and/or out of Level 3	—
Balance as of September 30, 2016	$4,045,633
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
September 30, 2016	$167,243

Balance as of December 31, 2014	$4,031,864
Total included in (earnings) losses:
Unrealized gains	(67,305)
Issuances	380,417
Interest accreted	(33,659)
Repayments	(237,107)
Transfers in and/or out of Level 3	—
Balance as of September 30, 2015	$4,074,210
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
September 30, 2015	$(66,712)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Realized and unrealized gains and losses included in revenues in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 are reported in the following revenue categories:

	VIE and other finance receivables and long-term debt, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value
	(In thousands)
Net (losses) gains included in revenues for the three months ended September 30, 2016	$(14,238)	$1,480	$13,346
Unrealized (losses) gains for the three months ended September 30, 2016 relating to assets and long-term debt still held as of September 30, 2016	$(29,616)	$1,480	$13,346
Net (losses) gains included in revenues for the nine months ended September 30, 2016	$(4,766)	$3,320	$13,346
Unrealized (losses) gains for the nine months ended September 30, 2016 relating to assets and long-term debt still held as of September 30, 2016	$(74,363)	$3,320	$13,346
Net gains included in revenues for the three months ended September 30, 2015	$13,952	$548	$4,934
Unrealized gains for the three months ended September 30, 2015 relating to assets and long-term debt still held as of September 30, 2015	$13,952	$548	$4,934
Net gains included in revenues for the nine months ended September 30, 2015	$61,985	$548	$4,934
Unrealized gains for the nine months ended September 30, 2015 relating to assets and long-term debt still held as of September 30, 2015	$61,392	$548	$4,934

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company discloses fair value information about financial instruments, whether or not recorded at fair value in the Company's condensed consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company's financial instruments are as follows:

	September 30, 2016		December 31, 2015
	(In thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets:
VIE and other finance receivables, at fair value	$4,228,982	$4,228,892	$4,386,147	$4,386,147
VIE and other finance receivables, net of allowance for losses (1)	90,993	96,176	103,609	110,342
Other receivables, net of allowance for losses (1)	17,832	17,832	16,285	16,285
Mortgage loans held for sale, at fair value	308,490	308,490	124,508	124,508
Mortgage servicing rights, at fair value	32,607	32,607	29,287	29,287
Marketable securities, at fair value	79,779	79,779	84,994	84,994
Interest rate lock commitments, at fair value (2)	13,346	13,346	4,934	4,934
Financial liabilities:
Term loan payable (1)	179,472	442,429	325,558	440,181
VIE derivative liabilities, at fair value	69,764	69,764	66,519	66,519
VIE borrowings under revolving credit facilities and other similar borrowings (1)	32,910	32,502	53,737	48,828
Other borrowings under revolving credit facilities and other similar borrowings (1)	297,616	298,199	122,243	122,243
VIE long-term debt (1)	59,611	65,241	194,211	199,363
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,045,633	4,045,633	3,928,818	3,928,818
Forward sale commitments, at fair value (3)	1,920	1,920	147	147
Installment obligations payable (1)	79,779	79,779	84,994	84,994
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

	September 30, 2016	December 31, 2015
	(In thousands)
Maturity value	$6,545,534	$6,876,687
Unearned income	(2,316,552)	(2,490,540)
Net carrying amount	$4,228,982	$4,386,147

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Encumbrances on VIE and other finance receivables, at fair value were as follows:

Encumbrance	September 30, 2016	December 31, 2015
	(In thousands)
VIE securitization debt (2)	$4,066,953	$4,236,520
$100.0 million credit facility (JGW-S III)(1)	23,119	1,664
$300.0 million credit facility (JGW V)(1)	26,407	54,306
$100.0 million permanent financing related to 2011-A (2)	97,917	83,968
Encumbered VIE finance receivables, at fair value	4,214,396	4,376,458
Not encumbered	14,586	9,689
Total VIE and other finance receivables, at fair value	$4,228,982	$4,386,147
(1) Refer to Note 11.
(2) Refer to Note 14.
As of September 30, 2016, the residual cash flows from the Company's finance receivables, at fair value, were pledged as collateral for one of our permanent financing VIEs. Refer to Note 14 for additional information. As of December 31, 2015, the residual cash flows from the Company's finance receivables, at fair value, were pledged as collateral for the Residual Term Facility. Refer to Note 13 for additional information.
As of September 30, 2016 and December 31, 2015, the Company held unsecuritized finance receivables, at fair value, of $162.0 million and $149.6 million, respectively. As of September 30, 2016 and December 31, 2015, the unsecuritized finance receivables, at fair value, held in a VIE were $147.4 million and $139.9 million, respectively, and were included in VIE finance receivables, at fair value, on the Company’s condensed consolidated balance sheet. In addition, as of September 30, 2016 and December 31, 2015, the unencumbered and unsecuritized finance receivables, at fair value, were $14.6 million and $9.7 million, respectively, and were included within other finance receivables, at fair value on the Company’s condensed consolidated balance sheet.
In February 2016, the Company completed a sale of the first pool of assets associated with its 2016-1 direct asset sale in which $151.5 million of total receivable balances ("TRB") purchases were sold for $91.3 million. The Company recognized a $21.7 million gain. In April 2016, the Company completed a sale of the second pool of assets associated with its 2016-1 direct asset sale in which $115.8 million of TRB purchases were sold for $70.0 million, and the Company realized an $18.6 million gain.  In June 2016, the Company completed a sale of the first pool of assets associated with its 2016-2 direct asset sale in which $81.3 million of TRB purchases were sold for $50.8 million. In conjunction with this transaction, the Company realized a $13.9 million gain.  In August 2016, the Company completed a sale of the second pool of assets associated with its 2016-2 direct asset sale in which $93.6 million of TRB purchases were sold for $59.2 million, and the Company realized a $15.4 million gain. The aforementioned gains were included in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.  No servicing asset or liability was recognized in connection with the Company's direct asset sales.
The Company is engaged to service certain finance receivables it sold to third parties. Servicing fee revenue related to those receivables is included in servicing, broker, and other fees in the Company's condensed consolidated statements of operations and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Servicing fee income	$245	$199	$679	$614

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7. VIE and Other Finance Receivables, net of Allowance for Losses
VIE and other finance receivables, net of allowance for losses, consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Structured settlements and annuities	$68,669	$72,121
Less: unearned income	(42,843)	(45,825)
	25,826	26,296
Lottery winnings	66,179	70,589
Less: unearned income	(17,604)	(20,153)
	48,575	50,436
Pre-settlement funding transactions	32,871	44,299
Less: deferred revenue	(677)	(1,144)
	32,194	43,155
Attorney cost financing	656	821
Less: deferred revenue	—	—
	656	821
VIE and other finance receivables	107,251	120,708
Less: allowance for losses	(11,075)	(10,366)
VIE and other finance receivables, net of allowances	$96,176	$110,342
Encumbrances on VIE and other finance receivables, net of allowance for losses, are as follows:

Encumbrance	September 30, 2016	December 31, 2015
	(In thousands)
VIE long-term debt (2)	$67,680	$69,691
$35.0 million pre-settlement credit facility (1)	—	25,401
$45.1 million long-term pre-settlement facility (2)	1,919	3,533
$2.5 million long-term facility (2)	1,181	1,249
Encumbered VIE finance receivables, net of allowances	70,780	99,874
Not encumbered	25,396	10,468
Total VIE and other finance receivables, net of allowances	$96,176	$110,342
(1) Refer to Note 11.
(2) Refer to Note 13.
As of September 30, 2016 and December 31, 2015, the Company held unsecuritized finance receivables, net of allowance for losses, of $28.5 million and $40.7 million, respectively. As of September 30, 2016 and December 31, 2015, the unsecuritized finance receivables, net of allowance for losses, held in a VIE were $19.6 million and $30.2 million, respectively, and were included in VIE finance receivables, net of allowance for losses, on the Company’s condensed consolidated balance sheet. In addition, as of September 30, 2016 and December 31, 2015, the unencumbered and unsecuritized finance receivables, net of allowance for losses, were $8.9 million and $10.5 million, respectively, and were included within other finance receivables, net of allowance for losses, on the Company’s condensed consolidated balance sheet.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for losses for VIE and other finance receivables is as follows:

	Structured settlements and annuities	Lottery winnings	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
Three Months Ended September 30, 2016
Allowance for losses:
Balance as of June 30, 2016	$(68)	$—	$(9,863)	$(284)	$(10,215)
Provision for loss	(23)	(11)	(1,377)	—	(1,411)
Charge-offs	1	11	544	—	556
Recoveries	(5)	—	—	—	(5)
Balance as of September 30, 2016	$(95)	$—	$(10,696)	$(284)	$(11,075)

Nine Months Ended September 30, 2016
Allowance for losses:
Balance as of December 31, 2015	$(69)	$—	$(10,013)	$(284)	$(10,366)
Provision for loss	79	(7)	(3,144)	—	(3,072)
Charge-offs	32	7	2,461	—	2,500
Recoveries	(137)	—	—	—	(137)
Balance as of September 30, 2016	$(95)	$—	$(10,696)	$(284)	$(11,075)

Individually evaluated for impairment	$(95)	$—	$(2,533)	$(284)	$(2,912)
Collectively evaluated for impairment	—	—	(8,163)	—	(8,163)
Balance as of September 30, 2016	$(95)	$—	$(10,696)	$(284)	$(11,075)

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,731	$48,575	$32	$372	$74,710
Collectively evaluated for impairment	—	—	21,466	—	21,466
Balance as of September 30, 2016	$25,731	$48,575	$21,498	$372	$96,176

Three Months Ended September 30, 2015
Allowance for losses:
Balance as of June 30, 2015	$(50)	$(3)	$(10,632)	$(283)	$(10,968)
Provision for loss	(21)	—	(1,190)	—	(1,211)
Charge-offs	32	—	1,057	—	1,089
Recoveries	(5)	—	(3)	(1)	(9)
Balance as of September 30, 2015	$(44)	$(3)	$(10,768)	$(284)	$(11,099)

Nine Months Ended September 30, 2015
Allowance for losses:
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)
Provision for loss	(129)	(69)	(3,970)	—	(4,168)
Charge-offs	149	69	2,991	—	3,209
Recoveries	(8)	—	(3)	(1)	(12)
Balance as of September 30, 2015	$(44)	$(3)	$(10,768)	$(284)	$(11,099)

Individually evaluated for impairment	$(44)	$(3)	$(2,212)	$(284)	$(2,543)
Collectively evaluated for impairment	—	—	(8,556)	—	(8,556)
Balance as of September 30, 2015	$(44)	$(3)	$(10,768)	$(284)	$(11,099)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,328	$54,631	$184	$676	$81,819
Collectively evaluated for impairment	—	—	36,419	—	36,419
Balance as of September 30, 2015	$26,328	$54,631	$36,603	$676	$118,238

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
Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of September 30, 2016, the Company had discontinued recognition of income on pre-settlement funding transactions in the amount of $13.1 million and attorney cost financing receivables in the amount of $0.4 million. As of December 31, 2015, the Company had discontinued recognition of income on pre-settlement funding transactions in the amount of $12.2 million and attorney cost financing receivables in the amount of $0.4 million.
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
The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	September 30, 2016	December 31, 2015
	(In thousands)
2009	$945	$1,229
2010	2,254	2,759
2011	4,018	5,597
2012	4,413	6,212
2013	5,464	6,772
2014	13,083	17,773
2015	2,694	3,957
2016	—	—
Total	$32,871	$44,299
Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing $10.7 million and $0.3 million, respectively, as of September 30, 2016, and $10.0 million and $0.3 million, respectively, as of December 31, 2015.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
September 30, 2016
Structured settlements and annuities	$5	$2	$82	$89	$25,737	$25,826	$—
Lottery winnings	—	1	340	341	48,234	48,575	—
Total	$5	$3	$422	$430	$73,971	$74,401	$—

December 31, 2015
Structured settlements and annuities	$9	$8	$481	$498	$25,798	$26,296	$—
Lottery winnings	3	3	206	212	50,224	50,436	—
Total	$12	$11	$687	$710	$76,022	$76,732	$—
Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.
8. Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Unpaid principal balance of mortgage loans held for sale	$296,322	$120,253
Fair value adjustment	12,168	4,255
Mortgage loans held for sale, at fair value	$308,490	$124,508
A reconciliation of the changes in mortgage loans held for sale, at fair value, is presented in the following table:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(In thousands)
Balance at beginning of period	$124,508	$—
Acquired through Home Lending acquisition	—	131,325
Originations and purchases of mortgage loans held for sale, net of fees	2,462,754	352,641
Proceeds from sale of and principal payments on mortgage loans held for sale	(2,343,415)	(362,723)
Net change in fair value of mortgage loans held for sale	64,643	8,946
Balance at end of period	$308,490	$130,189
As the named servicer, the Company has the option to purchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. In accordance with ASC 860, the Company recorded an asset and a liability, included within other assets and other liabilities on the condensed consolidated balance sheets, equal to the principal amount of the loans of $40.0 million and $45.8 million as of September 30, 2016 and December 31, 2015, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2016 and 2015, the Company purchased $13.8 million and $3.2 million, respectively, of mortgage loans from Ginnie Mae securitization pools with the intent to re-pool them into new Ginnie Mae securitizations or otherwise to sell to third-party investors.
The Company did not have any mortgage loans held for sale on non-accrual status as of September 30, 2016 or December 31, 2015.
Loan Servicing and Repurchase Reserve
Mortgage loans sold to investors by the Company which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower, subsequent discovery that underwriting standards were not met or breach of representations and warranties made by the Company. In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with identified defects or indemnify the investors. The Company has established a reserve for potential losses related to these representations and warranties. The Company has also established a reserve for potential losses related to impaired loans within its servicing portfolio. In assessing the adequacy of the reserve, the Company evaluates various factors including actual write-offs during the period, historical loss experience, known delinquent loans and GSE guidelines. Actual losses incurred are reflected as write-offs against the reserve liability. The loan servicing and repurchase reserve is included in other liabilities on the Company's condensed consolidated balance sheets. The associated expense is included in the provision for losses in the condensed consolidated statements of operations.
The activity in the loan servicing and repurchase reserve was as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(In thousands)
Balance at beginning of period	$2,575	$—
Acquired through Home Lending acquisition	—	3,031
Provision for loan servicing and repurchases	1,529	409
Write-offs, net	(1,506)	(520)
Balance at end of period	$2,598	$2,920
Due to the uncertainty in the various estimates with the loan servicing and repurchase reserve, there may be a range of losses in excess of the recorded loan servicing and repurchase reserve that is reasonably possible. The estimate of the range of possible loss does not represent a probable loss, and is based on current available information, significant judgment and a number of assumptions that are subject to change.
9. Mortgage Servicing Rights, at Fair Value
The activity of MSRs was as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(In thousands)
Balance at beginning of period	$29,287	$—
Acquired through Home Lending acquisition	—	27,638
Additions due to loans sold, servicing retained	11,404	1,298
Reductions due to loan payoffs and foreclosures	(5,007)	(631)
Fair value adjustment	(3,077)	(119)
Balance at end of period	$32,607	$28,186
The unpaid principal balance of mortgage loans serviced was $3.7 billion as of September 30, 2016 and $3.0 billion as of December 31, 2015. Conforming conventional loans serviced by the Company are sold to Fannie Mae or Freddie Mac on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac, and not the Company. Similarly, the government loans serviced by the Company are secured through Ginnie Mae, whereby the Company is insured against loss by the FHA or partially guaranteed against loss by the VA or other GSEs.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The key assumptions used in determining the fair value of the Company's MSRs were as follows:

	September 30, 2016	December 31, 2015
Range (Weighted Average)
Discount rate	9.50% - 14.07% (10.15%)	9.54% - 14.06% (10.27%)
Prepayment speed	6.80% - 31.22% (10.81%)	8.24% - 20.56% (9.06%)
Cost of servicing	$65 - $90 ($73)	$65 - $90 ($75)
The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values are as follows:

	September 30, 2016	December 31, 2015
Discount rate:
Effect on value - 100 basis points adverse change	$(1,137)	$(1,082)
Effect on value - 200 basis points adverse change	$(2,199)	$(2,088)
Prepayment speeds:
Effect on value - 5% adverse change	$(654)	$(542)
Effect on value - 10% adverse change	$(1,285)	$(1,085)
Cost of servicing:
Effect on value - 5% adverse change	$(258)	$(232)
Effect on value - 10% adverse change	$(516)	$(463)
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
10. Term Loan Payable
The Company has a senior secured credit facility (the "Credit Facility") that consists of a term loan (the "Term Loan") with an outstanding principal balance of $449.5 million as of September 30, 2016 and December 31, 2015, and a $20.0 million revolving commitment. There are no principal payments due on the Term Loan until its maturity in February 2019. The revolving commitment matures in August 2017. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility.
At each interest reset date, the Company has the option to elect that the Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the Term Loan accrues at either Libor or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at Prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of September 30, 2016, the interest rate on the Term Loan was 7.00%, as it is currently a Eurodollar loan. The revolving commitment has the same interest rate terms as the Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.
The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. The total leverage ratio is calculated by dividing total funded debt (as defined in the Credit Facility) less unrestricted cash and cash equivalents by Consolidated Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (as defined in the Credit Facility) for the period of the four fiscal quarters most recently ended. The maximum required total leverage ratio was 5.00 to 1.00 as of September 30, 2016 and

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. Had the leverage ratio requirement been applicable as of September 30, 2016 or December 31, 2015, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including incurring additional indebtedness and liens, making investments, transacting with affiliates, disposing of assets and various other activities.
In addition, the Credit Facility limits, with certain exceptions, certain of the Company's subsidiaries from paying cash dividends and making loans to the Company, the calculation of which is performed annually as of the end of each fiscal year. As of December 31, 2015, $56.2 million of the Company’s $56.2 million in stockholders’ equity was free of limitations on the payment of dividends.
Interest expense relating to the Term Loan was $10.2 million for each of the three months ended September 30, 2016 and 2015. Interest expense relating to the Term Loan for the nine months ended September 30, 2016 and 2015 was $30.4 million and $30.2 million, respectively.
11. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
VIE borrowings under revolving credit facilities and other similar borrowings on the condensed consolidated balance sheets consist of the following as of:

	Entity	September 30, 2016	December 31, 2015
		(In thousands)
$100.0 million variable funding note facility with interest payable monthly (6.50% as of September 30, 2016 and December 31, 2015). The commitment period ends on May 19, 2018 and is collateralized by JGW-S III, LLC's ("JGW-S III") structured settlements receivables. JGW-S III is charged monthly an unused fee (0.75% as of September 30, 2016 and December 31, 2015) per annum for the undrawn balance of its line of credit.	JGW-S III	$15,053	$1,024
$300.0 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate is 3.30% plus either the LIBOR or the Commercial Paper rate depending on the lender (3.83% and 4.37% at September 30, 2016 and 3.24% and 3.52% at December 31, 2015); Tranche B rate is 5.80% plus LIBOR (6.33% as of September 30, 2016 and 5.74% at December 31, 2015). The commitment period ends on July 24, 2017 and is collateralized by JGW V, LLC's ("JGW V") structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	17,449	38,153
Term advance facility, consisting of a single class requiring minimum principal payments with interest payable monthly at the lender's "prime rate" plus 1.00%, subject to a floor of 4.50% (4.50% at December 31, 2015). The facility is collateralized by certain pre-settlement receivables. The facility was terminated on August 11, 2016.	Peach One	—	9,651
Total VIE borrowings under revolving credit facilities and other similar borrowings		$32,502	$48,828
In January 2016, the Company terminated a $50.0 million credit facility which had no outstanding balance as of December 31, 2015. The facility had an original maturity date of October 2, 2016 and was collateralized by JGW IV, LLC's structured settlement and annuity receivables. Interest was payable monthly at the rate of LIBOR plus an applicable margin (3.49% at December 31, 2015) and there was an unused fee of 0.50% per annum for the undrawn balance of this line of credit. No fees were paid to terminate this facility. The Company expensed $0 and $0.5 million of unamortized debt issuance costs during the three and nine months ended September 30, 2016, respectively, in connection with the termination of this credit facility, which was included in interest expense in the Company's condensed consolidated statements of operations.
In May 2016, the Company terminated its $100.0 million credit facility collateralized by JGW VII, LLC. The facility had an original maturity date of November 15, 2016 and was collateralized by JGW VII, LLC's structured settlement, annuity and lottery receivables. The Company expensed $0 and $1.1 million of unamortized debt issuance costs during the three and nine months ended September 30, 2016, respectively, in connection with the termination of this credit facility, which was included in interest expense in the Company's condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In May 2016, the Company modified the terms of its $300.0 million multi-tranche and lender credit facility collateralized by JGW V, extending the commitment termination date from July 24, 2016 to July 24, 2017 and changing the facility termination date to November 13, 2017. As part of the modification, the base interest rate on each tranche was increased by 0.30%. The Company incurred $1.5 million in debt issuance costs in connection with the modification which will be amortized over the life of the facility and included in interest expense in the Company's condensed consolidated statements of operations.
In May 2016, the commitment period of the $100.0 million credit facility of JGW-S III, LLC was modified to end on May 19, 2018 followed by an 18 month amortization period. The facility originally had a 2-year revolving period upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048.
In August 2016, the Company made principal payments to fully repay its term advance facility and then terminated the facility which was collateralized by certain pre-settlement receivables. The Company incurred less than $0.1 million in fees related to the termination.
Interest expense, including unused fees, for the three months ended September 30, 2016 and 2015 related to VIE borrowings under revolving credit facilities and other similar borrowings was $1.4 million and $2.3 million, respectively. Interest expense, including unused fees, for the nine months ended September 30, 2016 and 2015 related to VIE borrowings under revolving credit facilities and other similar borrowings was $6.6 million and $6.7 million, respectively.
The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of September 30, 2016 and December 31, 2015 was 5.25% and 4.15%, respectively.
12. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
Lines of Credit
The Company had the following lines of credit with various financial institutions, which are primarily used for funding of mortgage loans held for sale:

	September 30, 2016	December 31, 2015
	(In thousands)
$40.0 million warehouse line of credit maturing on January 6, 2017 with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.40% (2.68% as of September 30, 2016 and December 31, 2015) and a non-usage fee of 0.25%.	$32,034	$32,611
$95.0 million warehouse line of credit maturing on February 10, 2017 with an interest rate of LIBOR plus 2.35%, subject to a floor of 2.50% (2.88% as of September 30, 2016 and 2.68% as of December 31, 2015) and a non-usage fee of 0.25%.	82,072	33,530
$75.0 million warehouse line of credit maturing on June 16, 2017 with an interest rate of LIBOR plus 2.25%, subject to a floor of 2.50% (2.78% as of September 30, 2016 and 2.68% as of December 31, 2015). The facility does not incur a non-usage fee.	58,919	9,414
$50.0 million warehouse line of credit maturing on September 14, 2017 with an interest rate of LIBOR plus 2.60%, subject to a floor of 3.10% (3.13% as of September 30, 2016 and 3.50% as of December 31, 2015) and a non-usage fee of 0.25%.	41,243	16,031
$100.0 million warehouse line of credit maturing on September 28, 2017 with an interest rate of LIBOR plus 2.25% (2.78% as of September 30, 2016 and 2.68% as of December 31, 2015). The facility does not incur a non-usage fee.	79,931	26,657
$10.0 million operating line of credit maturing June 16, 2017 with an interest rate of Prime plus 0.50%, subject to a floor of 5.00% (5.00% as of September 30, 2016 and December 31, 2015) and a non-usage fee of 0.50%.	4,000	4,000
Total other borrowings under revolving credit facilities and other similar borrowings	$298,199	$122,243
Under the credit facility terms, the committed amount of the Company's $40.0 million warehouse line credit facility will decrease to $35.0 million as of October 15, 2016 and subsequently decrease by $5.0 million each month until maturity.
In August 2016, the Company increased the capacity of its $6.0 million operating line of credit to $10.0 million and extended the maturity date of this line of credit through June 16, 2017. The Company may only draw on a balance of $6.0 million until regulatory approval is obtained.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In October 2016, the Company increased the capacity of its $50.0 million warehouse line of credit to $70.0 million. On January 2, 2017, the capacity on this warehouse line of credit will revert to $50.0 million.
Interest expense, including unused fees, for the three months ended September 30, 2016 and 2015 related to other borrowings under revolving credit facilities and other similar borrowings was $1.7 million and $0.5 million, respectively. Interest expense, including unused fees, for the nine months ended September 30, 2016 and 2015 related to other borrowings under revolving credit facilities and other similar borrowings was $4.0 million and $0.5 million, respectively.
The weighted average interest rate on outstanding other borrowings under revolving credit facilities and other similar borrowings as of September 30, 2016 and December 31, 2015 was 2.90% and 2.84%, respectively.
As of September 30, 2016, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of September 30, 2016. Additionally, as of September 30, 2016, the Company had pledged MSRs as collateral under its operating line of credit.
13. VIE Long-Term Debt
The VIE long-term debt consisted of the following as of:

	September 30, 2016	December 31, 2015
	(In thousands)
PLMT Permanent Facility	$39,134	$41,265
Residual Term Facility	—	130,832
Long-Term Pre-settlement Facility	5,789	6,590
2012-A Facility	856	944
LCSS Facility (2010-C)	12,303	12,573
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$65,241	$199,363
PLMT Permanent Facility
The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The interest rate on this loan was 1.78% and 1.68% at September 30, 2016 and December 31, 2015, respectively. The loan matures on October 30, 2040.
The debt agreement with the counterparty requires Peachtree Lottery Master Trust ("PLMT") to hedge the notional amount of the debt with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value, in the Company's condensed consolidated balance sheets.
Residual Term Facility
The Company had a $133.0 million Residual Term Facility (the "Residual Term Facility"), that was scheduled to mature on May 15, 2021 and was collateralized by the cash flows from residual interests related to 28 securitizations. Interest accrued on the notes at a rate of 7.25% per annum with interest and principal payable monthly from cash flows from the collateralized residual interests.
On September 2, 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash associated with 36 of the Company's securitizations with outstanding principle balances. Proceeds from the issuance of the notes were used, in part, to repay the $131.4 million outstanding principle balance on the Residual Term Facility. The Company incurred $0.4 million in debt termination costs and expensed $3.3 million of unamortized debt issuance costs during the three months ended September 30, 2016 in connection with the termination of the Residual Term Facility, which were included in interest expense in the Company's condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Long-Term Pre-settlement Facility
In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions, of which $5.8 million and $6.6 million principal amount remained outstanding as of September 30, 2016 and December 31, 2015, respectively. Interest accrues on the notes at a rate of 9.25% per annum with interest and principal payable monthly from the cash receipts of collateralized pre-settlement funding transactions. In June 2016, the maturity date of each of the notes was extended until the sale of the collateral, at which point the proceeds will be distributed to the holders of the notes in full satisfaction of the Company's debt obligations.
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
Long-Term Debt (2010-D)
In December 2010, the Company paid $0.2 million to purchase the membership interests of LCSS, LLC from JLL Partners, Inc, a related party. LCSS, LLC owns 100% of the membership interests of LCSS II, LLC, which owns 100% of the membership interests of LCSS III, LLC ("LCSS III"). In November 2010, LCSS III issued $7.2 million of long-term debt ("2010-D") collateralized by life-contingent structured settlements. 2010-D accrues interest at 10% per annum and matures on July 15, 2040.
The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life-contingent structured settlements receivables.
Interest expense for the three months ended September 30, 2016 and 2015 related to VIE long-term debt was $7.3 million and $4.3 million, respectively. Interest expense for the nine months ended September 30, 2016 and 2015 related to VIE long-term debt was $15.9 million and $12.4 million, respectively.
14. VIE Long-Term Debt Issued by Securitization and Permanent Financing Trusts, at Fair Value
Securitization Debt
The Company elected the fair value option under ASC 825 to measure the securitization issuer debt and related finance receivables. The Company has determined that measurement of the securitization debt issued by special purpose entities ("SPEs") at fair value better correlates with the value of the finance receivables held by SPEs, which are held to provide the cash flows for the note obligations. The debt issued by our SPEs is recourse only to the respective entities that issued the debt and is non-recourse to the Company and its other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated upon consolidation. In addition, the risk to the Company's non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts and the repurchase of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2016, the Company did not complete any asset securitization transactions that were registered under Rule 144A. During the nine months ended September 30, 2015, the Company completed two asset securitization transactions that were registered under Rule 144A. The following table summarizes these securitization transactions:

	2015-2	2015-1
Issue date	7/28/2015	3/31/2015
Bond proceeds (In millions)	$158.4	$214.0
Receivables securitized	2,489	3,422
Deal discount rate	4.18%	3.64%
Retained interest %	5.50%	5.50%
Class allocation (Moody's)
Aaa	84.75%	85.25%
Baa2	9.75%	9.25%
The following table summarizes notes issued by securitization trusts and permanent financing trusts for which the Company has elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, in the Company's condensed consolidated balance sheets:

	Outstanding Principal as of September 30, 2016	Fair value as of September 30, 2016	Outstanding Principal as of December 31, 2015	Fair Value as of December 31, 2015
	(In thousands)
Securitization trusts	$3,414,681	$3,600,285	$3,637,231	$3,688,639
Permanent financing VIEs	449,907	445,348	250,895	240,179
Total VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$3,864,588	$4,045,633	$3,888,126	$3,928,818
Interest expense for the three months ended September 30, 2016 and 2015 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $33.9 million and $38.2 million, respectively. Interest expense for the nine months ended September 30, 2016 and 2015 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $110.6 million and $104.6 million, respectively.
In connection with its 2015-1 securitization, the Company repaid in February 2015 approximately $6.9 million of long-term debt issued by Structured Receivables Finance # 1, LLC and recorded a gain on debt extinguishment of approximately $0.6 million, which was included in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
On September 2, 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash associated with 36 of the Company's securitizations with outstanding principle balances. Proceeds from the issuance of the notes were used, in part, to repay the $131.4 million outstanding principle balance on the Residual Term Facility. The Company incurred $2.6 million of debt issuance costs which were included in debt issuance expense in the Company's condensed consolidated statements of operations. Principal and interest are paid monthly from the cash flows from these collateralized residual interests.
15. Derivative Financial Instruments
Interest Rate Swaps
The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities and other similar borrowings. Hedge accounting has not been applied to any of the Company's interest rate swaps.
As of September 30, 2016, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. The Company did not terminate any interest rate swaps during the three months ended September 30, 2016 or during the three months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, and in connection with its securitizations and direct asset sales, the Company terminated interest rate swaps with notional values of $75.2 million and $18.7 million, respectively. The total loss on the termination of interest rate swaps for the nine months ended September

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

30, 2016 and 2015 was $1.5 million and $0.3 million, respectively. There was no unrealized loss for interest rate swaps for the three months ended September 30, 2016 and 2015. There was no unrealized loss for interest rate swaps for the nine months ended September 30, 2016 and 2015. The realized and unrealized losses associated with these interest rate swaps were recorded in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
The Company also has interest rate swaps to manage its exposure to changes in interest rates related to its VIE long-term debt issued by securitization and permanent financing trusts. As of September 30, 2016, the Company had eight outstanding swaps for VIE long-term debt with a total notional amount of $164.6 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to 1-month LIBOR plus an applicable margin.
These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of September 30, 2016, the terms of these interest rate swaps range from approximately 5.8 to 19.3 years. For the three months ended September 30, 2016 and 2015, the amount of unrealized gain (loss) recognized was $2.5 million and $(1.7) million, respectively. For the nine months ended September 30, 2016 and 2015, the amount of unrealized (loss) gain recognized was $(0.3) million and $1.8 million, respectively. These (losses) gains were recorded in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
Additionally, the Company has interest rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC ("PSS"), a permanent financing VIE, and PLMT.  As of September 30, 2016, the Company had 140 outstanding swaps for PSS and PLMT with a total notional amount of $186.3 million. The Company pays fixed rates ranging from 4.80% to 8.70% and receives floating rates equal to 1-month LIBOR rate plus an applicable margin.
The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of September 30, 2016, the terms of the interest rate swaps for PSS and PLMT range from less than one month to approximately 17.8 years. During the three months ended September 30, 2016 and 2015, the Company did not terminate any interest rate swaps for PSS and PLMT. During the nine months ended September 30, 2016, the Company terminated an interest rate swap for PSS with a notional value of $13.8 million and recorded a loss on the termination of $3.1 million. During the nine months ended September 30, 2015, the Company did not terminate any interest rate swaps for PSS and PLMT. For the three months ended September 30, 2016 and 2015, the amount of unrealized gain (loss) recognized was $2.6 million and $(4.7) million, respectively. For the nine months ended September 30, 2016 and 2015, the amount of unrealized (loss) gain recognized was $(2.7) million and $(0.7) million, respectively. These gains (losses) were recorded in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
The notional amounts and fair values of interest rate swaps were as follows:

Entity	Securitization	Notional Amount as of September 30, 2016	Fair Value as of September 30, 2016	Notional Amount as of December 31, 2015	Fair Value as of December 31, 2015

		(In thousands)
321 Henderson I, LLC	2004-A A-1	$21,402	$(2,231)	$25,859	$(2,382)
321 Henderson I, LLC	2005-1 A-1	41,936	(6,074)	47,963	(6,186)
321 Henderson II, LLC	2006-1 A-1	8,476	(948)	10,694	(1,091)
322 Henderson II, LLC	2006-2 A-1	12,796	(2,180)	15,058	(2,239)
323 Henderson II, LLC	2006-3 A-1	12,575	(1,888)	15,798	(1,951)
324 Henderson II, LLC	2006-4 A-1	12,958	(1,283)	15,166	(1,489)
325 Henderson II, LLC	2007-1 A-2	23,938	(5,397)	26,887	(4,949)
326 Henderson II, LLC	2007-2 A-3	30,557	(8,817)	33,461	(8,085)
JGW V, LLC	—	—	—	31,857	59
PSS	—	140,828	(31,732)	162,546	(29,486)
PLMT	—	45,505	(9,214)	48,587	(8,720)
Total		$350,971	$(69,764)	$433,876	$(66,519)

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
The notional amounts and fair values associated with IRLCs and forward sale commitments were as follows:

	September 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

Derivative Assets:
Interest rate lock commitments	$621,422	$13,346	$222,512	$4,934
Total	$621,422	$13,346	$222,512	$4,934

Derivative Liabilities:
Forward sale commitments	$621,000	$1,920	$248,500	$147
Total	$621,000	$1,920	$248,500	$147
The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties in derivative financial instruments that the Company uses in its interest rate risk management activities. The Company manages this credit risk by selecting only counterparties that the Company believes to be financially strong, by spreading the risk among multiple counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with counterparties, as appropriate.
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
The Company recorded a partial valuation allowance of $5.9 million, as of September 30, 2016, due to the uncertainty that it will fully utilize net operating losses generated during the quarter. The valuation allowance limits the year-to-date tax benefit on current year losses to the future reversals of existing taxable temporary differences. The deferred tax assets could not be supported by sufficient positive evidence for the realization of the additional benefits, such as: (i) taxable income in carryback years, (ii) future taxable income exclusive of reversing temporary differences and carryfowards and (iii) any prudent and feasible tax planning strategies available to the Company at this time.
The Company's overall effective tax rate was 14.7% for the nine months ended September 30, 2016, as compared to an overall effective rate of 12.2% for the nine months ended September 30, 2015. The effective tax rate for the Corporation for the nine months ended September 30, 2016 and 2015 was 26.5% and 25.0%, respectively. The effective tax rate for JGW LLC for the nine months ended September 30, 2016 and 2015 was 0.6% and (1.7)%, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The change in the Company's effective tax rates was primarily the result of: (i) the differences in the projected book and taxable income for the respective years as of the balance sheet dates; (ii) the impact of permanent differences between book and taxable income; (iii) a greater share of the Company's pre-tax book income (loss) being attributable to separate subsidiary entities that are taxed as corporations, of which most record a full valuation allowance; and (iv) the recording of the partial valuation allowance discussed above. The difference in effective tax rates between the two legal entities arises because JGW LLC is treated as a "flow-through" entity for income tax purposes and therefore is not subject to income taxes.
17. Stockholders' Equity
On November 14, 2013, the Corporation consummated an initial public offering ("IPO") and amended and restated its certificate of incorporation to provide for, among other things, the authorization of 500,000,000 shares of Class A common stock (the "Class A common stock"), par value $0.00001 per share, 500,000,000 shares of Class B common stock (the "Class B common stock"), par value $0.00001 per share, 500,000,000 shares of Class C "non-voting" common stock, par value $0.00001 per share (the "Class C common stock") and 100,000,000 shares of blank check preferred stock. Also concurrent with the consummation of the Corporation's IPO, JGW LLC merged with and into a newly formed subsidiary of the Corporation.
As of September 30, 2016, there were 16,271,889 shares of Class A common stock issued and 15,729,817 shares outstanding. Additionally, there were 8,710,814 shares of Class B common stock issued and outstanding as of September 30, 2016. There were no shares of Class C common stock issued or outstanding as of September 30, 2016.
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
Class A Common Stock
Holders of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to share ratably (based on the number of shares of Class A common stock held) if and when any dividend is declared by the Company's Board of Directors. Upon dissolution, liquidation or winding up, holders of Class A common stock are entitled to a pro rata distribution of any assets available for distribution to common stockholders, and do not have preemptive, subscription, redemption, or conversion rights.
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
Preferred Stock
The Company's certificate of incorporation provides that the Company's Board of Directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of September 30, 2016 and December 31, 2015.
Warrants Issued to PGHI Corp.
In connection with the IPO and the related restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were canceled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profits interests of JGW LLC entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. No warrants were exercised during the nine months ended September 30, 2016 or 2015.
JGW LLC Operating Agreement
Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the nine months ended September 30, 2016 and 2015, 195,445 and 947,098 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 195,445 and 947,098 shares of the Class A common stock pursuant to the operating agreement, respectively.
Home Lending Acquisition
On July 31, 2015, the Company issued 1,572,327 shares of Class A common stock that was previously treasury stock as partial consideration for the acquisition of Home Lending.
Amounts Reclassified Out of Accumulated Other Comprehensive Income
During the nine months ended September 30, 2016 and 2015, there were no amounts reclassified out of accumulated other comprehensive income.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

18.  Non-Controlling Interests
The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the nine months ended September 30, 2016 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total

Balance as of December 31, 2015	15,534,372	13,269,321	28,803,693
Common Interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock	195,445	(195,445)	—
Common Interests forfeited	—	(2,439)	(2,439)
Balance as of September 30, 2016	15,729,817	13,071,437	28,801,254
The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.
19. Commitments and Contingencies
Arrangements
The Company had an arrangement (the "Arrangement") with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the "Borrowing Agreement") with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of September 30, 2016 and December 31, 2015, the amount owed from the counterparty pursuant to this Borrowing Agreement is approximately $10.6 million and $10.2 million, respectively, is earning interest at an annual rate of 5.35% and is included in Other receivables, net of allowance for losses, in the Company's condensed consolidated balance sheets.
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
The exchange of Common Interests for shares of Class A common stock in 2014 resulted in a $207.0 million increase in the Corporation's share of the tax basis of JGW LLC's assets, which created current and future income tax deductions for the Corporation. The increase in tax basis, however, did not result in an income tax cash savings for the year ended December 31, 2014, because the Corporation would not have been a tax payer in the absence of such tax basis increase. Consequently, there is no liability associated with the 2014 exchanges pursuant to the TRA. The exchange of Common Interests for shares of Class A common stock in 2015 resulted in a $53.3 million increase in the Corporation's share of the tax basis of JGW LLC's assets, which created additional current and future income tax deductions for the Corporation. The Corporation computed the tax liability for the exchanges in 2015 in conjunction with the preparation of its 2015 Federal tax returns. The Corporation does not have any tax liability associated with the 2015 tax year and will not benefit from income tax cash savings related to basis adjustments associated with the 2015 exchanges pursuant to the TRA. The Corporation will compute any tax liability for similar exchanges in 2016 in conjunction with the preparation of its 2016 Federal tax returns. The Corporation, however, does not expect to have any tax liability associated with the 2016 tax year and does not expect to benefit from income tax cash savings related to basis adjustments associated with the 2016 exchanges pursuant to the TRA.
Loss on Contingencies
In the normal course of business, the Company is subject to various legal proceedings and claims. These proceedings and claims have not been finally resolved and the Company cannot make any assurances as to their ultimate disposition. It is management's opinion, based on the information currently available at this time, that the expected outcome of these matters will not have a material adverse effect on the financial position, the results of operations, or cash flows of the Company.
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans approximated $621.4 million as of September 30, 2016.
20. Share-based Compensation
Under the Company's 2013 Omnibus Incentive Plan (the "Plan"), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of September 30, 2016, 1.3 million shares of unissued Class A common stock were available for granting under this plan.
As of September 30, 2016, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees and restricted stock shares to independent directors under the Plan. The Company recognizes compensation cost net of a forfeiture rate in compensation and benefits expense in the condensed consolidated statements of operations for only those awards expected to vest. The Company estimates the forfeiture rate based on historical experience taking into account its expectations about future forfeitures.
Stock Options
The Company has granted options to purchase Class A common stock. These stock options have exercise prices equal to the fair value of our Class A common stock on the date of grant, have a contractual term of ten years, and vest generally in equal annual installments over a five year period following the date of grant, subject to the holder's continued employment with the Company through the applicable vesting date.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of stock option awards granted during the nine months ended September 30, 2016 was estimated using the Black-Scholes valuation model and included the following assumptions:

Nine Months Ended September 30, 2016
Fair value	$0.17 - $0.62
Risk-free interest rate	1.35% - 1.86%
Expected volatility	40.84% - 44.50%
Expected life of options in years	6.5
Expected dividend yield	—
The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the nine months ended September 30, 2016 and 2015, the Company recognized $0.8 million and $1.0 million of share-based compensation expense, respectively, in connection with the stock options issued under the Plan.
A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2015	1,363,378	$11.00	8.45	$—
Granted	434,500	0.80
Exercised	—	—
Forfeited	(182,140)	6.44
Canceled	(180,000)	11.06
Expired	(47,997)	12.49
Outstanding as of September 30, 2016	1,387,741	$5.78	7.98	$—
Outstanding, vested and expected to vest as of September 30, 2016	1,331,871	5.88	7.97	—
Vested as of September 30, 2016	263,074	11.17	7.74	—
During the nine months ended September 30, 2016 and 2015, stock options representing the right to acquire 135,050 and 215,800 shares vested with an aggregate grant date fair value of $0.7 million and $1.0 million, respectively.
The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on September 30, 2016. The intrinsic value of the Company's stock options changes based on the closing price of the Company's stock. As of September 30, 2016, $3.5 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 2.9 years.
In April 2016, the Board authorized a one-time stock modification program for 1,266,125 outstanding options that were issued prior to January 1, 2016 and held by 45 participants. The stock modification program was approved by shareholders at the Annual Meeting on June 2, 2016. On July 29, 2016, the Tender Offer and Consent Solicitation Statement was sent to 33 eligible employees, who were employed as of that date by the Company, who were given 20 business days to consent to the modification. On August 26, 2016, the solicitation period expired with 32 employees electing to participate for an aggregate of 1,195,927 shares to be modified.
Pursuant to the modification approved on June 2, 2016, on August 29, 2016, the exercise price of outstanding options to purchase an aggregate of 147,963 shares of Class A common stock by all persons, other than a key executive officer of the Company as described in detail below, was determined to be $0.32 per share, which was the closing price per share of the Class A common stock on the OTCQX Market on August 29, 2016. In addition, the vesting date of such modified options was changed to August 29, 2019.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Options to purchase 180,000 shares of Class A common stock held by the key executive officer were canceled and the Company simultaneously granted new stock options to purchase 180,000 shares of Class A common stock to the key executive officer, at an exercise price equal to $0.32 per share, with an expiration date of August 29, 2029. On the same date, the exercise price of outstanding options held by the key executive to purchase an aggregate of 180,000 shares of Class A common stock was was determined to be $0.32 per share, and the vesting date of such modified options was changed to August 29, 2019.
Except with respect to the modified exercise price and expiration date, the modified options remain subject to all terms and conditions of their original grant agreements, including termination provisions. As provided in the Tender Offer and Consent Solicitation Statement, the remainder of the options with respect to which elections were properly tendered and not withdrawn prior to the expiration of the solicitation period will be modified on one or more future modification dates (to the extent not then exercised, expired or terminated), if the closing price of our Class A common stock on each such future modification date is less than the original exercise price of such options. There are options to purchase a maximum of 507,964 shares of Class A common stock potentially subject to modification on August 29, 2017. There are options to purchase a maximum of 180,000 shares of Class A common stock potentially subject to modification on August 29, 2018.
The valuation of the options that were modified on August 29, 2016 is based on the following terms:

Nine Months Ended September 30, 2016
Fair value	$0.13 - $0.15
Risk-free interest rate	1.19% - 1.37%
Expected volatility	43.81% - 44.52%
Expected life of options in years	5.1 - 6.5
Expected dividend yield	—
The stock option modification resulted in an incremental compensation cost of $0.1 million which will be recognized over the 3-year vesting period.
Performance-Based Restricted Stock Units
A summary of performance-based restricted stock units for the nine months ended September 30, 2016 is as follows:

	Performance- Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	191,250	$9.48
Granted	127,250	1.14
Vested	—	—
Forfeited	(106,500)	6.26
Outstanding as of September 30, 2016	212,000	$6.09
Outstanding and expected to vest as of September 30, 2016	—	—
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
In April 2016, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2014 and 2015. As of September 30, 2016, management concluded that it was improbable that the modified performance goals associated with the performance-based units granted in 2014 and 2015 would vest and management concluded that it was improbable that the performance goals associated with the performance-based units granted in 2016 would vest. Consequently, no expense was recognized for the performance-based units in the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company recognized $(0.1) million of compensation expense in connection with the performance-based restricted stock units. The negative expense recognized during the nine months ended September 30, 2015 was due to management concluding in the third quarter of 2015 that it was no longer probable that the performance goals associated with performance-based restricted stock units granted in 2014 would vest. Consequently the Company reversed the expense previously recognized in connection with the 87,750 units granted in 2014 and outstanding as of September 30, 2015.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The aggregate grant-date fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2016 was $0.1 million. As of September 30, 2016, there was $1.3 million of total unrecognized compensation cost relating to outstanding performance-based restricted stock units that is not expected to be recognized. None of the performance-based restricted stock units had vested as of September 30, 2016.
Restricted Stock
 A summary of restricted stock activity for the nine months ended September 30, 2016 is as follows:

	Restricted Stock Shares	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	66,038	$2.12
Granted	—	—
Vested	—	—
Outstanding as of September 30, 2016	66,038	$2.12
Restricted stock granted to independent directors under the Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. There was no restricted stock granted during the nine months ended September 30, 2016. The aggregate grant date fair value of the restricted stock granted during the nine months ended September 30, 2015 was $0.2 million. As of September 30, 2016, there was less than $0.1 million of total unrecognized compensation cost relating to outstanding restricted stock that is expected to be recognized over a weighted average period of 2 months.
The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During the nine months ended September 30, 2016 and 2015, the Company recognized less than $0.1 million of share based compensation expense in connection with the restricted stock.
Unvested Restricted Common Interests in JGW LLC
The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the nine months ended September 30, 2016:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	27,777	$6.30
Vested in period	(15,467)	5.25
Forfeited	(2,439)	1.71
Outstanding as of September 30, 2016	9,871	$9.06
Outstanding and expected to vest as of September 30, 2016	9,854	9.06
Vested as of September 30, 2016	—	—
As of September 30, 2016, there was $0.1 million of unrecognized compensation cost related to outstanding unvested Restricted Common Interests that is expected to be recognized over a weighted average period of 1.0 year. Total share-based compensation expense recognized for the nine months ended September 30, 2016 and 2015 related to the Restricted Common Interests was less than $0.1 million and $0.4 million, respectively.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In connection with the IPO, Class C Profits Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock. For the three and nine months ended September 30, 2016 and 2015, these warrants were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method.
During the nine months ended September 30, 2016 and 2015, 1,409,328 and 1,461,407 weighted-average stock options outstanding, respectively, were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method. During the nine months ended September 30, 2016 and 2015, 230,919 and 183,069 weighted-average performance-based restricted stock units, respectively, were antidilutive and, therefore, excluded from the computation of diluted loss per common share.
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
In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net loss attributable to holders of Class A common stock would decrease due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 13,080,674 and 13,745,165 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and the 22,474 and 124,341 weighted average unvested Restricted Common Interests outstanding, respectively, for the nine months ended September 30, 2016 and 2015, respectively, were antidilutive and excluded from the computation of diluted loss per common share.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars In thousands, except per share data)
Numerator:
Numerator for basic EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(18,713)	$(26,697)	$(45,593)	$(40,338)
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Numerator for diluted EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(18,713)	$(26,697)	$(45,593)	$(40,338)
Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	15,663,475	14,918,415	15,633,696	14,437,117
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—
Restricted common stock and performance-based restricted stock units	—	—	—	—
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	15,663,475	14,918,415	15,633,696	14,437,117

Basic loss per share of Class A common stock	$(1.19)	$(1.79)	$(2.92)	$(2.79)
Diluted loss per share of Class A common stock	$(1.19)	$(1.79)	$(2.92)	$(2.79)
22. Business Segments
The Company's business segments are determined based on products and services offered, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management. The Company has identified the following two reportable segments: (i) Structured Settlements and (ii) Home Lending.
The Company's Chief Operating Decision Maker ("CODM") evaluates our reportable segments using the metric below for purposes of making decisions about allocating resources and evaluating their performance. We define Segment Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("Segment Adjusted EBITDA") as net income (loss) under U.S. GAAP before non-cash compensation expenses, certain other expenses, provision for or benefit from income taxes, depreciation and amortization and for our Structured Settlements segment, amounts related to the consolidation of the securitization and permanent financing trusts we use to finance our business, interest expense associated with our senior secured credit facility, certain other expenses, debt issuance costs and broker and legal fees incurred in connection with sale of finance receivables.
The CODM uses Segment Adjusted EBITDA as the primary means by which he evaluates our segment's performance since (i) Segment Adjusted EBITDA represents a better measure of our operating performance, especially for our Structured Settlements segment because the operations of the VIE do not impact our business segments' performance and (ii) Segment Adjusted EBITDA is the operating metric used in determining whether performance-based restricted stock units issued to management will vest.

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
Below is a summary of Segment Adjusted EBITDA, a measure of our segments' profitability.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Subtotal Reportable Segments
	(In thousands)
Three Months Ended September 30, 2016
Segment Adjusted EBITDA	$4,635	$9,423	—	$14,058

Three Months Ended September 30, 2015 (1)
Segment Adjusted EBITDA	$16,582	$1,994	—	$18,576

Nine Months Ended September 30, 2016
Segment Adjusted EBITDA	$9,404	$23,673	—	$33,077

Nine Months Ended September 30, 2015 (1)
Segment Adjusted EBITDA	$47,381	$1,994	—	$49,375
(1) Home Lending was acquired on July 31, 2015 and, therefore, the results include only two months of Home Lending’s operations.
The following table presents certain information regarding the Company’s business segments.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2016
Total revenues (1)	$37,302	$31,495	—	$68,797
Total assets	4,655,253	449,506	—	5,104,759

Three Months Ended September 30, 2015
Total revenues (1)	$51,775	$12,083	—	$63,858
Total assets	5,128,902	250,264	—	5,379,166

Nine Months Ended September 30, 2016
Total revenues (1)	$137,961	$80,136	—	$218,097
Total assets	4,655,253	449,506	—	5,104,759

Nine Months Ended September 30, 2015
Total revenues (1)	$199,970	$12,083	—	$212,053
Total assets	5,128,902	250,264	—	5,379,166
(1) Home Lending was acquired on July 31, 2015 and, therefore, the results include only two months of Home Lending’s operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Below is a reconciliation of the two reportable Segments' Adjusted EBITDA to loss before income taxes for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	(In thousands)
Structured Settlements Segment Adjusted EBITDA	$4,635	$16,582
Home Lending Segment Adjusted EBITDA (1)	9,423	1,994
Subtotal Reportable Segments' Adjusted EBITDA	$14,058	$18,576

Securitization-related adjustments:
Unrealized loss on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	(32,495)	(35,063)
Interest income from securitized finance receivables	40,610	45,823
Interest income on retained interests in finance receivables	(4,041)	(5,436)
Servicing income on securitized finance receivables	(1,280)	(1,336)
Interest expense on long-term debt related to securitization and permanent financing trusts	(39,387)	(40,036)
Swap termination expense related to securitization entities	—	—
Professional fees relating to securitizations	(1,380)	(1,464)
Provision for losses associated with permanently financed VIEs	(543)	—
Other adjustments:
Share based compensation	(367)	(273)
Impact of prefunding on unsecuritized finance receivables	(2,861)	24
Lease termination, severance and other restructuring related expenses	(747)	(1,245)
Merger and acquisition related expense	—	(419)
Debt modification expense	97	(792)
Impairment charges and loss on disposal of assets	—	(29,860)
Term loan interest expense	(10,184)	(10,192)
Debt issuance	(2,584)	(2,220)
Broker and legal fees incurred in connection with sale of finance receivables	(404)	—
Depreciation and amortization	(1,182)	(966)
Loss Before Income Taxes	$(42,690)	$(64,879)
(1) Home Lending was acquired on July 31, 2015 and, therefore, the results include only two months of Home Lending’s operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Below is a reconciliation of the two reportable Segments' Adjusted EBITDA to loss before income taxes for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(In thousands)
Structured Settlements Segment Adjusted EBITDA	$9,404	$47,381
Home Lending Segment Adjusted EBITDA (1)	23,673	1,994
Subtotal Reportable Segments' Adjusted EBITDA	$33,077	$49,375

Securitization-related adjustments:
Unrealized loss on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	(83,801)	(67,254)
Interest income from securitized finance receivables	134,153	127,059
Interest income on retained interests in finance receivables	(15,798)	(15,869)
Servicing income on securitized finance receivables	(3,919)	(3,967)
Interest expense on long-term debt related to securitization and permanent financing trusts	(119,230)	(109,923)
Swap termination expense related to securitization entities	(3,053)	—
Professional fees relating to securitizations	(4,223)	(4,454)
Provision for losses associated with permanently financed VIEs	(543)	—
Other adjustments:		—
Share based compensation	(997)	(1,389)
Impact of prefunding on unsecuritized finance receivables	—	(1,594)
Lease termination, severance and other restructuring related expenses	(3,486)	(3,620)
Merger and acquisition related expense	—	(1,608)
Debt modification expense	(2,258)	(792)
Impairment charges and loss on disposal of assets	(5,483)	(29,860)
Term loan interest expense	(30,375)	(30,193)
Debt issuance	(2,612)	(5,092)
Broker and legal fees incurred in connection with sale of finance receivables	(1,959)	—
Depreciation and amortization	(3,646)	(2,961)
Loss Before Income Taxes	$(114,153)	$(102,142)
(1) Home Lending was acquired on July 31, 2015 and, therefore, the results include only two months of Home Lending’s operations.
23. Cost Savings Activities
In late 2015, the Company initiated a cost reduction plan to reduce excess capacity and improve efficiency within the business units. In connection with this plan, the Company recorded severance charges of $0.1 million and $2.8 million for the three and nine months ended September 30, 2016, respectively, which was included within compensation and benefits in the condensed consolidated statements of operations. The associated workforce reductions were substantially complete as of June 30, 2016. In addition, the Company recorded lease termination charges of $0.8 million for each of the three and nine months ended September 30, 2016, which was included within general and administrative in the condensed consolidated statements of operations. The lease termination charges relate principally to leased offices that the Company ceased using as of September 30, 2016, represent the fair value of the liability at the date use of the leased offices ceased and were determined based on the remaining lease rental payments obligation reduced by estimated sublease income that could be reasonably obtained for the property. We may incur additional severance, lease termination and other restructuring costs in future periods as we continue to undertake additional efforts to improve efficiency in our business.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Both the severance liability and the lease termination costs are included in accrued expenses and accounts payable in the condensed consolidated balance sheet. A reconciliation of the liabilities associated with the cost reduction plan by reportable segment are as follows:

	Structured Settlements	Home Lending	Consolidated
	(In thousands)
Balance at December 31, 2015	$—	$—	$—
Severance expense	2,359	495	2,854
Lease terminations	827	—	827
Payments	(1,324)	(274)	(1,598)
Adjustments	(194)	—	(194)
Balance at September 30, 2016	$1,668	$221	$1,889

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" and the "Cautionary Statement Regarding Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a diversified financial services company that specializes in providing solutions to consumers in need of cash. Our direct-to-consumer businesses use the internet, television, direct mailing and other channels to offer a variety of solutions including structured settlement payment purchasing, mortgage origination (both purchase and refinancing), prepaid cards and provision to access personal lending. We warehouse, securitize, sell or otherwise finance the financial assets that we purchase in transactions that are structured to ultimately generate cash proceeds to us that exceed the purchase price we paid for those assets.
We currently operate our business through two business segments: (i) Structured Settlements and (ii) Home Lending. Our Structured Settlements segment provides liquidity to customers by purchasing structured settlement, annuity and lottery payment streams. Structured Settlements also includes corporate activities as well as prepaid card solutions and our provision to access personal lending, both of which were in the nascent stage of development as of September 30, 2016. Our Home Lending segment specializes in originating, selling and servicing residential mortgage loans.
On June 20, 2016, the Company's Class A common stock began trading on the OTCQX Market ("OTCQX"), the top tier marketplace operated by OTC Markets Group, Inc., under the trading symbol "JGWE" and is no longer listed for trading on the New York Stock Exchange.
Consolidated Financial Highlights

	Three Months Ended September 30,		2016 vs. 2015		Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(In thousands)
Total revenues	$68,797	$63,858	$4,939	7.7%	$218,097	$212,053	$6,044	2.9%
Total expenses	111,487	128,737	(17,250)	(13.4)%	332,250	314,195	$18,055	5.7%
Loss before income taxes	(42,690)	(64,879)	22,189	34.2%	(114,153)	(102,142)	$(12,011)	(11.8)%
Benefit for income taxes	(3,883)	(7,252)	3,369	46.5%	(16,787)	(12,422)	$(4,365)	(35.1)%
Net loss	(38,807)	(57,627)	18,820	32.7%	(97,366)	(89,720)	$(7,646)	(8.5)%
Less net loss attributable to non-controlling interests	(20,094)	(30,930)	10,836	35.0%	(51,773)	(49,382)	$(2,391)	(4.8)%
Net loss attributable to The J.G. Wentworth Company	$(18,713)	$(26,697)	$7,984	29.9%	$(45,593)	$(40,338)	$(5,255)	(13.0)%

Total TRB purchases	$171,511	$240,413	$(68,902)	(28.7)%	$547,840	$764,109	$(216,269)	(28.3)%
Interest rate locks - volume	$1,610,071	$585,398	$1,024,673	175.0%	$4,115,595	$585,398	$3,530,197	603.0%
Loans closed - volume	$1,035,417	$352,923	$682,494	193.4%	$2,449,619	$352,923	$2,096,696	594.1%
For the Three Months Ended September 30, 2016
The $22.2 million decrease in our loss before income taxes was principally due to a $15.3 million decrease in pre-tax loss from our Structured Settlements segment that was primarily the result of a $29.9 million impairment charge recorded in the three months ended September 30, 2015 for which there was no equivalent charge recorded in the three months ended September 30, 2016, partially offset by a $16.7 million unfavorable change in realized and unrealized (losses) gains on VIE and other finance receivables, long term debt and derivatives driven by lower TRB purchases and a decrease in realized and unrealized gains on unsecuritized finance receivables. The decrease in Structured Settlements' pre-tax loss was coupled with an increase of $6.9 million in pre-tax income generated by our Home Lending segment that was driven by growth in interest rate lock volume of $1,024.7 million due in part to the low interest rate environment and as a result of only two months of Home Lending's results of operations being included in the Company's consolidated results for the three months ended September 30, 2015.

We recorded a consolidated income tax benefit during the three months ended September 30, 2016 of $3.9 million compared to a benefit of $7.3 million for the three months ended September 30, 2015. The Company's overall effective tax rate was 9.1% for the three months ended September 30, 2016, as compared to an overall effective rate of 11.2% for the three months ended September 30, 2015. During the three months ended September 30, 2016, the Company recorded a partial valuation allowance of $5.9 million due to the uncertainly that it will fully benefit from losses incurred during the quarter.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $20.1 million net loss attributable to the non-controlling interests for the three months ended September 30, 2016 represents the non-controlling interests' 45.4% weighted average economic interest in JGW LLC's net loss for the three months ended September 30, 2016. The $30.9 million net loss attributable to the non-controlling interests for the three months ended September 30, 2015 represents the non-controlling interests' 47.3% weighted average economic interest in JGW LLC's net income for the three months ended September 30, 2015.
For the Nine Months Ended September 30, 2016
The $12.0 million increase in our loss before income taxes was principally due to a $32.0 million increase in pre-tax loss from our Structured Settlements segment that was primarily the result of a $75.2 million unfavorable change in realized and unrealized (losses) gains on VIE and other finance receivables, long term debt and derivatives driven by lower TRB purchases and a decrease in realized and unrealized gains on unsecuritized finance receivables. These unfavorable changes were offset by a $24.4 million decrease in impairment charges and a $13.1 million decrease in advertising expense. The increase in Structured Settlements' pre-tax loss was partially offset by the $19.9 million increase in pre-tax income generated by our Home Lending segment which we acquired on July 31, 2015, as a result of only two months of Home Lending's results of operations being included in the Company's consolidated results for the nine months ended September 30, 2015.
We recorded a consolidated income tax benefit during the nine months ended September 30, 2016 of $16.8 million compared to a benefit of $12.4 million for the nine months ended September 30, 2015. The Company's overall effective tax rate was 14.7% for the nine months ended September 30, 2016, as compared to an overall effective rate of 12.2% for the nine months ended September 30, 2015. During the three months ended September 30, 2016, the Company recorded a partial valuation allowance of $5.9 million due to the uncertainly that it will fully benefit from losses incurred during the quarter.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $51.8 million net loss attributable to the non-controlling interests for the nine months ended September 30, 2016 represents the non-controlling interests' 45.5% weighted average economic interest in JGW LLC's net loss for the nine months ended September 30, 2016. The $49.4 million net loss attributable to the non-controlling interests for the nine months ended September 30, 2015 represents the non-controlling interests' 49.0% weighted average economic interest in JGW LLC's net income for the nine months ended September 30, 2015.
Regulatory Developments
We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business as set forth more fully under "Part 1, Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in those federal, state and local regulations during the nine months ended September 30, 2016.
Cost Saving Activities
In late 2015, the Company initiated a cost reduction plan to reduce excess capacity and improve efficiency within the business units. In connection with this plan, the Company recorded severance charges of $2.9 million for the nine months ended September 30, 2016, which were recorded within compensation and benefits in the condensed consolidated statements of operations. The associated workforce reductions were substantially complete as of June 30, 2016. The Company also recorded lease termination charges of $0.8 million for three and nine months ended September 30, 2016, which were recorded within general and administrative in the condensed consolidated statements of operations. The lease termination charges of $0.8 million relate to leased offices that the Company ceased using as of September 30, 2016. The charges represent the fair value of the liability at the date use of the leased offices ceased and were determined based on the remaining lease rental payments, reduced by estimated sublease rentals that could be reasonably obtained for the property. We may incur additional severance, lease termination and other restructuring costs in future periods as we continue to undertake additional efforts to improve efficiency in our business.
Structured Settlements
Results of Operations

The table below presents the results of operations for our Structured Settlements segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		2016 vs. 2015		Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$42,982	$49,795	$(6,813)	(13.7)%	$142,491	$139,754	$2,737	2.0%
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives	(9,104)	7,556	(16,660)	(220.5)	(12,339)	62,877	(75,216)	(119.6)
Servicing, broker, and other fees	1,048	1,295	(247)	(19.1)	3,888	3,296	592	18.0
Realized and unrealized gains (losses) on marketable securities, net	2,376	(6,871)	9,247	134.6	3,921	(5,957)	9,878	(165.8)
Total Revenues	$37,302	$51,775	$(14,473)	(28.0)%	$137,961	$199,970	$(62,009)	(31.0)%

EXPENSES
Advertising	$10,842	$15,017	$(4,175)	(27.8)%	$34,682	$47,799	$(13,117)	(27.4)%
Interest expense	52,833	55,072	(2,239)	(4.1)	163,543	153,975	9,568	6.2
Compensation and benefits	7,247	8,692	(1,445)	(16.6)	25,238	30,908	(5,670)	(18.3)
General and administrative	5,540	4,328	1,212	28.0	16,078	13,700	2,378	17.4
Professional and consulting	3,464	6,191	(2,727)	(44.0)	10,914	15,490	(4,576)	(29.5)
Debt issuance	2,584	2,220	364	16.4	3,132	5,092	(1,960)	(38.5)
Securitization debt maintenance	1,380	1,463	(83)	(5.7)	4,226	4,453	(227)	(5.1)
Provision for losses	1,411	1,211	200	16.5	3,071	4,168	(1,097)	(26.3)
Depreciation and amortization	749	922	(173)	(18.8)	2,359	2,917	(558)	(19.1)
Installment obligations expense (income), net	2,817	(6,372)	9,189	144.2	5,279	(4,300)	9,579	(222.8)
Impairment charges	—	29,860	(29,860)	(100.0)	5,483	29,860	(24,377)	(81.6)
Total Expenses	$88,867	$118,604	$(29,737)	(25.1)%	$274,005	$304,062	$(30,057)	(9.9)%
Loss before income taxes	(51,565)	(66,829)	15,264	(22.8)	(136,044)	(104,092)	(31,952)	30.7
Benefit for income taxes	(3,883)	(7,972)	4,089	51.3	(16,787)	(13,142)	(3,645)	(27.7)
Net Loss	$(47,682)	$(58,857)	$11,175	19.0%	$(119,257)	$(90,950)	$(28,307)	(31.1)%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$142,840	$211,876	$(69,036)	(32.6)%	$457,243	$678,502	$(221,259)	(32.6)%
Life contingent structured settlements and annuities	28,671	28,537	134	0.5	90,597	74,843	15,754	21.0
Pre-settlement fundings	—	—	—	—	—	10,764	(10,764)	(100.0)
Total TRB purchases	$171,511	$240,413	$(68,902)	(28.7)%	$547,840	$764,109	$(216,269)	(28.3)%
For the Three Months Ended September 30, 2016 and 2015
Total revenues for the three months ended September 30, 2016 were $37.3 million, a decrease of $14.5 million from $51.8 million for the three months ended September 30, 2015. The decrease was primarily attributable to a $16.7 million unfavorable change in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives, coupled with a $6.8 million decrease in interest income, partially offset by a $9.2 million favorable change in realized and unrealized gains (losses) on marketable securities, net.

Interest income for the three months ended September 30, 2016 and 2015 was comprised of the following:

	Three Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$41,189	$46,985	$(5,796)	(12.3)%
Interest income on installment obligations	442	499	(57)	(11.4)
Interest income on pre-settlement funding transaction receivables	1,116	2,104	(988)	(47.0)
Interest income on notes receivable	208	194	14	7.2
Other interest income	27	13	14	107.7
Total interest income	$42,982	$49,795	$(6,813)	(13.7)%
The $5.8 million decrease in accretion income on finance receivables was primarily due to a decrease in the average fair value discount rate used to calculate interest income on the associated securitized assets coupled with a decrease in our average outstanding securitized finance receivables balance between the periods. The $1.0 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt, and derivatives for the three months ended September 30, 2016 and 2015 was comprised of the following:

	Three Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Day one gains	$31,542	$40,423	$(8,881)	(22.0)%
Losses from changes in fair value subsequent to day one	(8,152)	2,178	(10,330)	(474.3)
Total realized and unrealized gains on unsecuritized finance receivables	23,390	42,601	(19,211)	(45.1)
Realized and unrealized losses on interest rate swaps related to warehouse facilities	—	—	—	—
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	23,390	42,601	(19,211)	(45.1)
Unrealized losses on securitized finance receivables, debt and derivatives	(32,494)	(35,045)	2,551	(7.3)
Gain on extinguishment of securitized debt	—	—	—	—
Loss on termination of interest rate swaps related to securitized debt	—	—	—	—
Total realized and unrealized losses on securitized finance receivables, debt and derivatives	(32,494)	(35,045)	2,551	7.3
Total realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives	$(9,104)	$7,556	$(16,660)	(220.5)%
Total realized and unrealized gains on unsecuritized finance receivables represent: (i) unrealized gains on finance receivables acquired from customers prior to their securitization and (ii) realized gains and losses resulting from their inclusion in direct asset sale transactions.
Newly acquired finance receivable assets are accounted for at fair value until they are securitized or disposed of pursuant to a direct asset sale. Subsequent to acquisition but prior to securitization or sale, the Company generally borrows against purchased finance receivables pursuant to one of its revolving credit facilities. When the Company borrows against its finance receivables, it transfers the encumbered assets into a VIE. If the finance receivables are securitized, immediately prior to securitization, the securitized assets are adjusted to their current fair value and the resulting change in fair value is included in gains (losses) from changes in fair value subsequent to day one. If the finance receivables are included in a direct asset sale, the previously recognized unrealized gains (losses) are reversed and the difference between the purchase price and sales price is recorded as a realized gain and included in gains (losses) from changes in fair value subsequent to day one. The difference between the price paid to our acquire finance receivables and their fair value at the end of the month acquired is referred to as “day one gains”. Changes in fair value of finance receivables acquired in prior months are referred to as “gains (losses) from changes in fair value subsequent to day one”.

Total realized and unrealized gains on unsecuritized finance receivables for the three months ended September 30, 2016 decreased $19.2 million from the three months ended September 30, 2015 primarily due to a decrease of $68.9 million, or (28.7)%, in guaranteed and life contingent structured settlement, annuity and lottery TRB purchases, from $240.4 million for the three months ended September 30, 2015 to $171.5 million for the three months ended September 30, 2016.
The $2.6 million decrease in realized and unrealized losses on securitized finance receivables, debt and derivatives was primarily the result of (i) a $4.8 million decrease in the unrealized loss on our residual interests that was due primarily to a smaller unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, coupled with (ii) a $1.5 million favorable change in the unrealized gain (loss) on derivatives associated with our PLMT facility resulting from changes in interest rates between the periods, partially offset by a $5.1 million unfavorable change in the unrealized gain (loss) on other securitized finance receivables, debt and derivatives resulting principally from movements in the fair value discount rates used to value these items.
Realized and unrealized gains on marketable securities, net, were $2.4 million for the three months ended September 30, 2016, an increase of $9.2 million from the $6.9 million loss for the three months ended September 30, 2015, due to higher investment returns on marketable securities. The increase was almost entirely offset by a corresponding increase in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligation liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income (loss).
Total expenses for the three months ended September 30, 2016 were $88.9 million, a decrease of $29.7 million from total expenses of $118.6 million for the three months ended September 30, 2015.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $10.8 million for the three months ended September 30, 2016 from $15.0 million for the three months ended September 30, 2015, primarily due to a $2.1 million decrease in television spend and a $1.9 million decrease in internet related (paid-search) spend. These actions were part of our cost-saving initiatives.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our Term Loan, decreased by 4.1% to $52.8 million for the three months ended September 30, 2016 from $55.1 million for the three months ended September 30, 2015. The $2.2 million decrease was primarily due to a $4.4 million decrease in interest expense associated with our VIE securitized debt that resulted from a decrease in the interest rate used to calculate interest expense coupled with a decrease in the average outstanding balance between periods, partially offset by a $3.0 million increase in interest expense associated with our VIE long-term debt primarily due to the unamortized debt issuance costs expensed in connection with the refinancing of debt collateralized by the cash flows from residual interests in our securitizations.
Compensation and benefits expense decreased to $7.2 million for the three months ended September 30, 2016 from $8.7 million for the three months ended September 30, 2015 primarily due to a $2.7 million decrease in salaries, commissions and payroll taxes that resulted from a combination of lower headcount and lower TRB purchase volume in the three months ended September 30, 2016 compared to the comparable period in the prior year.
General and administrative expense increased to $5.5 million for the three months ended September 30, 2016 from $4.3 million for the three months ended September 30, 2015. The $1.2 million increase was primarily due to a $0.8 million increase in rent expense resulting from lease termination charges and $0.4 million of broker fees paid in connection with the prefunding associated with our 2016-2 direct asset sale that closed in August 2016. During the third quarter of 2015, we did not complete any direct asset sales and thus did not incur associated broker expenses.
Professional and consulting costs decreased to $3.5 million for the three months ended September 30, 2016 from $6.2 million for the three months ended September 30, 2015. The $2.7 million decrease was primarily due to a decrease in third-party fees incurred in connection with the 2015 acquisition of Home Lending and an overall decrease in the use of outside consultants as part of our cost-saving initiatives.
There were no impairment charges recorded during the three months ended September 30, 2016. During the third quarter of 2015, we re-evaluated our projections for our Structured Settlements segment based on lower than anticipated results, a significant decline in the stock price of our Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, we determined these events constituted a triggering event requiring the Company to test the indefinite-lived trade name acquired in connection with the 2011 acquisition of OAC for potential impairment. As a result of this analysis, we determined the trade name within the reporting unit was impaired and recorded an impairment charge of $29.9 million in the condensed consolidated statements of operations for the three months ended September 30, 2015.

For the Nine Months Ended September 30, 2016 and 2015
Total revenues for the nine months ended September 30, 2016 were $138.0 million, a decrease of $62.0 million from $200.0 million for the nine months ended September 30, 2015. The decrease was primarily attributable to a $75.2 million unfavorable change in realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives partially offset by a $9.9 million increase in realized and unrealized gains (losses) on marketable securities, net, and a $2.7 million increase in interest income.
Interest income for the nine months ended September 30, 2016 and 2015 was comprised of the following:

	Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$136,289	$130,181	$6,108	4.7%
Interest income on installment obligations	1,358	1,657	(299)	(18.0)
Interest income on pre-settlement funding transaction receivables	4,150	7,367	(3,217)	(43.7)
Interest income on notes receivable	619	577	42	7.3
Other interest income	75	(28)	103	(367.9)
Total interest income	$142,491	$139,754	$2,737	2.0%
The $6.1 million increase in accretion income on finance receivables was primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized assets, partially offset by a decrease in our average outstanding securitized finance receivables balance between the periods. The $3.2 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt, and derivatives for the nine months ended September 30, 2016 and 2015 was comprised of the following:

	Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Day one gains	$89,878	$137,214	$(47,336)	(34.5)%
Losses from changes in fair value subsequent to day one	(13,819)	(7,419)	(6,400)	86.3
Total realized and unrealized gains on unsecuritized finance receivables	76,059	129,795	(53,736)	(41.4)
Realized and unrealized losses on interest rate swaps related to warehouse facilities	(1,544)	(275)	(1,269)	(461.5)
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	74,515	129,520	(55,005)	(42.5)
Unrealized losses on securitized finance receivables, debt and derivatives	(83,801)	(67,236)	(16,565)	(24.6)
Gain on extinguishment of securitized debt	—	593	(593)	(100.0)
Loss on termination of interest rate swaps related to securitized debt	(3,053)	—	(3,053)	—
Total realized and unrealized losses on securitized finance receivables, debt and derivatives	(86,854)	(66,643)	(20,211)	(30.3)
Total realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt and derivatives	$(12,339)	$62,877	$(75,216)	(119.6)%
Total realized and unrealized gains on unsecuritized finance receivables represent: (i) unrealized gains on finance receivables acquired from customers prior to their securitization and (ii) realized gains and losses resulting from their inclusion in direct asset sale transactions.

Newly acquired finance receivable assets are accounted for at fair value until they are securitized or disposed of pursuant to a direct asset sale. Subsequent to acquisition but prior to securitization or sale, the Company generally borrows against purchased finance receivables pursuant to one of its revolving credit facilities. When the Company borrows against its finance receivables, it transfers the encumbered assets into a VIE. If the finance receivables are securitized, immediately prior to securitization, the securitized assets are adjusted to their current fair value and the resulting change in fair value is included in gains/(losses) from changes in fair value subsequent to day one. If the finance receivables are included in a direct asset sale, the previously recognized unrealized gains/(losses) are reversed and the difference between the purchase price and sales price is recorded as a realized gain and included in gains/(losses) from changes in fair value subsequent to day one. The difference between the price paid to acquire finance receivables and their fair value at the end of the month acquired is referred to as “day one gains”. Changes in fair value of finance receivables acquired in prior months are referred to as “gains (losses) from changes in fair value subsequent to day one”.
Total realized and unrealized gains on unsecuritized finance receivables for the nine months ended September 30, 2016 decreased $53.7 million from the nine months ended September 30, 2015 primarily due to a decrease of $205.5 million, or 27.3%, in guaranteed and life contingent structured settlement, annuity and lottery TRB purchases, from $753.3 million for the nine months ended September 30, 2015 to $547.8 million for the nine months ended September 30, 2016.
The $1.5 million loss on interest rate swaps related to warehouse facilities during the nine months ended September 30, 2016 was the result of the termination of interest rate swaps with a notional value of $75.2 million that were executed as part of our strategy to hedge interest rate risk. The $0.3 million loss on interest rate swaps related to warehouse facilities during the nine months ended September 30, 2015 was the result of the termination of interest rate swaps with a notional value of $18.7 million that were executed as part of our strategy to hedge interest rate risk.
The $16.6 million increase in unrealized losses on securitized finance receivables, debt and derivatives was primarily the result of: (i) a $12.1 million unfavorable change in the unrealized gain (loss) on other securitized finance receivables, debt and derivatives resulting principally from movements in the fair value discount rates used to value these items and (ii) a $5.7 million unfavorable change in the unrealized gain (loss) on the securitized finance receivables, debt and derivatives associated with the Peachtree Structured Settlements LLC permanent financing facility primarily due to an early amortization event that occurred in the first quarter of 2016 which resulted in future excess cash flows being applied to the prepayment of the outstanding debt and derivatives, partially offset by a $1.1 million favorable change in the unrealized loss on our residual interests as a result of a larger unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the nine months ended September 30, 2016 compared to the comparable period in the prior year.
The $0.6 million gain on extinguishment of securitized debt during the nine months ended September 30, 2015 resulted from the early repayment of the 2004-A securitization debt issued by Structured Receivables, Finance #1, LLC. The associated finance receivables subsequently were included in the 2015-1 securitization. There was no gain on extinguishment of securitized debt during the nine months ended September 30, 2016.
The $3.1 million loss on termination of interest rate swaps related to securitized debt during the nine months ended September 30, 2016 represents the loss on the termination of interest rate swaps related to the PSS securitized debt that had a notional value of $13.8 million. There was no loss on the termination of interest rate swaps during the nine months ended September 30, 2015.
Realized and unrealized gains on marketable securities, net, were $3.9 million for the nine months ended September 30, 2016, an increase of $9.9 million from the $6.0 million loss for the nine months ended September 30, 2015, due to higher investment returns on marketable securities. The increase was almost entirely offset by a corresponding increase in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligation liability. Therefore, increases or decreases in gains on marketable securities do not impact our net (loss) income.
Total expenses for the nine months ended September 30, 2016 were $274.0 million, a decrease of $30.1 million from total expenses of $304.1 million for the nine months ended September 30, 2015.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $34.7 million for the nine months ended September 30, 2016 from $47.8 million for the nine months ended September 30, 2015, primarily due to an $11.4 million decrease in our television spend coupled with a $1.5 million decrease in our internet related (paid-search) spend. These actions were part of our cost-saving initiatives.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our Term Loan, increased 6.2% to $163.5 million for the nine months ended September 30, 2016 from $154.0 million for the nine months ended September 30, 2015. The $9.6 million increase was primarily due to a $5.9 million increase in interest expense associated with our VIE securitized debt that resulted from an increase in the interest rate used to calculate interest expense, partially offset by a decrease in the average outstanding balance between periods and a $3.5 million increase in interest expense on VIE long-term debt primarily due to the unamortized debt issuance costs expensed in connection with the refinancing of debt collateralized by the cash flows from residual interests in our securitizations.
Compensation and benefits expense decreased to $25.2 million for the nine months ended September 30, 2016 from $30.9 million for the nine months ended September 30, 2015 primarily due to a $5.5 million decrease in salaries, commissions and payroll taxes that resulted from a combination of lower headcount and lower TRB purchase volume in the current year compared to the prior year.
General and administrative expense increased to $16.1 million for the nine months ended September 30, 2016 from $13.7 million for the nine months ended September 30, 2015. The $2.4 million increase was primarily due to an increase of $1.8 million in broker fees incurred in connection with our 2016-1 and 2016-2 direct asset sales during the first nine months of 2016 and an $0.8 million increase in rent expense as a result of costs incurred in connection with the Company ceasing to use certain leased offices. During the first nine months of 2015, we did not complete any direct asset sales but instead chose to monetize such assets via securitizations. As a result, we did not incur related broker fees during the nine months ended September 30, 2015.
Professional and consulting costs decreased to $10.9 million for the nine months ended September 30, 2016 from $15.5 million for the nine months ended September 30, 2015. The $4.6 million decrease was primarily due to a decrease in third-party fees incurred in connection with the 2015 acquisition of Home Lending and an overall decrease in the use of outside consultants as part of our cost-saving initiatives.
The Company incurred $3.1 million in debt issuance costs during the nine months ended September 30, 2016 compared to $5.1 million for the nine months ended September 30, 2015. The $3.1 million of debt issuance costs incurred in the nine months ended September 30, 2016 related to fees to amend certain provisions of our previously issued securitization debt as well as fees paid in connection with the issuance of $207.5 million of notes payable that are collateralized by the residual asset cash flows and reserve cash related to 36 of our securitizations. The $5.1 million of debt issuance costs incurred in the nine months ended September 30, 2015 related to fees incurred in connection with securitization transactions that closed during the first nine months of 2015.
The provision for losses on finance receivables for the nine months ended September 30, 2016 was $3.1 million, a decrease of $1.1 million from $4.2 million for the nine months ended September 30, 2015. This decrease was due to a decrease in the provision for losses associated with pre-settlement funding transactions driven by a reduction in the associated VIE and other finance receivables.
During the second quarter of 2016, we tested for potential impairment the Structured Settlements segment's indefinite-lived trade name and definite-lived customer relationships intangible assets that were acquired in connection with the 2011 acquisition of OAC. As a result of this analysis, we determined the trade name and the customer relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an impairment charge of $5.5 million in the condensed consolidated statements of operations for the nine months ended September 30, 2016. The $5.5 million impairment charge was comprised of the following: (i) a $2.8 million write-down of the trade name and (ii) a $2.7 million write-down of the customer relationships. We also determined that the remaining useful lives of our intangible assets within the Structured Settlements reporting unit were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years. We also determined in connection with this analysis that the trade name is a definite-lived asset and will be amortized over its remaining useful life.
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
During the third quarter of 2015, we re-evaluated our projections for our Structured Settlements segment based on lower than anticipated results, a significant decline in the stock price of our Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, we determined these events constituted a triggering event requiring the Company to test the indefinite-lived trade name acquired in connection with the 2011 acquisition of OAC for potential impairment. As a result of this analysis, we determined the trade name within the reporting unit was impaired and recorded an impairment charge of $29.9 million in the condensed consolidated statements of operations for the three months ended September 30, 2015.
Segment Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization
We report Segment Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("Segment Adjusted EBITDA") in our Quarterly Reports on Form 10-Q as a measure of our segments' operating performance. We define Segment Adjusted EBITDA as net income (loss) under U.S. GAAP before non-cash compensation expenses, certain other expenses, provision for or benefit from income taxes, depreciation and amortization and for our Structured Settlement’s segment, amounts related to the consolidation of the securitization and permanent financing trusts we use to finance our business, interest expense associated with our senior secured credit facility, debt issuance costs and broker and legal fees incurred in connection with sale of finance receivables.
We present Segment Adjusted EBITDA as an indication of our segments' operating performance because our Chief Operating Decision Maker ("CODM"), as that term is defined in Accounting Standards Codification 280 - Segment Reporting ("ASC 280"), uses Segment Adjusted EBITDA to evaluate performance and to allocate resources. Not all companies calculate Segment Adjusted EBITDA in the same fashion, and therefore these amounts as presented may not be comparable to other similarly titled measures of other companies. The table below presents Segment Adjusted EBITDA for our Structured Settlements segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Segment Adjusted EBITDA	$4,635	$16,582	$9,404	$47,381
For the Three Months Ended September 30, 2016
Structured Settlements Segment Adjusted EBITDA for the three months ended September 30, 2016 decreased $11.9 million to $4.6 million from $16.6 million for the three months ended September 30, 2015. The primary driver behind the $11.9 million decrease was the $19.2 million decline in realized and unrealized (losses) gains on unsecuritized finance receivables and related derivatives previously discussed.
For the Nine Months Ended September 30, 2016
Structured Settlements Segment Adjusted EBITDA for the nine months ended September 30, 2016 decreased $38.0 million to $9.4 million from $47.4 million for the nine months ended September 30, 2015. The primary driver behind the $38.0 million decrease was the $53.7 million decline in realized and unrealized gains on unsecuritized finance receivables and related derivatives discussed previously.
Home Lending
Results of Operations
The table below presents the results of operations for our Home Lending segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		2016 vs. 2015		Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$1,009	$375	$634	169.1%	$2,720	$375	$2,345	625.3%
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	24,495	8,946	15,549	173.8	61,781	8,946	52,835	590.6
Changes in mortgage servicing rights, net	1,480	548	932	170.1	3,320	548	2,772	505.8
Servicing, broker, and other fees	1,975	1,182	793	67.1	5,870	1,182	4,688	396.6
Loan origination fees	2,536	1,032	1,504	145.7	6,445	1,032	5,413	524.5
Total Revenues	$31,495	$12,083	$19,412	160.7%	$80,136	$12,083	$68,053	563.2%

EXPENSES
Advertising	3,052	1,929	1,123	58.2	7,509	1,929	5,580	289.3
Interest expense	1,728	534	1,194	223.6	4,318	534	3,784	708.6
Compensation and benefits	13,545	5,518	8,027	145.5	34,597	5,518	29,079	527.0
General and administrative	2,192	979	1,213	123.9	5,744	979	4,765	486.7
Professional and consulting	513	351	162	46.2	1,472	351	1,121	319.4
Provision for losses	664	442	222	50.2	1,576	442	1,134	256.6
Direct subservicing costs	493	336	157	46.7	1,742	336	1,406	418.5
Depreciation and amortization	433	44	389	884.1	1,287	44	1,243	2,825.0
Total Expenses	$22,620	$10,133	$12,487	123.2%	$58,245	$10,133	$48,112	474.8%
Income before income taxes	8,875	1,950	6,925	355.1	21,891	1,950	19,941	1,022.6
Provision for income taxes	—	720	(720)	100.0	—	720	(720)	100.0
Net Loss	$8,875	$1,230	$7,645	(621.5)%	$21,891	$1,230	$20,661	(1,679.8)%

Mortgage Originations:
Interest rate locks - units	6,110	2,334	3,776	161.8%	15,593	2,334	13,259	568.1%
Interest rate locks - volume	$1,610,071	$585,398	$1,024,673	175.0	$4,115,595	$585,398	$3,530,197	603.0
Loans closed - units	3,890	1,404	2,486	177.1	9,185	1,404	7,781	554.2
Loans closed - volume	$1,035,417	$352,923	$682,494	193.4	$2,449,619	$352,923	$2,096,696	594.1

	Balance at September 30, 2016		Balance at December 31, 2015
	(Dollars in thousands)
Mortgage Servicing:
Loan count - servicing		15,266		12,504
Average loan amount		$240		$238
Average interest rate		3.63%		3.72%
Our Home Lending segment's results for the three and nine months ended September 30, 2016 are not directly comparable to the same periods in the prior year since we acquired Home Lending on July 31, 2015. As a result, only two months of Home Lending's results of operations were included in the prior year's reporting periods.

Interest income principally relates to our mortgage loans held for sale, at fair value, which is accrued to income based on the principal amount outstanding and contractual interest rates.
In evaluating performance, we net the gains on mortgage loans sold, unrealized gains on mortgage loans held for sale, IRLCs, and associated derivative instruments (i.e., forward sale commitments to deliver mortgage loans and forward sales of MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in our condensed consolidated statements of operations. During the three months ended September 30, 2016, we generated $26.3 million in gross revenue from the sale of mortgage loans and netted against it $1.8 million in direct costs. During the nine months ended September 30, 2016, we generated $66.5 million in gross revenue from the sale of mortgage loans and netted against it $4.7 million in direct costs.
U.S. GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSRs are subsequently measured at fair value at each reporting period. The increase (decrease) in the fair value of our MSRs portfolio resulting from: (i) loans sold with servicing rights retained; (ii) the runoff of our MSRs portfolio including payoffs; and (iii) changes in fair valuation inputs and assumptions is included in changes in MSRs, net, in our condensed consolidated statements of operations. During the three months ended September 30, 2016, the value of our MSRs increased by $1.5 million primarily due to the $362.1 million net increase in the unpaid principal balance of our MSRs portfolio, partially offset by a $1.8 million decrease in the fair value of MSRs resulting from the decrease in mortgage interest rates during the quarter. During the nine months ended September 30, 2016, the fair value of our MSRs increased by $3.3 million primarily due to the $684.5 million net increase in the unpaid principal balance of our MSRs portfolio, partially offset by a $3.1 million decline in the fair value of MSRs resulting from the decrease in mortgage interest rates during the period.
Servicing, broker, and other fees represent revenue recognized for servicing mortgage loans for various investors that are based on a contractual percentage of the outstanding principal balance. The primary driver of our servicing revenue is our MSRs portfolio. The outstanding unpaid principal balance of serviced mortgages was approximately $3.7 billion as of September 30, 2016, an increase of $684.5 million from December 31, 2015 and an increase of $362.1 million from June 30, 2016.
Loan origination fee income earned during the three and nine months ended September 30, 2016 of $2.5 million and $6.4 million, respectively, represents revenue earned from originating mortgage loans and generally represents flat, per loan fee amounts.
Interest expense represents interest on Home Lending's: (i) five warehouse credit facilities with various financial institution used to originate mortgage loans held for sale that had a combined maximum borrowing capacity of $360.0 million as of September 30, 2016; and (ii) a single operating line of credit with a maximum borrowing capacity of $10.0 million.
Compensation and benefits includes salaries for Home Lending employees, commissions paid to loan officers, applicable taxes and the cost of providing employee benefits. During the three months ended September 30, 2016, Home Lending recorded a severance charge of $0.1 million. During the nine months ended September 30, 2016, Home Lending recorded a severance charge of $0.5 million related primarily to the departure of a senior manager in the segment who was a former owner of the acquired entity.
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
Segment Adjusted Earnings Before Interest, Income Taxes, Depreciation and Amortization
We report Segment Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("Segment Adjusted EBITDA") in our Quarterly Reports on Form 10-Q as a measure of our segments' operating performance. We define Segment Adjusted EBITDA as net income (loss) under U.S. GAAP before non-cash compensation expenses, certain other expenses, provision for or benefit from income taxes, depreciation and amortization and for our Structured Settlement’s segment, amounts related to the consolidation of the securitization and permanent financing trusts we use to finance our business, interest expense associated with our senior secured credit facility, debt issuance costs and broker and legal fees incurred in connection with sale of finance receivables.
We present Segment Adjusted EBITDA as an indication of our segments' operating performance because our Chief Operating Decision Maker ("CODM"), as that term is defined in Accounting Standards Codification 280 - Segment Reporting ("ASC 280"), uses Segment Adjusted EBITDA to evaluate performance and to allocate resources. Not all companies calculate

Segment Adjusted EBITDA in the same fashion, and therefore these amounts as presented may not be comparable to other similarly titled measures of other companies. The table below presents Segment Adjusted EBITDA for our Home Lending segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA	$9,423	$1,994	$23,673	$1,994
Reconciliation of our Segments' Net Loss (Income) to Net Loss Attributable to The J.G. Wentworth Company
The table below presents a reconciliation of the two reportable Segments' Net Loss to Net Loss Attributable to The J.G. Wentworth Company for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		2016 vs. 2015		Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Structured Settlements Segment	$(47,682)	$(58,857)	$11,175	(19.0)%	$(119,257)	$(90,950)	$(28,307)	31.1%
Home Lending Segment (1)	8,875	1,230	7,645	(621.5)	21,891	1,230	20,661	(1,679.8)
Net Loss	$(38,807)	$(57,627)	$18,820	32.7%	$(97,366)	$(89,720)	$(7,646)	(8.5)%
Less net loss attributable to non-controlling interests	(20,094)	(30,930)	10,836	35.0	$(51,773)	$(49,382)	(2,391)	(4.8)
Net loss attributable to The J.G. Wentworth Company	$(18,713)	$(26,697)	$7,984	29.9%	$(45,593)	$(40,338)	$(5,255)	(13.0)%
(1) Home Lending was acquired on July 31, 2015 and, therefore, the results include only two months of Home Lending’s operations.
Liquidity and Capital Resources
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$53,454	$(165,327)
Net cash used in investing activities	(8,384)	(49,466)
Net cash (used in) provided by financing activities	(15,714)	208,842
Net increase (decrease) in cash and cash equivalents	$29,356	$(5,951)
Cash and cash equivalents at beginning of year	57,322	41,648
Cash and cash equivalents at end of period	$86,678	$35,697
For the Nine Months Ended September 30, 2016 and 2015
Cash Flow from Operating Activities
Net cash provided by operating activities was $53.5 million for the nine months ended September 30, 2016 compared to net cash used in operating activities of $165.3 million for the nine months ended September 30, 2015. The $218.8 million increase in the net cash provided by operating activities was primarily due to a $271.3 million increase in net proceeds from the sale of finance receivables. Net cash provided by (used in) operating activities does not reflect the financing of our purchased receivables which has been an integral part of our Structured Settlements segment and is reflected in net cash (used in) provided by financing activities. We did not securitize finance receivables in the first nine months of 2016 but chose instead, based on market conditions, to complete two direct asset sales. The $271.3 million increase in net proceeds from the sale of finance receivables was partially offset by the net impact of the following: (i) a $129.4 million net decrease in cash provided by operating activities resulting from the Home Lending segment's originations and purchases of mortgages held for sale (net of proceeds from the sale of and principal payments on mortgage loans held for sale), (ii) a $103.0 million decrease in the purchase of finance receivables reflecting lower TRB purchase volume in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, (iii) a $12.8 million decrease in collections on finance receivables corresponding with the decrease in purchase volume, and (iv) a $12.4 million decrease related to changes in restricted cash and investments due to the receipt of $8.3 million in restricted cash in connection with the issuance of $207.5 million of notes payable that are collateralized by the residual asset cash flows and reserve cash related to 36 of our securitizations.
Cash Flow from Investing Activities
Net cash used in investing activities was $8.4 million for the nine months ended September 30, 2016 compared to $49.5 million for the nine months ended September 30, 2015. The $41.1 million decrease in cash used in investing activities was primarily due to (i) the Company making the final $7.6 million purchase price payment to the former owners of the Home Lending segment during the nine months ended September 30, 2016, as compared to the $46.6 million of net cash used to acquire Home Lending during the nine months ended September 30, 2015, and (ii) a $2.1 million decrease in purchases of premises and equipment, net of sales proceeds.
Cash Flow from Financing Activities
Net cash used in financing activities was $15.7 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $208.8 million for the nine months ended September 30, 2015. The $224.6 million change was primarily attributable to: (i) a $190.5 million decrease in proceeds received from the issuance of VIE long-term debt resulting from our decision to complete direct asset sales in the first nine months of 2016 rather than securitization transactions partially offset by the issuance of $207.5 million of notes payable collateralized by the residual asset cash flows and reserve cash related to 36 of our securitizations. and (ii) a $146.1 million increase in repayments of long-term debt and derivatives primarily related to the $131.4 million repayment in September 2016 of our previous Residual Term Facility, partially offset by (i) a $98.0 million increase in proceeds (net of repayments) from our revolving credit facilities and (ii) a $14.5 million reduction in purchases of treasury stock.
Funding Sources
We utilize a number of different funding sources to finance our segments and their associated business activities.
Structured Settlements Segment
Structured Settlements and Annuities
We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents and/or through two separate warehouse facilities. As of September 30, 2016, these two warehouse facilities had $400.0 million of aggregate capacity which consisted of: (i) a $300.0 million syndicated warehouse facility with a revolving period that ends in July 2017 and (ii) a $100.0 million warehouse facility with a revolving period that ends in May 2018. Subsequent to the expiration or termination of their respective revolving lines of credit, our warehouse facilities have amortization periods of four months ($300.0 million facility) or 18 months ($100.0 million facility) before final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of September 30, 2016, we had $367.5 million in total unused borrowing capacity across the two separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.
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
Our warehouse facilities are structured with advance rates that range from 91.1% to 95.5% and discount rates that range from 8.0% to 9.2%. The discount rate is either fixed over the term of the facility or is based on a fixed spread over a floating swap rate, which we then fix through interest rate swaps at the time of the borrowing. The discount rate is used to discount the payment streams we have purchased, and these discounted payment streams are then multiplied by the advance rate to determine the amount of funds that are available to us under the warehouse facilities.
These warehouse facilities are used strictly to fund the guaranteed structured settlement and annuity payment stream purchases. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. While we historically have been able to regularly renew the warehouse facilities in the ordinary course of business, we cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. In addition, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing facilities or obtain new financing facilities.
We have historically undertaken non-recourse term securitizations once we have aggregated in our warehouse facilities a sufficient value of structured settlement and annuity payment streams to undertake a securitization. At the close of each such securitization, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. We did not securitize finance receivables in the first nine months of 2016 but chose instead, based on market conditions, to complete two direct asset sales of our aggregated structured settlement and annuity payment streams. The first direct asset sale consisted of $161.3 million in discounted TRB purchases based on a deal discount rate of 5.02% and was comprised of two asset pools. The first pool, which closed on February 18, 2016, consisted of $91.3 million in discounted TRB purchases and generated net proceeds to us of $27.0 million. The second pool, which closed on April 21, 2016, consisted of $70.0 million in discounted TRB purchases and generated net proceeds to us of $21.6 million. The second direct asset sale consisted of $110.8 million in discounted TRB purchases and was also comprised of two asset pools. The first pool, which closed on June 17, 2016, consisted of $50.8 million in discounted TRB purchases based on a deal discount rate of 4.85% and generated net proceeds to us of $18.2 million. The second pool, which closed on August 19, 2016, consisted of $59.2 million in discounted TRB purchases and generated net proceeds to us of $20.1 million. On October 26, 2016, we completed the initial close of our 2016-1 securitization which consisted of $58.6 million in discounted TRB purchases and generated net proceeds to us of $16.5 million.
In contrast, during the nine months ended September 30, 2015, we completed the following securitization related transactions: (i) the prefunding associated with our 2014-3 transaction on January 26, 2015, which consisted of $72.6 million in discounted TRB purchases and generated net proceeds to us of $71.8 million, (ii) the initial close of our 2015-1 securitization on March 31, 2015, which consisted of $128.3 million in discounted TRB purchases and generated net proceeds to us of $58.8 million, (iii) the prefunding associated with our 2015-1 transaction on May 25, 2015, which consisted of $85.6 million in discounted TRB purchases and generated net proceeds to us of $69.2 million, (iv) the initial close of our 2015-2 securitization on July 28, 2015, which consisted of $95.0 million in discounted TRB purchases and generated net proceeds to us of $52.6 million and (v) the prefunding associated with our 2015-2 transaction on October 2, 2015, which consisted of $63.4 million in discounted TRB purchases and generated net proceeds to us of $20.9 million.
We intend, subject to market conditions, management discretion and other relevant factors, to undertake multiple securitizations or direct asset sales in the future. Although diversifying our financing strategy allows us to realize greater cost efficiencies in our capital market transactions and provides us with increased flexibility, we still believe the asset-backed securities market has been and continues to be the Company’s principal market.
The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 74.5% of the counterparties to structured settlement payment streams that we purchased in 2016 were rated "A3" or better by Moody's. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market or through outright-sale transactions.
Life Contingent Structured Settlements and Life Contingent Annuities
We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with a capacity of $150.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of September 30, 2016, our permanent financing facility had $70.5 million of unused capacity for our life contingent annuity and structured settlement businesses.
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
Pre-Settlement Funding
We previously financed our pre-settlement funding transactions through a revolving credit facility. The $35.0 million facility was structured with a revolving period that ended on December 31, 2015. The principal amount outstanding under the facility as of December 31, 2015 was converted into a "term advance" facility requiring minimum principal payments over the subsequent 24 month amortization period with interest payable monthly and calculated in the same manner as the original credit facility. In August 2016, the Company made principal payments to fully repay this term advance facility and then terminated the facility. The Company incurred less than $0.1 million in fees related to the termination.
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
Credit Facility
We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of September 30, 2016 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matures in August 2017. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either Libor or 1.0% (whichever is greater) plus a spread of 6.0%. If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment has the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019.
The Credit Facility requires us, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement was not applicable. Had the leverage ratio requirement been applicable as of September 30, 2016 or December 31, 2015, we would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold.
Residual Financing
The Company had a Residual Term Facility that was secured by the cash flows from our residual interests in 28 securitizations and was structured with a $133.0 million A1 Note that was due in May 2021. The interest rate on the Residual Term Facility was 7.25%. The Residual Term Facility did not require minimum annual principal payments.
On September 2, 2016, the Company repaid the $131.4 million outstanding balance on the Residual Term Facility through the issuance of $207.5 million of notes payable collateralized by the residual asset cash flows and reserve cash related to 36 of our securitizations.The Company incurred $0.4 million in debt termination costs and expensed $3.3 million of unamortized debt issuance costs during the three months ended September 30, 2016 in connection with the termination of this facility, which were included in interest expense in the Company's condensed consolidated statements of operations.
Securitization & Permanent Financing Debt, at Fair Value
We elected fair value treatment under ASC 825 to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the fair value of the VIE finance receivables held by SPEs, which are held to provide the cash flow for the note obligations. The debt issued by our VIE securitization and permanent financing trusts is recourse only to the respective entities that issued the debt and is non-recourse to the Company and its other subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts and repurchases of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts.
On September 2, 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash interests related to 36 VIE securitization entities. The Company incurred $2.6 million of debt issuance costs which were included in debt issuance expense in the Company's condensed consolidated statements of operations. Principal and interest are paid monthly from the cash flows from these collateralized residual interests.
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

Home Lending Segment
Mortgage Loans Held For Sale
We finance our mortgage loan origination activities primarily through five separate warehouse facilities that had an aggregate capacity of $360.0 million as of September 30, 2016. In July 2016, we modified the terms of our $50.0 million warehouse facility and extended its maturity through January 2017. Under the terms of the revised facility agreement, the committed amount decreases by $5.0 million each month through maturity, starting in August 2016. In October 2016, we increased the capacity of our $50.0 million warehouse line of credit to $70.0 million. On January 2, 2017, this warehouse line's capacity will revert to $50.0 million.
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
These warehouse facilities are used strictly to fund the origination of mortgage loans. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. While we historically have been able to regularly renew the warehouse facilities in the ordinary course of business, we cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. In addition, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing facilities or obtain new financing facilities.
Operating Line of Credit
We maintain a $10.0 million line of credit with a financial institution that is generally renewed annually for a period of 12 months and represents a secured lending facility with our MSRs serving as collateral. In August 2016, we increased the capacity of this line of credit to $10.0 million from $6.0 million and extended the maturity date through June 16, 2017. The Company may only draw on $6.0 million of the capacity until we receive regulatory approval, which is expected in the fourth quarter of 2016.
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
Short-Term Liquidity Needs
Our liquidity needs over the next 12 months are expected to be provided through: (i) cash on hand, (ii) cash generated from the purchase and subsequent securitization or direct asset sale of structured settlement, annuity, and lottery payment streams, and (iii) cash generated from our Home Lending segment's operations. Additionally, in the ordinary course of business we may consider selling our MSRs and pre-settlement assets or financing these or other uncollateralized assets. However, there can be no assurances that we will be able to continue to securitize or sell our payment streams or securitize/sell our mortgage loans at favorable rates, and/or obtain financing through borrowing or other means.
Long-Term Liquidity Needs
Our most significant need for liquidity beyond the next 12 months is the repayment of the principal and interest amounts of our outstanding senior secured term loan. We expect to meet our long-term liquidity needs through excess cash flow generated through our securitization and direct-asset sale program, bank borrowings, debt refinancings, and new debt and equity offerings. However, there can be no assurances that we will be able to continue to securitize or sell our payment streams at favorable rates, securitize/sell our mortgage loans at favorable rates, or obtain financing through borrowing or other means, refinance our debt or raise new debt or equity.
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
Emerging Growth Company
We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permitted to, and may opt to, rely on exemptions from certain financial disclosure requirements under U.S. GAAP that are not applicable to other companies that are not emerging growth companies. We have taken advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to other companies that do not rely on such exemptions from financial disclosure requirements.
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
In August 2014, the FASB issued ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which relates to how an entity accounts for the financial assets and the financial liabilities of a consolidated collateralized financing entity at fair value. The ASU will allow an entity to elect to measure its financial assets and financial liabilities using either the measurement alternative provided under this ASU, which allows for the entity to measure both the financial assets and the financial liabilities of its collateralized financing entities in its consolidated financial statements using the more observable fair value of either the financial assets or financial liabilities, or under ASC 820, Fair Value Measurements and Disclosure. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year ending after December 15, 2016, and interim periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We have determined that upon adoption, this guidance will not result in a material impact on the Company’s consolidated financial position and results of operations.
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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires an entity to re-evaluate its consolidation for limited partnerships or similar entities. The ASU requires an entity to apply this amendment using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The ASU changes the criteria that an entity uses to identify a variable interest entity, how it characterizes the VIE for a limited partnership or similar entity and how it determines the primary beneficiary. For public entities, the ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and for nonpublic entities for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements. In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which further clarified ASU No. 2015-02. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Entities that have not yet adopted the amendments in ASU No. 2015-02 are required to adopt the amendments in this Update at the same time they adopt the amendments in ASU No. 2015-02 and should apply the same transition method elected for the application of ASU No. 2015-02. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as noncurrent in the classified statement of financial position. This ASU becomes effective for public entities for annual periods beginning after December 15, 2016 and for all other entities for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. Management does not believe this ASU will have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The pronouncement was issued to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and interim periods within those fiscal years and for non-public entities in the fiscal year beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (topic 740): Intra-entity transfers of Assets Other than Inventory. The update removes the current exception in U.S. GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017 and for all other entities for annual periods beginning after December 15, 2018 and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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

Interest Rate Risk
We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our condensed consolidated statements of operations. As of September 30, 2016, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance at September 30, 2016	Impact at September 30, 2016 of a 100 basis point increase in interest rates	Impact at September 30, 2016 of a 100 basis point decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$3,964,679	$(236,982)	$264,953
Company retained interests in finance receivables, at fair value	200,191	(23,723)	19,842
Unsecured finance receivables, at fair value	64,112	(5,450)	6,203
VIE and other finance receivables, at fair value	4,228,982	(266,155)	290,998
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,045,633	232,358	(261,513)
VIE derivative liabilities, at fair value	69,764	20,555	(22,527)
Net impact	N/A	$(13,242)	$6,958
These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt leaving the majority of the net change attributed to our retained interests.
In addition to the impact to our balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized or sold, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during the nine months ended September 30, 2016, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our income for the nine months ended September 30, 2016 would have been reduced by approximately $21.2 million. If instead this increase of 1% in financing costs were to have only affected our September payment stream purchases, our income for the nine months ended September 30, 2016 would have been reduced by approximately $2.4 million.
Home Lending Segment
Interest Rate Risk
Changes in interest rates affect our operations primarily as follows:
• an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance servicing advances and loan originations;
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
As of September 30, 2016, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance at September 30, 2016	Impact at September 30, 2016 of a 100 basis point increase in interest rates	Impact at September 30, 2016 of a 100 basis point decrease in interest rates
	(In thousands)
Mortgage loans held for sale, at fair value	$308,490	$(14,385)	$8,195
Mortgage servicing rights, at fair value	32,607	5,923	(11,685)
Interest rate lock commitments, at fair value	13,346	(16,002)	5,156
Forward sale commitments, at fair value	1,920	29,970	(13,029)
Net impact	N/A	$5,506	$(11,363)
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
On July 31, 2015, we acquired Home Lending (formerly WestStar Mortgage Inc.). We continue to analyze, evaluate, and, where necessary, implement changes in controls and procedures as a result of this acquisition.  We will disclose all material changes to our internal control over financing reporting due to the Home Lending acquisition in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Petition to Enforce Civil Investigative Demand
On June 6, 2016, the Consumer Financial Protection Bureau ("CFPB") filed a Petition to Enforce Civil Investigative Demand (the "Petition") against J.G. Wentworth, LLC ("JGW") in the United States District Court for the Eastern District of Pennsylvania; Case No. 2:16-cv-02773-CDJ. The Petition states that the CFPB has authority to issue a Civil Investigative Demand ("CID") whenever it has reason to believe that any person may have information relevant to a violation of Federal consumer financial laws, notes the history of the interaction between the CFPB and JGW, and states that JGW has refused to produce any additional materials in response to the third of three CIDs the CFPB served on JGW. The Petition requests that the court issue an order requiring JGW to fully comply with the third CID. On July 13, 2016, the court issued an order for JGW, on or before July 27, 2016, to show cause as to why the Petition should not be granted. After discussion amongst the parties and petition to the court, on July 22, 2016, the court issued an order noting that JGW would have until August 10, 2016 to file its submission in response to the Petition, and that the CFPB would have until August 31, 2016 to file its response. We filed our response on August 10, 2016 noting that the CFPB has the burden of demonstrating its authority to issue the CID and that it had failed to do so. The CFPB filed its response to our objection on August 31, 2016, requesting that the court defer to the CFPB’s determination of the scope of its investigative authority. On September 8, 2016 we filed our reply and requested oral argument. The matter has been assigned to a magistrate and we are awaiting the court’s response.
Illinois Class Action Proceedings
As noted in our Annual Report on Form 10-K for the year ended December 31, 2015, in February 2014, a purported class action filing was made against the Company and various subsidiaries, which was removed to the United States District Court for the Southern District of Illinois, and later transferred to the United States District Court for the Northern District of Illinois, Eastern Division; Case No.: 1:14-cv-09188. Based on amendments to the Illinois Structured Settlement Protection Act providing that where the terms of the structured settlement agreements prohibit sale, assignment, or encumbrance of such payment rights, a court is not precluded from hearing an application for transfer of the payment rights and ruling on the merits of such application, and a declaration that the amendment was “declarative of existing law”, we believe that the original ruling in Illinois which commenced the continuing Illinois proceedings was not consistent with precedent and existing law, and we filed updates with the court accordingly. On July 27, 2016, the United States District Court for the Northern District of Illinois, Eastern Division entered an order granting in part and denying in part our motion to dismiss the plaintiffs’ complaint.  The court dismissed with prejudice any claims based on allegations that the transfer approval orders were void.  The court held that Illinois courts that approved the original transfers had jurisdiction to approve the transfers and/or claims based on those orders being void ab initio were dismissed, as well as claims based on allegations that the venue was improper for the approval petitions or that the disclosures were inadequate.  The court held that anti-assignment provisions in the original settlement agreements can be waived, but because the plaintiffs did not plead that they waived the anti-assignment clauses, the motion to dismiss those claims were denied.  The court dismissed without prejudice plaintiffs’ claims under RICO because plaintiffs failed to allege two predicate acts as to each defendants.  The court also dismissed claims against entities that were not in existence at the time of the transfers.  The court dismissed with prejudice claims for unjust enrichment and joint enterprise. The court denied the motion to dismiss the claims based on a breach of fiduciary duty, parts of the conversion claims and the defense of statute of limitations because plaintiffs’ complaint stated a claim.  The court ordered the plaintiffs to file a third amended complaint by September 2, 2016 consistent with the order and set a status hearing for September 21, 2016.  The plaintiffs filed a third amended complaint on September 2, 2016, which dropped certain of the claims and now asserts claims only for breach of fiduciary duty, tortious interference with contract, civil conspiracy, and conversion. At the September 21, 2016 conference, the parties discussed next steps in the matter but could not reach agreement. The court indicated that it would address schedule, discovery issues and arbitration requests at a subsequent status conference. The defendants continue to believe that some of the plaintiffs’ claims are time-barred and all claims are without merit and intend to vigorously defend these claims on a number of factual and legal grounds.
Other Litigation
On February 10, 2015, a competitor filed, in the United States District Court for the Central District of California, Western Division, a complaint alleging that the Company and certain of its affiliates have violated antitrust laws as a result of the 2011 merger between J.G. Wentworth, LLC and Peach Holdings Inc. and post-merger activities, and requested that the court find that there has been a Section 7 violation of the Clayton Act, that assets are to be divested, that an injunction should be issued and monetary damages should be awarded. After allowing the plaintiff two attempts to amend its original complaint to sustain a viable claim, on February 1, 2016, the court granted our motion to dismiss, with prejudice, and on February 10, 2016, the court entered a judgment accordingly. On February 26, 2016, the plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit; No. 16-55289 (D.C. No. 2:15-cv-00954-BRO-PJW). The Ninth Circuit has ordered that the plaintiff/appellant's opening brief be filed by August 1, 2016 and that our answering brief be filed on or before August 31, 2016. The parties have completed their briefing on the appeal and are awaiting the court’s next decision. We believe that the allegations made in the competitor's complaint, and the basis for the appeal of the District Court's decision are without merit and intend to vigorously defend these allegations as the matter continues.
On August 3, 2016, Rockpoint Funding, LLC and Rockpoint Strategies, LLC (collectively, the "Plaintiffs") filed in the Superior Court of the State of California for the County of Los Angeles - Central District, Case No.: BC629359 an action against The J.G. Wentworth Company, Green Apple Management Company, LLC, PeachOne Funding SPV, LLC, Peachtree Funding Northeast, LLC and Peachtree Pre-Settlement Funding, LLC (collectively, the "Defendants"). The complaint alleges that the Defendants breached an asset purchase agreement between the parties. Plaintiffs are seeking compensatory damages, attorney’s fees, costs and punitive damages. On September 28, 2016 the Defendants filed a demurrer to the allegations and supporting memorandum of points and authorities. On October 13, 2016, the Plaintiffs filed their opposition to the demurrer, and on October 19, 2016 the Defendants filed their reply. On October 26, 2016 the court held a hearing on the demurrer and issued a tentative ruling that granted the demurrer on various counts and overruled the demurrer on others. The court took the matter under advisement after the oral argument and on November 1, 2016 adopted its tentative ruling as final. The Plaintiffs will have an opportunity to amend their complaint to attempt to meet the required pleading standards. The Defendants continue to believe the allegations are without merit and intend to defend themselves accordingly.
Item 1A. Risk Factors
Information regarding our risk factors appears in “Part I, Item 1A, ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2015 (as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016), and such information is incorporated herein by reference. There here have been no material developments to the risk factors described in our Annual Report on Form 10-K, except as noted below.
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
We have, since March 2014, been served with three Civil Investigative Demands, or CIDs, from the CFPB relating to our structured settlement and annuity payment purchasing activities. The CIDs have requested various information and documents, including oral testimony, for the purpose of determining our compliance with Federal consumer financial laws. We have provided documents and oral testimony relating to requests in the first two CIDs. In response to the third CID, we discussed the requests with the CFPB and filed a petition to modify or set aside that particular CID. On February 11, 2016, the CFPB denied that request. We have since continued our dialogue with the CFPB, but we were unable to reach a mutually satisfactory path forward to satisfy the open requests given our concerns over jurisdiction. As a result, on June 7, 2016, the CFPB filed a Petition to Enforce Civil Investigative Demand relating to the third CID. We filed our response on August 10, 2016, the CFPB filed its response to our objection on August 31, 2016, and on September 8, 2016 we filed our reply and requested oral argument. The matter has been assigned to a magistrate and we are awaiting the court’s response.
While we believe that the our practices are fully compliant with applicable law, if the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The recent downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.
Credit rating agencies continually review their ratings for the companies that they follow, including us. In October 2016 as part of a review of 8 U.S. finance companies, Moody’s downgraded our corporate family rating and senior secured rating of OAC to Caa3 from Caa1, with a negative outlook due to a higher risk of a distressed exchange, such as debt repurchases at a substantial discount, in-line with current trading prices, or through restructuring of existing obligations, such as through the extension of debt maturities. There can be no assurance that any rating assigned to our corporate family or our currently outstanding debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

Our downgraded credit ratings, and any further downgrade of our credit ratings, could, among other things:

•	limit our ability to access capital or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•	result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;

•	cause us to refinance indebtedness with less favorable terms and conditions;

•	increase our cost of borrowing; and

•	impair our business, financial condition and results of operation.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
There was no share repurchase activity by the Company during the three months ended September 30, 2016.
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

THE J.G. WENTWORTH COMPANY

November 9, 2016	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

November 9, 2016	By:	/s/ Roger O. Gasper
Roger O. Gasper
Chief Financial Officer