Form 10-K
period 2016-12-31
J.G. Wentworth Co
filed 2017-03-29
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36170

THE J.G. WENTWORTH COMPANY
(Exact name of registrant as specified in its charter)

Delaware	46-3037859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 King of Prussia Road, Suite 501 Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
(484) 434-2300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Class A common stock, par value $0.00001 per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $3.9 million, based on a closing price of $0.26.

The number of shares of the registrant's Class A common stock, par value $0.00001 per share, outstanding was 15,730,473 as of March 15, 2017. The number of shares of the registrant's Class B common stock, par value $0.00001 per share, outstanding was 8,710,154 as of March 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10 – 14 of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements which reflect management's expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. These forward looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. You can identify such statements because they contain words such as "plans," "expects" or "does not expect," "budget," "forecasts," "anticipates" or "does not anticipate," "believes," "intends," and similar expressions or statements that certain actions, events or results "may," "could," "would," "might," or "will," be taken, occur or be achieved. Although the forward-looking statements contained in this Annual Report on Form 10-K reflect management's current beliefs based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.
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
These forward-looking statements are made as of the date of this Annual Report on Form 10-K and except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Annual Report on Form 10-K, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Annual Report on Form 10-K. As set forth more fully under "Part I, Item 1A. 'Risk Factors'" in this Annual Report on Form 10-K, these risks and uncertainties include, among other things:

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

•	our dependence on third parties, including our ability to maintain relationships with such third parties and our potential exposure to liability for the actions of such third parties;

•	damage to our reputation and increased regulation of our industries which could result from unfavorable press reports about our business model;

•	infringement of our trademarks or service marks;

•
changes in, and our ability to comply with, any applicable federal, state and local laws and regulations governing us, including any applicable federal consumer financial laws enforced by the Consumer Financial Protection Bureau;

•	our ability to maintain our state licenses or obtain new licenses in new markets;

•	our ability to continue to purchase structured settlement payments and other financial assets;

•	our business model being susceptible to litigation;

•	our ability to remain in compliance with the terms of our substantial indebtedness and to refinance our term debt;

•	our ability to obtain sufficient working capital at attractive rates or obtain sufficient capital to meet the financing requirements of our business;

•	our ability to renew or modify our warehouse lines of credit;

•	the accuracy of the estimates and assumptions of our financial models;

•	changes in prevailing interest rates and our ability to mitigate interest rate risk through hedging strategies;

•	the public disclosure of the identities and information of structured settlement holders maintained in our proprietary database;

•	our dependence on the opinions of certain credit rating agencies of the credit quality of our securitizations;

•	our ability to complete future securitizations, other financings or sales on favorable terms;

•	the insolvency of a material number of structured settlement issuers;

•	adverse changes in the residential mortgage lending and real estate markets, including any increases in defaults or delinquencies, especially in geographic areas where our loans are concentrated;

•	our ability to grow our loan origination volume, acquire mortgage servicing rights ("MSRs") and recapture loans that are refinanced;

•	changes in the guidelines of government-sponsored entities ("GSEs"), or any discontinuation of, or significant reduction in, the operation of GSEs;

•	potential misrepresentations by borrowers, counterparties and other third-parties;

•	our ability to raise additional capital as a result of our Class A common stock now being traded on the OTCQX® Market; and

•	our ability to meet the ongoing eligibility standards of the OTCQX® Market.

PART I
Item 1. Business
Our Company
The J.G. Wentworth Company (“we,” “us,” “our,” or the “Company”) is a Delaware holding company that was incorporated on June 21, 2013. The Company is focused on providing direct-to-consumer access to financing solutions through a variety of avenues, including: mortgage lending, structured settlement, annuity and lottery payment purchasing, prepaid cards, and access to providers of personal loans. Our direct-to-consumer businesses use digital channels, television, direct mail, and other channels to offer access to financing solutions. We warehouse, securitize, sell or otherwise finance the financial assets that we purchase in transactions that are structured to ultimately generate cash proceeds to us that exceed the purchase price we paid for those assets.
We manage our company through the following two business segments:
(i) Structured Settlement Payments ("Structured Settlements") - Structured Settlements provides liquidity to individuals with financial assets such as structured settlements, annuities and lottery winnings by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets. The Company engages in warehousing and subsequent resale or securitization of these various financial assets. Structured Settlements also includes corporate activities, payment solutions, pre-settlements and providing (i) access to providers of personal lending and (ii) access to providers of funding for pre-settled legal claims.
(ii) Home Lending ("Home Lending") - Home Lending is primarily engaged in retail mortgage lending, originating primarily Federal Housing Administration ("FHA"), U.S. Department of Veterans Affairs ("VA"), and conventional mortgage loans, and is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development ("HUD"). In addition, Home Lending is an approved issuer with the Government National Mortgage Association ("Ginnie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and U.S. Department of Agriculture ("USDA"), as well as an approved seller and servicer with the Federal National Mortgage Association ("Fannie Mae").
We had revenue of $324.7 million for the year ended December 31, 2016, of which $215.4 million was from our Structured Settlements segment and $109.3 million was from our Home Lending segment which we acquired on July 31, 2015. See Note 31 in the Notes to the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data'" and "Part II, Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations,'" or Item 7, for additional financial information for each of our reportable segments. The financial information related to the operation of our Home Lending segment, and used for calculations in Item 7, which is contained elsewhere herein, began as of July 31, 2015, which is the date we acquired our Home Lending business.
In the first half of 2016, we focused on improving the performance of our Structured Settlements business, maintaining adequate liquidity through funding source optimization and rigorous expense controls while continuing to grow our Home Lending business. Within our Structured Settlements business, we completed our turnaround strategy in our marketing and operations functions which enabled us to reduce costs while achieving higher conversion rates. During the second half of 2016, we concentrated on continuing to grow our market share in the Home Lending business through operational scale while focusing on capital market execution and anticipating changes in the interest rate environment. Our Home Lending business achieved record closed loan volume originations of $3.4 billion as a result of our strong affinity relationships that leveraged the strength of our brand name. We continued to access the capital markets through the execution of a securitization of our structured settlements assets and completed direct asset sales to extract what we believe was the maximum profitability based on current market conditions and underlying economics. In addition, we continued to develop our payment solutions group. Our payment solutions group has expanded its channels and offerings to include solutions for the lottery and gaming industries. As of December 31, 2016, our payment solutions group was still in the early stage of development and had not generated significant revenues.
Structured Settlements
Structured Settlements, Annuities and Lottery Receivables
Through our Structured Settlements segment, we serve the needs of our customers by providing them with cash in exchange for a certain number of their fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including costs related to debt reduction, housing, automotive, business opportunities, education and healthcare. We provide liquidity to our customers through:

•
Purchasing Structured Settlement Payments. Structured Settlements are financial tools used by insurance companies to settle claims on behalf of their customers. They are contractual arrangements under which an insurance company agrees to make periodic payments to an individual as compensation for a claim typically arising out of personal injury. These payments fall into two categories: guaranteed structured settlement payments, which are paid out until maturity regardless of the status of the beneficiary, and life contingent structured settlement payments, which cease upon the death of the beneficiary. Often, due to changes in their life circumstances, these individuals need a cash payment up front rather than such periodic payments, and we offer them that liquidity. We purchase all or part of these structured settlement payments at a discount to the aggregate face amount of the future payments in exchange for a single up-front payment. These future structured settlement payments are generally disbursed to us directly by an insurance company. The structured settlement payments we purchase have long average lives of more than ten years and cannot be prepaid. Since the enactment of the federal Victims of Terrorism Tax Relief Act of 2001 (the "Tax Relief Act"), every one of our structured settlement payment stream purchases has been reviewed and approved by a judge. Based on information provided by the National Association of Settlement Purchasers, we believe we are the largest purchaser of structured settlement payments in the United States.

•
Purchasing Annuities. Annuities are insurance products purchased or inherited by individuals from insurance companies that entitle the beneficiary to receive a pre-determined stream of periodic payments. Often these individuals would prefer a cash payment up front rather than such periodic payments, and we offer them that liquidity. We purchase all or part of the annuity payments at a discount to the aggregate face amount of future payments in exchange for a single up-front payment.

•
Purchasing and Brokering Lottery Receivables. Lotteries are prizes that generally have periodic payments and are typically backed by state lottery commission obligations or insurance company annuities. Some lottery winners may prefer a cash payment up front rather than such periodic payments, and we offer them that liquidity. We purchase or broker to a third party all or part of the lottery receivables at a discount to the aggregate face amount of future payments in exchange for a single up-front payment to the lottery winners. As in the case of structured settlement payments, every one of our purchases and brokered deals of lottery receivables is reviewed and approved by a judge.

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market, principally at financing rates that are below our cost to purchase the payment streams. We purchase future payment streams from our customers for a single up-front cash payment that is negotiated with each of our customers. We fund our purchases of payment streams with short and long-term non-recourse financing. We initially fund our purchase of structured settlement payments and annuities through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $400.0 million at December 31, 2016. We regularly assess our financing sources and adjust the nature and amount of our committed warehouse lines in light of current and projected market conditions. We may seek to amend our warehouse facilities to better reflect our financing needs. We also intend to undertake a sale or securitization of these assets multiple times per year, subject to our discretion, in transactions that are designed to generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment streams using a combination of other committed financing sources, cash on hand and our operating cash flow.
We refer to undiscounted total receivable balances that we have purchased as TRB. TRB purchases for the years ended December 31, 2016 and 2015 were $713.4 million and $987.6 million, respectively. Because our purchase and financing of periodic payment streams is undertaken on a positive cash flow basis, we view our ability to purchase payment streams as key to our business model. We continuously monitor the efficiency of marketing expenses and the hiring and training of personnel engaged in the purchasing process. Another key feature of our business model is our ability to aggregate payment streams from many individuals and from a diversified base of payment counterparties. We have reviewed the TRB which we purchase directly or purchase from third parties and have discontinued our focus on less profitable TRB.
We operate with multiple brands, two of which are highly recognizable brands in the segment, J.G. Wentworth and Peachtree, each of which generates a significant volume of inbound inquiries. Brand awareness is critical to our marketing efforts, as there are no readily available lists of holders of structured settlements, annuities or, in many cases, lotteries. Since 1995 we have invested significant resources in marketing to establish our brand names and increase customer awareness through multiple media outlets. As a result of our substantial marketing investment, we believe our two core brands are two of the most recognized brands in their product category. Additionally, since 1995, we have been building proprietary databases of current and prospective customers, which we continue to grow through our marketing efforts and which we consider a key differentiator from our competitors.
Payment Solutions and Personal Lending
As part of our diversification strategy, we entered into the payment solutions business and have set up relationships to provide inquiring individuals access to providers of personal loans. We do not lend to customers in these product lines and are not exposed to credit or default risk. Rather, we earn fees by leveraging our direct-to-consumer marketing channels and brand recognition to connect lenders and consumers.

Payment Solutions - Prepaid Cards
A prepaid card is a card that can be used to access money that has been paid to the card account in advance. There are a number of different types of prepaid cards. We have launched a General Purpose Reloadable ("GPR") card and a Consumer Incentive card. In each case, we act as a program manager and distributor of the card and have chosen to partner with third-party service providers to serve as the card-issuer, card-processor and as our network partner. A GPR card can be reloaded by a consumer to add more money after the funds originally loaded to the card account have been exhausted. We have branded our proprietary, bank-issued GPR card as The J.G. Wentworth Cash Now™ Visa® Card. GPR cards have features similar to a typical bank checking account, including fee-free direct deposit, in-store and on-line purchasing capability wherever Visa is accepted, bill payment and ATM cash access. Fees are charged to consumers for monthly account maintenance and other transactions, some of which are waived if certain conditions are met. We also sell customizable GPR cards to third party businesses.
A Consumer Incentive card is non-reloadable and can only be funded for a single load by a corporate entity, in this case, us. We have branded our proprietary, bank-issued Consumer Incentive card as The J.G. Wentworth Visa® Reward Card. We use The J.G. Wentworth Visa® Reward Card to support our structured settlement consumer acquisition and retention efforts by using the cards in place of paper checks. We also sell customizable Consumer Incentive cards to third-party businesses. In connection with our GPR and Consumer Incentive cards, we earn account maintenance and other transaction fees based on consumers' use of the cards. We also earn fees when we sell GPR and Consumer Incentive cards to third-party businesses. In November 2016, we announced a coalition with the New Mexico Lottery Authority that offers a new product in the retail market that combines both a virtual Visa® prepaid gift card and a scratch-off lottery ticket in one offering. In November 2016, we announced the launch of the WinStreak Visa® Prepaid Card initiative, in association with a new payment platform from Fidelity National Information Services Inc. ("FIS"), a global leader in financial services technology. WinStreak allows casinos, iGaming businesses and fantasy sports operators to issue payouts on a prepaid card, while providing gaming operators with a streamlined and dynamic tool for engaging consumers. As of December 31, 2016, our payment solutions group was still in the early stage of development and had not generated significant revenues.
Personal Lending
Personal loans are unsecured loans, for which borrowers do not have to provide collateral. We have created a personal lending platform where consumers seeking personal loans can access third parties or their intermediaries online or on the phone. We do not lend to consumers and are not exposed to credit or default risk. We do not charge consumers for the use of our platform. Our revenue is generated from the up-front match fees paid by the lender on delivery of a lead and the closing of the loan.
Pre-Settlement Funding
Pre-settlement funding is a transaction with a plaintiff that has a pending personal injury claim to provide liquidity while awaiting settlement. These are not loans; rather, there is an assignment of an interest in the settlement proceeds of the claim and, if and when a settlement occurs, payment is made to us directly via the claim payment waterfall, not from the claimant. If the plaintiff's claim is unsuccessful, the purchase price and accrual of fees thereon are written off. In April 2015, we stopped purchases of finance receivables associated with pre-settlement funding transactions. We do, however, continue to broker such transactions to third parties in exchange for broker or referral fees. We also continue to service $31.9 million in gross finance receivables (at cost) related to pre-settlement funding transactions that we purchased prior to the cessation of related funding activities.
Home Lending
Through our Home Lending segment, we serve our customers by originating and servicing U.S. residential mortgage loans. We originate primarily conventional, FHA and VA mortgage loans. We transfer mortgage loans into pools of Ginnie Mae and Fannie Mae mortgage-backed securities ("MBSs"), and sell whole mortgage loans to third party investors in the secondary market. Our principal revenue channels include: (i) gains on the sale of mortgage loans from loan securitizations and whole loan sales; (ii) fee income from mortgage originations; (iii) service income from loan servicing and (iv) interest income on mortgage loans held for sale. We currently offer the following mortgage loan products:

•
Conforming Mortgage Loans. Conforming mortgage loans are prime credit quality first-lien mortgage loans secured by a residential property that meet or "conform" to the underwriting standards established by Fannie Mae and Freddie Mac for inclusion in their guaranteed mortgage securities programs.

•
Non-conforming Mortgage Loans. Non-conforming mortgage loans are prime credit quality first-lien mortgage loans that conform to the underwriting standards established by Fannie Mae and Freddie Mac, except they have original principal amounts exceeding Fannie Mae and Freddie Mac limits.

•
Government Mortgage Loans. Government mortgage loans are first-lien mortgage loans secured by owner occupied residences that are insured by the FHA or U.S. Department of Agriculture ("USDA"), or guaranteed by the VA and, in each case, securitized into Ginnie Mae MBSs.

Our Home Lending segment operates through our wholly-owned subsidiary, J.G. Wentworth Home Lending, LLC (formerly known as WestStar Mortgage, Inc.), which we acquired on July 31, 2015 for $74.6 million. Home Lending is a residential mortgage lender with active licenses in 40 states and the District of Columbia and is an approved Title II, non-supervised direct endorsement mortgagee with HUD. In addition, Home Lending is an approved issuer with Ginnie Mae, Freddie Mac, the USDA and the VA, as well as an approved seller/servicer with Fannie Mae, Freddie Mac and Ginnie Mae. All of Home Lending's underwriting, closing, funding, and corporate functions are managed centrally at its headquarters in Woodbridge, Virginia. However, we rely on sales and sales support staff (including loan officers, processors, and administrative staff) located throughout the country.
Our loan origination operations primarily consist of distributed retail and direct-to-consumer operations. In our distributed retail channel, we generate leads and originate loans from business and personal referrals as well as from previous customers via our 21 branch locations that are located in 13 states. Our direct-to-consumer channel consists of affinity relationships and other marketing initiatives. Through affinity relationships we generate program leads and originate mortgage loans directly with borrowers through our telephone call centers or the Internet. Our direct-to-consumer marketing initiatives generate refinance and purchase mortgage leads through a variety of marketing channels including direct mail, paid search and search engine optimization. We continue to expand our direct mail program that leverages our highly recognized brand name in the financial services industry to generate leads to originate loans. For the year ended December 31, 2016 and the five months ended December 31, 2015, 13.8% and 19.7%, respectively, of our originations were through our distributed retail operations and 86.2% and 80.3%, respectively, were through our direct-to-consumer operations. After originating loans, we transfer those mortgage loans into pools of Ginnie Mae and Fannie Mae MBSs, and/or sell whole mortgage loans to third party investors in the secondary market.
Servicing primarily involves loan administration, payment processing, mortgage escrow account administration, collection of insurance premiums, response to homeowner inquiries, loss mitigation solutions, including loan modifications, and supervision of foreclosures and property dispositions on behalf of the owners of the loans. These activities generate recurring revenues and cash flows. Revenues primarily consist of servicing fees, which are generally expressed as basis points of the outstanding unpaid principal balance, and ancillary revenues such as late fees, modification fees and incentive fees. Our servicing portfolio includes mortgage servicing rights, which are rights we own and record as assets to service traditional residential mortgage loans for others either as a result of a purchase transaction or from the sale and securitization of loans we originate. We have elected to account for our MSR portfolio at fair value. Due principally to servicer advance requirements, MSRs require capital and liquidity; however, such advances are generally financeable. We sub-contract the actual servicing to a third-party provider. As of December 31, 2016, we serviced 16,817 loans with an aggregate outstanding principal balance of $4.1 billion.
Industry Overview
As a direct-to-consumer marketer, we originate consumer interest in a variety of cash related products across multiple channels.
Structured Settlements
In our Structured Settlements segment, we purchase structured settlement payments from consumers. The use of structured settlements was established in 1982 when the U.S. Congress passed the Periodic Payment Settlement Act of 1982 (the "Settlement Act"), which allows periodic payments made as compensation for a personal injury to be free of all federal taxation to the payee, provided certain conditions are met. By contrast, the investment earnings on a single up-front payment are generally taxable, leading structured settlements to proliferate as a means of settling lawsuits. Following the emergence of structured settlements, a secondary market developed in response to the changing financial needs of the holders of structured settlements over time, with many requiring short-term liquidity for a variety of reasons. Purchasers in the structured settlement secondary market provide an up-front cash payment in exchange for an agreed-upon stream of periodic payments from a holder of a structured settlement. To avoid the imposition of a federal excise tax, since 2002, each purchased structured settlement payment stream requires court approval by a judge, who must rule that the transfer of the Structured Settlements and its terms are in the best interests of the payee, taking into account the welfare and support of the payee's dependents.
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

In addition to structured settlements and annuities, we also purchase and act as a broker for lottery receivables. According to the North American Association of State and Provincial Lotteries ("NASPL"), 44 states and the District of Columbia currently offer government-operated lotteries. For those lottery winners that have either elected or have been required to receive their lottery prize payout in the form of periodic payments, the secondary market provides liquidity and payment flexibility not otherwise provided by their current payment schedule. Twenty-six states have enacted statutes that permit lottery winners to voluntarily assign all or a portion of their future lottery prize payments. Similar to structured settlements, the voluntary assignment of a lottery prize requires a court order.
The results of our payment solutions business and access fees from third party providers of personal loans are included within the results of our Structured Settlements segment. Prepaid cards have emerged as an attractive product within the electronic payments industry. They are generally easy for consumers to understand and use because they work in a manner similar to traditional debit cards, allowing the cardholder to use a conventional plastic card (and in some cases a virtual card) linked to an account established at a financial institution. In most cases, the consumer can access the funds on the card at ATMs and/or the point of sale in retail locations using signature identification technologies or a personal identification number. Prepaid cards and related services offer consumers flexibility, convenience and spending control.
The personal lending online market is changing the traditional brick and mortar banking system. By providing a platform where borrowers can connect with lenders, personal lending online marketplaces are making credit more affordable and available through a medium often overlooked by traditional banks.
Prior to April 2015, we provided consumers with pre-settlement funding, which provides a plaintiff with a pending personal injury claim with immediate cash, which can be used by the plaintiff to fund out of pocket expenses, allowing the plaintiff to continue their lawsuit. In April 2015, we stopped conducting pre-settlement funding transactions. We do, however, continue to broker leads for such transactions to third parties in exchange for broker or referral fees, and continue to service our existing pre-settlement funding transaction portfolio.
Home Lending
Our Home Lending segment conducts business in the residential mortgage lending industry in the United States. We participate in two distinct, but related, sectors of the mortgage industry: residential mortgage loan originations and residential mortgage loan servicing.
The U.S. residential mortgage market consists of a primary mortgage market that links borrowers and lenders and a secondary mortgage market that links lenders and investors. In the primary mortgage market, residential mortgage lenders such as mortgage banking companies, commercial banks, savings institutions, credit unions and other financial institutions originate or provide mortgage loans to borrowers. Lenders obtain liquidity for originations in a variety of ways, including by selling mortgage loans into the secondary mortgage market or by securitizing mortgage loans into MBSs. Banks that originate mortgage loans also have access to customer deposits to fund their originations business. The secondary mortgage market consists of institutions engaged in buying and selling mortgage loans in the form of whole loans, which represent mortgage loans that have not been securitized and MBSs. The GSEs (Fannie Mae & Freddie Mac), and Ginnie Mae participate in the secondary mortgage market by purchasing mortgage loans and MBSs for investment and by issuing guaranteed MBSs.
Each mortgage loan must be serviced by a loan servicer. Master servicers, which are loan servicers that own the MSRs they service, generally earn a contractual per loan fee on the unpaid principal balance of loans serviced, as well as incentive fees and associated ancillary fees, such as late fees.
Loan servicing predominantly involves the calculation, collection and remittance of principal and interest payments, the administration of mortgage escrow accounts, the collection of insurance claims, the administration of foreclosure procedures and the disbursement of required advances.
Government Regulation
We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our overall business. Certain government regulations may cover both of our business segments while certain other government regulations may cover specific business segments only.
In order to comply with the laws and regulations applicable to our businesses, we have policies, standards and procedures in place for our business activities and with our third-party vendors and providers. Laws, regulations, and related guidance evolve regularly, requiring us to adjust our compliance program on an ongoing basis. This will be particularly true of the next few months and years if the government overhauls much of the current regulatory landscape, which is the expectation of many professionals in the financial services industry. As a result, this regulatory disclosure should be viewed as a snapshot in time that is and will continue to be subject to future modification. Any future regulatory modifications could have a substantial impact on our profitability in the short, medium and long terms.

Regulatory Aspects of Our Overall Business
Dodd-Frank Act
Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") established the Consumer Financial Protection Bureau ("CFPB"), which has regulatory, supervisory and enforcement powers over providers of consumer financial products and services. Included in the powers afforded to the CFPB is the authority to adopt rules declaring specific acts and practices to be "unfair," "deceptive" or "abusive," and hence unlawful. The CFPB could adopt rules imposing new and potentially burdensome requirements and limitations with respect to our lines of business.
In addition to Dodd-Frank's grant of regulatory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution, reformation or rescission of contracts, payment of damages, refund or disgorgement, as well as other kinds of affirmative relief) and civil monetary penalties ranging from $5,437 per day for violations of federal consumer financial laws (including the CFPB's own rules) to $27,186 per day for reckless violations and $1,087,450 per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. Pursuant to CFPB Bulletin 2012-03, supervised banks and non-banks could be held liable for actions of their service providers, such as sub-servicers.
We have, since March 2014, been served with three Civil Investigative Demands ("CIDs") from the CFPB relating to our structured settlement and annuity payment purchasing activities. The CIDs have requested various information and documents, including oral testimony, for the purpose of determining our compliance with federal consumer financial laws. We have provided documents and oral testimony relating to requests in the first two CIDs. In response to the third CID, we discussed the requests with the CFPB and filed a petition to modify or set aside that particular CID. On February 11, 2016, the CFPB denied that request. On June 7, 2016, the CFPB filed a petition in the United States District Court for the Eastern District of Pennsylvania. The petition requests that the court issue an order requiring J.G. Wentworth, LLC ("JGW LLC") to fully comply with the third CID. On July 13, 2016, the court issued an order for JGW LLC, on or before July 27, 2016, to show cause as to why the petition should not be granted. After discussion amongst the parties and petition to the court, on July 22, 2016, the court issued an order noting that JGW LLC would have until August 10, 2016 to file its submission in response to the petition, and that the CFPB would have until August 31, 2016 to file its response. JGW LLC filed its response on August 10, 2016 noting that the CFPB has the burden of demonstrating its authority to issue the CID and that it had failed to do so. The CFPB filed its response to JGW LLC's objection on August 31, 2016, requesting that the court defer to the CFPB’s determination of the scope of its investigative authority. On September 8, 2016, JGW LLC filed its reply and requested oral argument. The matter has been assigned to a magistrate and we are awaiting the court’s response.
Dodd-Frank directs the federal banking agencies and the Securities and Exchange Commission ("SEC"), to adopt rules requiring an issuer or other entity creating an asset-backed security (including the securitizations of our payment streams and MBSs) to retain an economic interest in a portion of the credit risk for the assets underlying the security, subject to certain exceptions, including for qualified residential mortgages. In 2014, the Board of Governors of the Federal Reserve System, HUD, the Federal Deposit Insurance Corporation (the "FDIC"), the Federal Housing Finance Agency, the Office of the Comptroller of the Currency, and the SEC approved a credit risk retention rule that became effective on December 24, 2016 and requires sponsors of securitizations to retain not less than 5% of the credit risk of the assets. This risk retention requirement applies to securitizations of the payment streams we purchase in our Structured Settlements segment and will decrease the amount of cash that we receive in connection with each such securitization as we will not be able to sell the entire pool of bonds as we have done previously. We have analyzed this rule and we believe we have structured the securitizations of our payments streams to be in accordance with the rule.
On October 5, 2016, the CFPB issued its final rule providing consumer protections for prepaid accounts. The rule finalized new Regulation E requirements, implementing the Electronic Funds Transfer Act, for prepaid accounts. The new Regulation E requirements create tailored provisions governing disclosures, limited liability and error resolution rules, requirements for periodic statements and the posting of account agreements. The CFPB rule finalized further requirements for prepaid accounts under Regulation Z, implementing the Truth In Lending Act. Pursuant to the new Regulation Z rules, issuers of prepaid accounts must provide protections similar to those for credit cards if they allow consumers to use credit to make purchases in excess of the amount prepaid.
In addition, on March 9, 2017, the CFPB issued a Notice of Proposed Rulemaking in which is proposed pushing back the effective date of the final rule to April 1, 2018 (from the original effective date of October 1, 2017). The CFPB is currently seeking industry input on the proposed delay and whether six months is the appropriate amount of time for such an extension.

Anti-Money Laundering Laws
Federal anti-money laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses and registration with the Financial Crimes Enforcement Network ("FinCEN"), of the U.S. Department of the Treasury (the "Treasury Department"). In addition, the USA PATRIOT Act of 2001 and the Treasury Department's implementing federal regulations require "financial institutions" to establish and maintain an anti-money-laundering program. Such a program must include: (i) internal policies, procedures and controls designed to identify and report money laundering; (ii) a designated compliance officer; (iii) an ongoing employee-training program; and (iv) an independent audit function to test the program.
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
In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the Treasury Department's Office of Foreign Assets Control ("OFAC"), publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups, and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called "Specially Designated Nationals" ("SDNs"). Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.
In addition, the Bank Secrecy Act requires financial institutions to keep records of cash purchases of negotiable instruments and other suspicious activity that might denote money laundering, tax evasion or other criminal activity and requires financial institutions to remain in compliance with state and federal anti-money laundering laws.
Privacy and Information Safeguard Laws
In the ordinary course of our business, we collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999 and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.
Escheatment Laws
Unclaimed property laws of every U.S. jurisdiction require that we track certain information on our products and if qualifying customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. Statutory abandonment periods potentially applicable to certain of our products typically range from three to seven years.
Other Federal Regulations
In addition to the regulations discussed above, depending upon the particular business segment and the line of business therein, we may have to comply with a number of additional federal consumer protection laws, including, among others:

•
The Truth-in-Lending Act ("TILA") and Regulation Z, which implements TILA, require disclosure to customers or mortgagors of uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances.

•
The Fair Credit Reporting Act ("FCRA") regulates the use and reporting of information related to the credit history of consumers. FCRA requires a permissible purpose to obtain a consumer credit report, and requires persons to report loan payment information to credit bureaus accurately. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report.

•
The Fair Debt Collection Practices Act ("FDCPA") regulates the timing and content of debt collection communications. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection.

•
The Equal Credit Opportunity Act ("ECOA"), prohibits discrimination on the basis of age, race and certain other characteristics in the extension of credit. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications.

Structured Settlements
The operations of our Structured Settlements segment are subject to specific federal and state regulation regarding the transfer of such payment streams and the tax implications of such transfers. In addition, our payment solutions and personal lending business lines operate within this segment and are subject to federal and state regulation relating to protection of consumer information, prepaid card fees, electronic funds transfers and escheatment of property.
Transfer Statutes
To protect the interests of individuals who wish to sell their rights to receive structured settlement payments, federal and state governments have instituted laws and regulations governing the transferability of these interests. Currently, the assignment of structured settlement payments from one party to another is subject to federal and, in most cases, state statutory and regulatory requirements. Most states have adopted transfer statutes to provide certainty as to who structured settlement payments are to be made and to ensure that individuals who wish to sell structured settlement payments are treated fairly. Under these transfer statutes, an individual who wishes to sell his/her right to receive payment must receive court approval that the transfer is in the individual's best interest before a transfer can take place. Under federal law, if court approval is not previously obtained, the acquirer of the structured settlement payments is subject to a significant excise tax on the transaction. To comply with these federal and state laws, there are a significant number of compliance items that must be completed before a transfer of structured settlement payment rights can take place.
While structured settlement transfer statutes vary from state to state, most are based upon model legislation regarding transfers of settlement payments, referred to as the Model Act, which was developed by various market participants, including the National Association of Settlement Purchasers and the National Structured Settlements Trade Association. A transfer statute typically sets forth, at a minimum, the following requirements that must be satisfied before a court will issue a transfer order approving a sale of structured settlement payments: (i) the court must find that the sale of the structured settlement payments is in the seller's best interest, taking into account the welfare and support of the seller's dependents; (ii) the settlement purchaser must have given notice of the proposed sale and related court hearing to the related obligor and issuer of the payments and certain other interested parties, if any; and (iii) the settlement purchaser must have provided to the seller a disclosure statement that (a) indicates, among other things, the discounted present value of the structured settlement payments in question and any expenses or other amounts to be deducted from the purchase amount received by the seller, and (b) advises the seller to obtain or at least consider obtaining independent legal, tax and accounting advice in connection with the proposed transaction. Any transfer statute may place additional affirmative obligations on the settlement purchaser, require more extensive findings on the part of the court issuing the transfer order, contain additional prohibitions on the actions of the purchaser or the provisions of a settlement purchase agreement, require shorter or longer notice periods, or impose other restrictions or duties on settlement purchasers. In particular, many transfer statutes specify that, if a transfer of structured settlement payments contravenes the terms of the underlying settlement contract, the settlement purchaser will be liable for any taxes and, in some cases, other costs incurred by the related obligor and issuer of the payments in connection with such transfer. Also, transfer statutes vary as to whether a transfer order issued under the statute constitutes definitive evidence that the related assignment complies with the terms of the applicable transfer statute. While many transfer statutes require a court to issue a finding at the time of the issuance of a transfer order that the related assignment complies with the terms of the applicable transfer statute, under several transfer statutes the issuance of a transfer order is only one of several factors used to determine compliance with the applicable transfer statute.
Most of the settlement agreements giving rise to the structured settlement receivables that we purchase contain anti-assignment provisions that purport to proscribe assignments or encumbrances of structured settlement payments due thereunder. Anti-assignment provisions give rise to the risk that a claimant or a payor could invoke the anti-assignment provision in a settlement agreement to invalidate a claimant's transfer of structured settlement payments to the purchaser, or force the purchaser to pay damages. In addition, at least one appellate court in Illinois has determined that the state transfer statute does not apply to certain transfers where an anti-assignment provision is applicable. Under certain circumstances, interested parties other than the related claimant or payor can also challenge, and potentially invalidate, an assignment of structured settlement payments made in violation of an anti-assignment provision. Whether the presence of an anti-assignment provision in a settlement agreement can be used to invalidate a prior transfer depends on various aspects of state and federal law, including case law and the state's particular adoption of Article 9 of the Uniform Commercial Code (the "UCC"). Ultimately, the decision of whether an anti-assignment provision is enforceable is made by the courts.
Many state courts have differing views as to whether the state court or a bankruptcy court must issue the final court order approving the sale of periodic payments where certain of the assets proposed for sale are subject to bankruptcy proceedings. In an Illinois ruling, the state court found no conflict between the Illinois transfer statute and the Bankruptcy Code that would necessitate pre-emption of the Bankruptcy Code over the transfer statute. In New Jersey, however, the state court refused to hear a trustee's petition for approval of a sale on the grounds that the sale involved property subject to bankruptcy proceedings and that such proceedings were beyond the jurisdiction of the state court.
Many states have enacted transfer statutes with respect to lottery payments. While there are differences among the various lottery prize transfer statutes, such statutes typically require compliance with the following criteria before a court will approve the sale of a lottery winner's prize payments: (i) the assignment must be in writing and state that the lottery winner has a statutorily specified number of business days within which to cancel the assignment; (ii) the lottery winner must be provided with a written disclosure statement setting forth, among other things, (a) the payments being assigned, by amounts and payment dates, (b) the purchase price being paid, (c) the discount rate applied by the purchaser to the lottery prize payments and (d) the amount of any origination or closing fees to be charged to the lottery winner; (iii) written notice of the proposed assignment and any court hearing concerning the assignment must be provided to the applicable lottery commission's counsel prior to the date of any court hearing; and (iv) the lottery winner must provide a sworn affidavit attesting that (a) he is of sound mind, in full command of his faculties and not acting under duress and (b) has been advised regarding the assignment by his own independent legal counsel. A lottery prize transfer statute may: (i) place additional affirmative or negative obligations on the purchaser of the lottery receivable(s); (ii) impose additional prohibitions on the actions of the lottery originator and/or its assignors; (iii) override provisions of lottery purchase agreements; and (iv) require shorter or longer payment periods. Most state lottery commissions will acknowledge the transfer order in writing, either by means of a written acknowledgment, counter-execution of the transfer order or an affidavit of compliance with the soon-to-be-issued transfer order.
The failure on the part of a structured settlement payment purchaser or a lottery prize payment purchaser to comply with the terms of any applicable transfer statutes may have several adverse consequences, including, but not limited to, a court decision declaring any related receivable purchases invalid, which would, in the case of a structured settlement payment transfer, enable the Internal Revenue Service (the "IRS"), to impose an excise tax thereon.
Additional Restrictions on Annuity Transfers
Annuity contracts are usually assignable by the annuitant. In order to effect an assignment, providers of annuities must acknowledge the annuitant's sale of the annuity to the purchaser in writing and then redirect payments to the purchaser. In many states, annuities are excluded from the scope of Article 9 of the UCC, and therefore the UCC concept of "perfection" may not apply with respect to such assignments. Nevertheless, a precautionary UCC-1 financing statement can be filed against the annuitant. Many states restrict the procurement of an annuity contract with the sole intent to assign it. Consequently, it is often necessary to wait for at least six months after the issuance of the annuity contract in order to purchase any annuity payments streams arising thereunder. In some cases, it is sufficient for a prospective purchaser to obtain certain documentation affirming that the annuitant (or, if applicable, its predecessor in interest) did not procure the annuity contract with the intent to assign it.
Federal Tax Relief Act
Several provisions of the Internal Revenue Code (the "Code"), impact our structured settlement and annuity purchasing business.
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
Section 5891 of the Code, as set forth by the Tax Relief Act, levies an excise tax upon those people or entities that acquire structured settlement payments from a seller, unless certain conditions are satisfied. The excise tax is equal to 40% of the discount imposed by the purchaser of the structured settlement payments. However, no such tax is levied if the transfer of such structured settlement payments is approved in a qualified court order. A qualified court order under the Tax Relief Act means a final order, judgment or decree that finds that the transfer does not contravene any federal or state law or the order of any court or administrative authority and is in the best interest of the payee, taking into account the welfare and support of the payee's dependents. The order must be issued under the authority of an applicable state statute of the state in which the seller is domiciled, or, if there is no such statute, under the authority of an applicable state statute of the state in which the payment obligor or annuity provider has its principal place of business, or by the responsible administrative authority (if any) that has exclusive jurisdiction over the underlying action or proceeding.
The IRS issued regulations that provide guidance on the reporting requirements for those paying the excise tax under Section 5891. The regulations require individuals liable for the excise tax to file a return and pay the tax no later than 90 days after the individual receives payments under the structure.
In July 2015, the Treasury Department, as part of its continuing effort to reduce paperwork and respondent burden, invited the general public and other federal agencies to comment on proposed and/or continuing information collection procedures with respect to the excise tax on structured settlement factoring transactions. In September 2015, the IRS published a Structured Settlement Factoring Audit Technique Guide ("ATG") that expands upon the factoring issue. The ATG outlines the process for reporting the excise tax and discusses a number of valuation techniques. On December 1, 2015, the IRS solicited comments in the Federal Register regarding Form 8876, Excise Tax on Structured Settlement Factoring Transactions. The comments were due on February 1, 2016. No formal action has been taken by the IRS to date based on the comments received.
Credit Card Accountability, Responsibility and Disclosure Act
The Credit Card Accountability, Responsibility and Disclosure Act (the "Card Act") establishes comprehensive legislation regarding fair and transparent practices relative to credit cards, gift certificates, store gift cards and general-use prepaid cards. The Card Act regulates certain dormancy, inactivity and service fees chargeable by issuers of prepaid cards and related disclosures.
Other Federal Regulations
In addition to compliance with the regulations summarized above, in the Structured Settlements segment we must also continue to monitor developments relating to, and our possible required compliance with, a number of federal consumer protection laws and security standards, including, among others:

•
the Telemarketing and Consumer Fraud and Abuse Prevention Act, which requires that telemarketers maintain an internal data base of consumers who do not wish to be contacted and not to call such customers;

•
the Payment Card Industry Data Security Standard, a proprietary information security standard for organizations that handle branded credit cards from the major card issuers including Visa, MasterCard, American Express, Discover, and JCB; and

•
the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which was designed to stop the deluge of unsolicited junk mail and regulates commercial email, establishes standards for commercial messages, gives recipients the right to opt out of receiving emails, and provides penalties for violations.

Dodd-Frank
Dodd-Frank directs the federal banking agencies and the SEC, to adopt rules requiring an issuer or other entity creating an asset-backed security (including the securitizations of our payment streams and MBSs) to retain an economic interest in a portion of the credit risk for the assets underlying the security, subject to certain exceptions, including for qualified residential mortgages. In 2014, the Board of Governors of the Federal Reserve System, HUD, the FDIC, the Federal Housing Finance Agency, the Office of the Comptroller of the Currency, and the SEC approved a credit risk retention rule that became effective on December 24, 2016 and requires sponsors of securitizations to retain not less than 5% of the credit risk of the assets. This risk retention requirement applies to securitizations of the payment streams we purchase in our Structured Settlements segment and will decrease the amount of cash that we receive in connection with each such securitization as we will not be able to sell the entire pool of bonds as we have done previously. We have analyzed this rule and we believe we have structured the securitizations of our payments streams to be in accordance with the rule.
On October 5, 2016, the CFPB issued its final rule providing consumer protections for prepaid accounts. The rule finalized new Regulation E requirements, implementing the Electronic Funds Transfer Act, for prepaid accounts. The new Regulation E requirements create tailored provisions governing disclosures, limited liability and error resolution rules, requirements for periodic statements and the posting of account agreements. The CFPB rule finalized further requirements for prepaid accounts under Regulation Z, implementing the Truth In Lending Act. Pursuant to the new Regulation Z rules, issuers of prepaid accounts must provide protections similar to those for credit cards if they allow consumers to use credit to make purchases in excess of the amount prepaid.
In addition, on March 9, 2017, the CFPB issued a Notice of Proposed Rulemaking in which is proposed pushing back the effective date of the final rule to April 1, 2018 (from the original effective date of October 1, 2017). The CFPB is currently seeking industry input on the proposed delay and whether six months is the appropriate amount of time for such an extension.
As the Company moves further into the gaming application for its payment solutions products, it will have to evaluate certain additional regulatory requirements and their application to these products. In addition to any application of the previously noted prepaid card rules promulgated by the CFPB under its Dodd-Frank authority, to be eligible to participate in payments solutions for the gaming industry, the Company, its related and applicable subsidiaries and the managers thereof may have to apply for and be approved to provide the intended services to the industry or seek any applicable exemption from licensing. This application and licensing process may occur on the state level or the local jurisdictional regulatory level, such as with tribal authorities. This process may require submission and regulatory administrative review of various items of information with respect to the Company and its principals and may include background checks. The level of licensing and associated review is expected to vary by jurisdiction, but will require the Company to provide additional information in connection with annual reviews conducted by the applicable regulatory authorities in order for the Company to be able to continue to provide the services for these payment solutions products. These requirements will impose additional regulatory and ongoing costs to comply.
Home Lending
Home Lending is subject to extensive federal, state and local regulation. Our mortgage originations and mortgage servicing operations are primarily regulated at the state level by state licensing, supervisory and administrative agencies. We, along with certain of our employees who engage in regulated activities, must apply for licensing (or licensing exemption) as a mortgage banker or lender, loan servicer, mortgage loan originator and/or debt default specialist, pursuant to applicable state law. These laws typically require that we file applications and pay certain processing fees to be approved to operate in a particular state, and that our principals and loan originators be subject to background checks, administrative review and continuing education requirements. Home Lending is actively licensed (or maintains an appropriate statutory exemption) to originate and service mortgage loans in 40 states and the District of Columbia. From time to time, we receive requests from states and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage originations and mortgage servicing business activities, and we are subject to periodic examinations by state regulatory agencies. We incur ongoing costs to comply with these licensing and examination requirements.
SAFE Act
The federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), requires all states to enact laws requiring each individual who takes mortgage loan applications, or who offers or negotiates terms of a residential mortgage loan, to be individually licensed or registered as a mortgage loan originator. Employees of Home Lending, as a non-depository lender, must be licensed. These laws require each mortgage loan originator to enroll in the Nationwide Mortgage Licensing System ("NMLS"), apply for individual licenses with the state where they operate, complete a minimum number of hours of pre-licensing education and an annual minimum number of hours of continuing education, and successfully complete exams at both the national and state level.
Home Lending is also required to be registered with the NMLS and receive an NMLS identification number to use in attesting to the employment of its mortgage loan originators, and for other SAFE Act-related purposes.
Other Federal Regulations
In addition to licensing requirements and SAFE Act compliance, we must comply with a number of federal consumer protection laws in our Home Lending segment, including, among others:

•
the Real Estate Settlement Procedures Act ("RESPA") and Regulation X, which govern certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, loan servicing transfers, lender-placed insurance, loss mitigation, error resolution and other customer communications;

•
the federal Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties and requires us to adjust the interest rate of borrowers who qualify for and request relief to 6% for the duration of the borrower's active duty;

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

Dodd-Frank
The CFPB directly influences the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage originators and servicers, including TILA, RESPA and the FDCPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions, including Home Lending, and large insured depository institutions. The CFPB's jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.
As discussed above, in 2014, the Board of Governors of the Federal Reserve System, HUD, the FDIC, the Federal Housing Finance Agency, the Office of the Comptroller of the Currency, and the SEC approved a credit risk retention rule that requires sponsors of securitizations to retain not less than 5% of the credit risk of the assets. However, because substantially all of our mortgage loans are sold to, or pursuant to programs sponsored by, Fannie Mae or Ginnie Mae, the approved rule exempts these mortgage loans from the risk-retention requirements with regard to MBSs backed by such mortgage loans.
On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, for the "ability to repay" requirement in Dodd-Frank. The rule, among other things, requires lenders to consider a consumer's ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the "qualified mortgages" they originate. For this purpose, the rule defines a "qualified mortgage" to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the FHA, VA or USDA. The VA has issued additional rules regarding the definition of "qualified mortgage" for a VA insured and guaranteed loan. Under the rule, all purchase money origination loans and refinances other than certain interest rate reduction refinance loans guaranteed or insured by the VA are defined as safe harbor qualified mortgage loans. The rule also designates as a qualified mortgage: (1) any loan that the VA makes directly to a borrower; (2) Native American direct loans; and (3) vendee loans, which are made to purchasers of properties the VA acquires as a result of foreclosures in the guaranteed loan program. Additionally, a qualified mortgage may not: (i) contain excessive up-front points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only, negative amortization or balloon payments. To the extent we originate non-"qualified mortgages", either inadvertently or purposefully, and we are found to have failed to make a reasonable and good faith determination of a borrower's ability to repay any such loan, we could be subject to additional civil or criminal penalties including substantial fines, imprisonment for individual responsible parties, and statutory penalties payable to the borrower equal to the sum of the borrower's actual damages, twice the amount of the related finance charges up to $4,000, the actual amount of finance charges or fees paid by the borrower (unless we show our failure to comply is not material), and the borrower's attorney's fees and other costs in connection with the related litigation.
On October 3, 2015, the CFPB implemented a final rule combining the mortgage disclosures consumers previously received under TILA and RESPA. For more than 30 years, the TILA and RESPA mortgage disclosures had been administered separately by, respectively, the Federal Reserve Board and HUD. The final rule generally applies to most closed-end residential mortgage loans for which the creditor or mortgage broker receives an application on or after October 3, 2015.
The CFPB's Loan Estimate combines some of the disclosures that were provided in the initial Truth in Lending statement with the disclosures that were provided in the RESPA Good Faith Estimate. The form also incorporates other disclosures that are required by Dodd-Frank or are currently provided separately. The Loan Estimate must be delivered or placed in the mail not more than three business days after receipt of an application and not less than seven business days before consummation of the transaction. The Loan Estimate must provide a "good faith estimate of the closing costs." An estimate is in good faith if the charge paid by or imposed on the consumer does not exceed the amount originally disclosed, with certain exceptions.
The CFPB's Closing Disclosure combines the disclosures that were provided in the final Truth in Lending statement with the disclosures that were provided in the RESPA HUD-1 or HUD-1A settlement statement. Like the Loan Estimate, the form also incorporates other disclosures. The Closing Disclosure generally must state the actual terms of the credit transaction, and the actual costs associated with the settlement of that transaction. The final rule requires that the consumer receive the Closing Disclosure no later than three business days before consummation of the transaction.
Title XIV of Dodd-Frank imposes a number of additional requirements on servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by Dodd-Frank and could lead to an increase in lawsuits against mortgage servicers. To that end, on January 10, 2014, the CFPB implemented final rules creating uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. On August 4, 2016, the CFPB issued an additional rule to provide certain borrowers with foreclosure protections more than once over the life of a loan, require servicers to provide important information to borrowers in bankruptcy, and provide protections to surviving family members and others who inherit property, and the CFPB issued an interpretive rule to provide servicers with certain safe harbors under the FDCPA. Since becoming effective, these rules have increased costs to service loans across the mortgage industry, including our costs.
Settlement and Enforcement Consent Orders
Several state agencies overseeing the mortgage industry have entered into settlements and enforcement consent orders with mortgage servicers regarding certain foreclosure practices. These settlements and orders generally require servicers, among other things, to: (i) modify their servicing and foreclosure practices, for example, by improving communications with borrowers and prohibiting dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (ii) establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iii) establish robust oversight and controls of third party vendors, including outside legal counsel, that provide default management or foreclosure services on their behalf. Many of these practices are considered by regulators, investors and consumer advocates as industry "best practices." As such, we must continually review and consider appropriate adoption of many of these practices as well.
Competition
We operate across several highly competitive and diverse industries, across which we believe our key competitive strengths are our established brand names, well developed direct-to-consumer channels and depth of operating management experience in each of our business segments. In addition, in our Home Lending segment, we believe we have a competitive advantage given that we operate in two distinct channels - distributed retail and direct-to-consumer. There are a limited number of competitors that successfully operate utilizing each of these unique channels on a national level.
Structured Settlements Competition
The various market participants focused on the purchase of structured settlement, annuity and lottery payment streams are generally small, and competition is primarily based upon marketing, referrals, price and quality of customer service. We compete with established purchasers and, as a result of the relatively low barriers to entry in the industry (low cost of capital, ease of online lead generation, etc.), we also compete with numerous smaller market entrants who enter the market from time to time, particularly when interest rates decrease.
Many of our competitors with respect to our payment solutions business are larger banks and card providers with diversified consumer bases and strong name recognition, and competition is primarily based upon ATM withdrawal fees and monthly service fees. In our personal lending business, we compete with other lead aggregators, including online intermediaries that operate network-type arrangements, and competition is primarily based upon interest rates and service. We also face competition from lenders that source consumer loan originations directly through their owned and operated websites, by phone or by direct mail.
Home Lending Competition
The mortgage originations industry is a highly competitive industry. Our competitors include banks, credit unions, mortgage brokers and mortgage banking companies. We compete directly with many large financial institutions, regional or local banking institutions and very organized and branded direct lending or retail lending mortgage loan originators. Competitors can vary by state and region. Competition can take on a variety of levels with competition based on rates, service levels, products, existing customer base and fees.
Employees
As of December 31, 2016, we had approximately 600 full-time employees. We believe that our relations with our employees are good. None of our employees are covered by collective bargaining agreements or represented by an employee union.
Seasonality
Structured Settlements' business is not generally subject to seasonal fluctuations. Home Lending's purchase originations business is generally subject to seasonal fluctuations, as activity tends to diminish somewhat in the months of December, January and February, when home sales volume and loan originations volume are at their lowest. This may result in seasonal fluctuations in Home Lending's revenue.
Intellectual Property
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are our service marks or trademarks. Some of the trademarks we own or have the right to use include "J.G. Wentworth" and "Peachtree Financial Solutions." Many of our trademarks are highly recognizable and important to our multi-channel direct response marketing platform.

Corporate Information
Our principal executive offices are located at 201 King of Prussia Road, Suite 501, Radnor, Pennsylvania 19087-5148 and our telephone number at that address is (484) 434-2300. The J.G. Wentworth Company's corporate website is located at http://www.jgw.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K, unless expressly noted. We file reports with the SEC, which we make available on the Investor Relations section of our website free of charge. These reports include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. We also make available through our website other reports filed with, or furnished to, the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of the Exchange Act.
Implications of being an Emerging Growth Company
We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). As a result, we are permitted to, and have opted to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. In particular, we can take advantage of an extended transition period for complying with new or revised accounting standards which allows us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We took advantage of the extended transition period as permitted under the JOBS Act.
We will remain an emerging growth company until the earliest to occur of the following:

•	our reporting of $1 billion or more in annual gross revenues;

•	our issuance, in a three-year period, of more than $1 billion in non-convertible debt;

•	the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; or

•	the end of fiscal 2018.
Item 1A. Risk Factors
You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K. The risk factors generally have been separated into seven groups: (1) risks related to our overall business operations; (2) risks related to our legal and regulatory environment; (3) risks related to our financial position; (4) risks related to our Structured Settlements segment; (5) risks related to our Home Lending segment; (6) risks related to our organizational structure; and (7) risks related to ownership of our Class A common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us and our Class A common stock. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Risks Related To Our Overall Business Operations
Failure to execute on our business strategy could materially adversely affect our business, financial condition, results of operations and cash flows.
We have recently experienced losses in our Structured Settlements segment. Our future viability is dependent on management's ability to execute our business strategy to return this segment to profitability as well as increase results in the Home Lending segment.
The following are some of the elements of our business strategy:

•	implementing enhanced customer retention and loyalty strategies to improve conversion rates of leads into completed transactions and improve customer satisfaction;

•	revising our direct response marketing programs to be more digital focused to increase efficiency at lower spend levels;

•	effectively reorganizing our production activities;

•	increasing the volume of transactions completed; and

•	continuing to access securitization or other financing markets on favorable terms.
If a return to profitability and cash flow generation do not occur within the time frame that we anticipate, or if we continue to incur losses in our Structured Settlements segment without significantly increasing Home Lending revenues and cash flows to offset these losses, we may not be able to renew our warehouse lines of credit and may not have sufficient working capital to fund our business, which would have a material adverse impact on our business, financial condition, results of operations and cash flows.
Competition in the industries in which we operate is intense and may adversely affect our business, financial condition, results of operations and cash flows.
Competition in the industries in which we operate is intense. In the structured settlement and annuity payments purchasing industry, we compete with other purchasers of those payment streams. It is possible that some competitors may have a lower cost of funds or access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of asset purchases and establish relationships with our customers. Furthermore, competition for purchases of structured settlement, annuity and lottery payment streams may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We also face competition from insurance companies that have recently begun offering payees the option to accelerate payments (at a stated discount rate) from structured settlements that the specific insurance company has issued to that payee.
Many of our competitors with respect to our payment solutions business are larger banks and card providers with diversified consumer bases and strong name recognition. In personal lending, we compete with other lead aggregators, including online intermediaries that operate network-type arrangements and also face competition from lenders that source consumer loan originations directly through their owned and operated websites, by phone or by direct mail.
In our Home Lending segment, our competitors include banks, credit unions, mortgage brokers and mortgage banking companies. We compete directly with many large financial institutions, regional or local banking institutions, and direct lending or retail lending mortgage loan originators. Many of our competitors enjoy advantages, including greater financial resources and access to capital, as well as lower origination and operating costs. To compete effectively, we strive to have a high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost.
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
We use direct response marketing to generate the inbound communications from prospective customers that are the basis of our payment purchasing, home lending, referral and payment solutions program management activities. As a result, we have spent considerable money and resources on advertising to reach prospective customers. We have recently scaled back the spending in our direct response marketing program and have revised the program to more efficiently reach prospective customers while operating at a lower spend level. Our reorganized marketing efforts may not be successful or cost-effective and if we are unable to reach prospective customers in a cost-effective manner, it would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we are heavily dependent on television and digital advertising and a change in television viewing habits or Internet usage patterns could adversely impact our business. For example, the use of digital video recorders that allow viewers to skip commercials reduces the efficacy of our television marketing. There has also been a recent proliferation of new marketing platforms, including cellphones, personal computers and tablets, as well as an increasing use of social media. If we are unable to adapt to these new marketing platforms, this may reduce the success and/or cost-effectiveness of our marketing efforts and have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, an event that reduces or eliminates our ability to reach potential customers or interrupts our telephone system could substantially impair our ability to generate revenue.
We are dependent on our senior management team, and if we lose any member of that team or are unable to attract additional qualified talent to that team, our business will be adversely affected.
Our future success depends to a considerable degree on the skills, experience and effort of our senior management team. If we lose the services of any member of our senior management team, it could have an adverse effect on our business, especially if we are unable to attract a qualified replacement. We do not carry "key man" insurance for any of the members of our senior management team. Competition to hire personnel possessing the skills and experience we require is intense, and we may not successfully attract qualified personnel to fill vacancies in our management team or to expand our management team, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Continued integration of our Home Lending segment may have a negative impact.
In connection with our growth strategy, we acquired Home Lending on July 31, 2015 which the Company is still in process of integrating. Achieving the anticipated benefits of the acquisition of Home Lending may present a number of significant risks and considerations, including, but not limited to:

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
Our business often requires that we handle personally identifiable confidential information, the use and disclosure of which is significantly restricted under federal and state privacy laws. As part of our normal operations, we rely on secure processing, storage, and transmission of confidential customer information through computer software systems and networks. Our information technology infrastructure is potentially vulnerable to security breaches, and a party able to circumvent our security measures could misappropriate private customer information. We maintain and rely on external and internal cybersecurity solutions as part of our internal controls that are designed to provide reasonable assurance that unauthorized access to our customers' confidential data is prevented or detected in a timely manner. However, although we have not had any occurrences of a breach of our cybersecurity solutions, these internal controls may not continue to prevent unauthorized access to our software systems and networks.
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
Our diversification has placed, and will continue to place, increased demands on our information systems and other resources and further expansion of our operations will require substantial financial resources. To compete effectively in light of our diversification, we will need to continue to upgrade and integrate our information systems and expand, train, manage and motivate our workforce. Any failure to upgrade and integrate our operational and financial information systems, or to expand, train, manage or motivate our workforce, may adversely affect our business.
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
We depend on a number of third parties for the successful and timely execution of our business strategy and the failure of any of those parties to meet certain deadlines could adversely impact our ability to generate revenue.
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
For example, there have in the past and may be in the future deficiencies in court orders obtained on our behalf by third parties that result in those court orders being invalid, including as a result of failures to perform according to our requirements and acts of gross negligence or fraud, in which case we would need to take additional steps to attempt to cure the deficiencies. We may or may not be successful in curing these deficiencies and, if successful, there may nonetheless be a delay in our receipt of payment streams pursuant to the court orders and, if unsuccessful, we may have to repurchase such payment streams from our securitization facilities. Any delay in the receipt of, or the invalidation of, a significant number of court orders or any delay in the closing of a securitization would significantly and adversely affect our earnings.
With respect to third parties engaged to perform activities required by servicing criteria, we are responsible for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the third party's activities comply in all material respects with servicing criteria applicable to the vendor, including, but not limited to, monitoring compliance with our predetermined policies and procedures and monitoring the status of payment processing operations. In the event that a vendor's activities do not comply with the servicing criteria, it could negatively impact our compliance with our servicing agreements.
If our current third-party partners were to stop providing services to us on acceptable terms, we may be unable to procure services from alternative vendors in a timely and efficient manner and on acceptable terms, or at all. In our Home Lending segment, we currently use one third party for sub-servicing, and changing to another third party would take considerable time and effort. We may incur significant costs to resolve any disruptions in service and this could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additionally, in April 2012, the CFPB issued CFPB Bulletin 2012-03 which states that supervised banks and non-banks could be held liable for actions of their service providers. As a result, in certain of our business lines we could be exposed to liability, CFPB enforcement actions or other administrative penalties if the third parties with whom we do business violate consumer protection laws. In particular, as a result of our use of a sub-servicer in our Home Lending segment, regulators could conclude that we have not exercised adequate oversight and control over our sub-servicer or that our sub-servicer has not performed appropriately, and as a result we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition, results of operations and cash flows.
Use of social media to disseminate negative commentary may adversely impact our reputation or subject us to fines or other penalties.
There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or our brands may be posted on social media platforms at any time and may be adverse to our reputation or business. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action, such as boycotts, can be more easily organized. If such actions were organized against us, we could suffer damage to our reputation, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
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

Unfavorable press reports about us or the industries in which we operate may make prospective customers less willing to use us for their financial needs, lead to increased regulation or make third party vendors less willing to work with us.
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
We depend upon direct response marketing and our reputation to attract prospective customers and maintain existing customers. A sustained campaign of negative press reports about us or the industries in which we participate could adversely affect the public's perception of us and these industries as a whole, as well as the willingness of prospective customers to use us for their financial needs. In addition, such unfavorable press reports can gain the attention of law makers and lead to additional regulation or reform in the industries in which we operate. For example, in August 2015, the Washington Post and several other media outlets published stories about the structured settlement payment purchasing industry, certain industry practices and the activities of one industry participant in the Maryland area. These articles gained national attention as well as the attention of members of Congress and state legislatures. Third party vendors also could potentially terminate their relationships with the Company due to perceived negative connotations resulting from unfavorable press reports.
If people are reluctant to sell structured settlement, annuity and lottery payment streams and other assets to us or to originate mortgages with us due to negative public perception, if our compliance costs are increased due to increased regulation of the industries in which we operate, or if third party vendors terminate their relationship with us, our business, financial condition, results of operations and cash flows could be negatively impacted.
Our business may suffer if our trademarks, service marks or domain names are infringed.
We rely on trademarks, service marks and domain names to protect our brands. Many of these trademarks, service marks and domain names have been a key part of establishing our business. We believe these trademarks, service marks and domain names have significant value and are important to the marketing of our products. We cannot be certain that the steps we have taken or will take to protect our proprietary rights will be adequate to prevent misappropriation of our rights or the use by others of features based upon, or otherwise similar to, ours. In addition, although we believe we have the right to use our trademarks, service marks and domain names, we cannot guarantee that our trademarks, service marks and domain names do not or will not violate the proprietary rights of others, that our trademarks, service marks and domain names will be upheld if challenged, or that we will not be prevented from using our trademarks, service marks and domain names, any of which occurrences could materially harm our business.
We operate primarily at two main locations, and any disruption at these facilities could harm our business.
Our principal executive offices are located in Radnor, Pennsylvania, and our Structured Settlements segment, including customer and technical support and management and administrative functions, operates principally out of that location. The majority of our Home Lending segment's underwriting, closing, funding, and corporate functions are managed centrally at its headquarters in Woodbridge, Virginia. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. Notwithstanding these precautions, any disruptions to our operations at these facilities, including from power outage, systems failure, vandalism, terrorism or a natural or other disaster, such as severe weather, hurricane, fire or flood, could significantly impair our operations for a substantial period of time, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, most of our employees live in the areas surrounding our principal offices, and any natural or other disaster in those areas will likely also affect our employees, causing them to be unable to occupy our facilities, work remotely or communicate with or travel to other locations. Such damage to our facilities and operations could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
The industries in which we operate are subject to extensive and evolving federal, state and local laws and regulations, and we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. In the event that we fail to comply with any of these laws or regulations, the CFPB and applicable federal and state agencies may have the power to levy fines or file suits against us or compel settlements with monetary penalties and operational requirements. In addition, a material failure to comply with any state laws or regulations could result in the loss or suspension of our licenses in the applicable jurisdictions where such violations occur. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes to statutory, licensing and regulatory regimes could result in the enforcement of stricter compliance measures or adoption of additional measures on us or on the third parties with whom we conduct our business, could restrict our ability to originate, finance, acquire or securitize financial assets or could lead to significantly increased compliance costs and operating expenses. For example, the implementation of the TILA-RESPA Integrated Disclosure rule (the "TRID"), which became effective on October 3, 2015, required additional technological changes and additional implementation costs for us as a mortgage loan originator and servicer. Any future changes in laws or regulations which increase our compliance costs, or otherwise restrict our ability to conduct our business as currently conducted, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
The ongoing implementation of Dodd-Frank will increase our regulatory compliance burden and associated costs and place restrictions on certain originations and servicing operations.
Dodd-Frank represents a comprehensive overhaul of the financial services industry in the United States. Dodd-Frank includes, among other things: (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies; (ii) the creation of the CFPB, which is authorized to promulgate and enforce consumer protection regulations relating to consumer financial products; (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies; (iv) enhanced regulation of financial markets, including the derivatives and securitization markets; and (v) amendments to the TILA aimed at improving consumer protections with respect to asset backed securities and mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations.
The CFPB has adopted, and may continue to adopt, rules imposing new and potentially burdensome requirements and limitations with respect to our lines of business. Since 2011, the CFPB implemented certain provisions of Dodd-Frank relating to mortgage originations and mortgage servicing. In 2014, a risk retention requirement was adopted under Dodd-Frank that requires sponsors of securitizations to retain at least 5% of the credit risk relating to the assets that underlie asset backed securities sold through a securitization, including MBSs and the securitizations of the payment streams that we purchase, absent certain exemptions, including a qualified residential mortgage ("QRM") exemption. The risk retention requirement became effective on December 24, 2016 and applies to securitizations created after the effective date. The risk retention requirement may result in higher costs of certain of our securitizations and origination operations and could impose on us additional compliance requirements to meet servicing and origination criteria for QRMs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While the mortgages that we originate in our Home Lending segment will generally qualify for the QRM exemption and securitizations of these loans will not be subject to the risk retention requirement, securitizations of payment streams purchased in our Structured Settlements segment will be subject to the risk retention requirement, which will decrease the amount that cash that we receive in connection with each such securitization. In addition, on October 5, 2016, the CFPB finalized new Regulation E requirements, implementing the Electronic Funds Transfer Act, for prepaid accounts. The new Regulation E rules require financial institutions to limit consumers’ losses when funds are stolen or cards are lost, investigate and resolve errors, and increase the amount of account information that must be provided to consumers. The rules also include new "Know Before You Owe" disclosures that are designed to give consumers clear, upfront information about fees and other costs. Also on October 5, 2016, the CFPB finalized further requirements for prepaid accounts under Regulation Z, implementing the TILA. Pursuant to the new Regulation Z rules, issuers of prepaid accounts must provide protections similar to those for credit cards if they allow consumers to use credit to make purchases in excess of the amount prepaid.
In addition, on March 9, 2017, the CFPB issued a Notice of Proposed Rulemaking in which is proposed pushing back the effective date of the final rule to April 1, 2018 (from the original effective date of October 1, 2017). The CFPB is currently seeking industry input on the proposed delay and whether six months is the appropriate amount of time for such an extension.

The ongoing implementation of Dodd-Frank, including the implementation of the securitization, origination and servicing rules by the CFPB, the implementation of the integrated disclosures under the TRID, and the CFPB's continuing examination of our structured settlement and annuity payment purchasing business, will likely increase our regulatory compliance burden and associated costs and may place restrictions on our originations, servicing and financing operations, which could in turn have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Various federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The federal Home Ownership and Equity Protection Act of 1994 ("HOEPA") prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. Additionally, the CFPB has implemented a rule that requires lenders to make a reasonable, good faith determination of a consumer's ability to repay a mortgage loan. This rule defines certain types of loans as "qualified mortgages" and creates a presumption that qualified mortgages satisfy the ability to repay standard. Non-qualified mortgages do not receive a presumption of a consumer's ability to repay. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as "high-cost" loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our production loans are found to have been originated in violation of predatory, ability to repay or abusive lending laws, we could incur penalties, fines and other expenses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Adverse judicial developments could have an adverse effect on our business, financial condition, results of operations and cash flows.
Adverse judicial developments have occasionally occurred and could occur in the future in the industries in which we do business. In the structured settlement payment purchasing industry, adverse judicial developments have occurred with regard to anti-assignment concerns and issues associated with non-disclosure of material facts and associated misconduct. Most of the settlement agreements that give rise to the structured settlement receivables that we purchase contain anti-assignment provisions that purport to prohibit assignments or encumbrances of structured settlement payments due under the agreement. If anti-assignment provisions are included in an agreement, a claimant or a payor could attempt to invoke the anti-assignment provision to invalidate a claimant's transfer of structured settlement payments to the purchaser, or to force the purchaser to pay damages. In addition, under certain circumstances, interested parties other than the related claimant or payor could challenge, and potentially invalidate, an assignment of structured settlement payments made in violation of an anti-assignment provision. Whether the presence of an anti-assignment provision in a settlement agreement can be used to invalidate a prior transfer depends on various aspects of state and federal law, including case law and the form of Article 9 of the Uniform Commercial Code adopted in the applicable state. Any adverse judicial developments calling into doubt laws and regulations related to structured settlements, annuities, lotteries or mortgage originations, financings or foreclosures could materially and adversely affect our investments in such assets and our financing.
State or federal governmental examinations, legal proceedings, enforcement actions or tax rulings and related costs could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are routinely involved in regulatory reviews and legal proceedings concerning matters that arise in the ordinary course of our business. In recent years, both federal and state government agencies have increased civil and criminal enforcement efforts relating to consumer protection in the specialty finance industry. This heightened enforcement activity increases our potential exposure to damaging lawsuits, investigations and other enforcement actions. An adverse result in regulatory actions or examinations or private lawsuits may adversely affect our financial results. Defense of any lawsuit, even if successful, could require substantial time and attention of our senior management that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of, or adverse results in, lawsuits may also result in significant payments and modifications to our operations.
In addition, a number of participants in our industries have been the subject of purported class action lawsuits and regulatory actions by state regulators and other industry participants have been the subject of actions by state Attorneys General. Regulatory investigations, both state and federal, can be either formal or informal. The costs of responding to the investigations can be substantial. Furthermore, government-mandated changes to disclosure requirements and business practices could lead to higher costs and additional administrative burdens, in particular regarding record retention and informational obligations.
We could also suffer monetary losses or restrictions on our operations from interpretations of state laws in regulatory proceedings or lawsuits, even if we are not a party. For example, the federal and state agencies overseeing certain aspects of the mortgage market have entered into settlements and enforcement consent orders with other mortgage servicers regarding foreclosure practices that primarily relate to mortgage loans originated during the credit crisis. Although we are not a party to any of these settlements and enforcement consent orders and lack the legacy loans that gave rise to these settlements and enforcement consent orders, the practices set forth in those settlements and consent orders have been adopted by the industry as a whole and are also required by the CFPB's mortgage servicing rule, forcing us to comply with them in order to follow standard industry practices and regulatory requirements. While we have made and continue to make changes to our operating policies and procedures in light of these settlements and consent orders, further changes could be required.
We have been the subject of Civil Investigative Demands from the CFPB with respect to our Structured Settlements segment and could be subject in the future to enforcement actions by the CFPB.
Dodd-Frank grants regulatory powers to the CFPB and gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders and civil monetary penalties. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state Attorneys General and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties).
We have, since March 2014, been served with three CIDs from the CFPB relating to our structured settlement and annuity payment purchasing activities. The CIDs have requested various information and documents, including oral testimony, for the purpose of determining our compliance with federal consumer financial laws. We have provided documents and oral testimony relating to requests in the first two CIDs. In response to the third CID, we discussed the requests with the CFPB and filed a petition to modify or set aside that particular CID. On February 11, 2016, the CFPB denied that request. We then continued our dialogue with the CFPB, but we were unable to reach a mutually satisfactory path forward to satisfy the open requests given our concerns over jurisdiction. As a result, on June 7, 2016, the CFPB filed a Petition to Enforce Civil Investigative Demand relating to the third CID. We filed our response on August 10, 2016, the CFPB filed its response to our objection on August 31, 2016, and on September 8, 2016 we filed our reply and requested oral argument. The matter has been assigned to a magistrate and we are awaiting the court’s response.
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
Because we are not a depository institution, we do not benefit from exemptions to state mortgage banking, loan servicing or debt collection licensing and some regulatory requirements that are generally given to depository institutions under state law. Home Lending must comply with state licensing requirements and varying compliance requirements in each jurisdiction in which it actively does business, which consists of 40 states and the District of Columbia as of December 31, 2016. Future regulatory changes may increase our costs through stricter licensing or disclosure laws or increased fees, or may impose conditions to licensing that we are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees collected by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our Home Lending business cost-prohibitive in the affected state or states and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Home Lending business would be adversely affected if we lose our licenses or if we are unable to obtain licenses in new markets.
Our mortgage operations are subject to licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage loan servicing companies and mortgage loan origination companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company or third party debt default specialist, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers' rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.
We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local laws. We may not, however, be able to maintain all requisite licenses and permits in the future. In addition, the states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material and adverse effect on our business, financial condition or results of operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes in existing state laws governing the transfer of structured settlement or lottery payments or in the interpretation thereof may adversely impact our Structured Settlements segment.
The structured settlement and lottery payments secondary markets are highly regulated and require court approval for each sale under applicable state transfer statutes. These transfer statutes, as well as states' uniform commercial codes, insurance laws and rules of civil procedure, help ensure the validity, enforceability and tax characteristics of the structured settlement payments and lottery receivables purchasing transactions in which we engage. States may amend their transfer statutes, uniform commercial codes and rules of civil procedure in a manner that inhibits our ability to conduct business, including by means of retroactive laws, which would adversely impact our business. In addition, courts may interpret transfer statutes in a manner that inhibits our ability to conduct business. Failing to comply with the terms of a transfer statute when purchasing payments could potentially result in forfeiture of both the right to receive the payments and any unrecovered portion of the purchase price we paid for the payments, which could adversely affect our business, financial condition, results of operations and cash flows.
Certain changes in current tax law could have a material adverse effect on our Structured Settlements segment, financial condition, results of operations and cash flows.
The use of structured settlements is largely the result of their favorable federal income tax treatment. Under current tax law, claimants receiving installment payments as compensation for a personal injury are exempt from all federal income taxation on such payments, provided certain conditions are met. Congress has previously considered and may revisit legislation that would reduce or eliminate the benefits derived from the tax deferred nature of structured settlements and annuity products. If the tax treatment for structured settlements was changed adversely by a statutory change or a change in interpretation, the dollar volume of structured settlements issued could be reduced significantly, which would, in turn, reduce the addressable market of our structured settlement payments purchasing business. In addition, if there were a change in the Code or a change in interpretation that would result in adverse tax consequences for the assignment or transfer of structured settlement payments, such change could also reduce the market of our structured settlements and annuity payments purchasing business. Such a reduction of that market could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We could be assessed excise taxes that result from IRS audits of our compliance with Section 5891 of the Code which could have a material adverse impact on our business, financial condition and results of operations in future periods.
Section 5891 of the Code, as set forth in the Tax Relief Act, levies an excise tax upon those people or entities that acquire structured settlement payments from a seller on or after February 22, 2002, unless certain conditions are satisfied. Such tax equals 40% of the discount obtained by the purchaser of the structured settlement payments. However, no such tax is levied if the transfer of such structured settlement payments is approved in a qualified court order. A qualified court order under the Tax Relief Act means a final order, judgment or decree that finds that the transfer does not contravene any federal or state law or the order of any court or administrative authority and is in the best interest of the payee, taking into account the welfare and support of the payee's dependents. The order must be issued under the authority of an applicable state statute of the state in which the seller is domiciled, or, if there is no such statute, under the authority of an applicable state statute of the state in which the payment obligor or annuity provider has its principal place of business, and issued by a court of such state, or by the responsible administrative authority (if any) that has exclusive jurisdiction over the underlying action or proceeding. If we fail to satisfy these conditions, we could be assessed excise taxes which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Structured Settlements segment could be adversely affected if the Bankruptcy Code is changed or interpreted in a manner that affects our rights to scheduled payments with respect to a payment stream we have purchased.
If a holder of a structured settlement, annuity or lottery payment stream were to become a debtor in a case under the United States Bankruptcy Code (the "Bankruptcy Code"), a court could hold that the scheduled payments transferred by the holder under the applicable purchase agreement do not constitute property of the estate of the claimant under the Bankruptcy Code. If, however, a trustee in bankruptcy or other receiver were to assert a contrary position, such as by requiring us, or any securitization vehicle, to establish our right to those payments under federal bankruptcy law or by persuading courts to recharacterize the transaction as secured loans, such result could have a material adverse effect on our business. If the rights to receive the scheduled payments are deemed to be property of the bankruptcy estate of the claimant, the trustee may be able to avoid assignment of the receivable to us.
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
Also, many of our financing facilities are structured using "bankruptcy remote" special purpose entities to which structured settlement, annuity and lottery payment streams are sold in connection with such financing facilities. Under current case law, courts generally uphold such structures, the separateness of such entities and the sales of such assets if certain factors are met. If, however, a bankruptcy court were to find that such factors did not exist in the financing facilities or current case law was to change, there would be a risk that defaults would occur under the financing facilities. Moreover, certain subsidiaries may be consolidated upon a bankruptcy of one of our subsidiaries or the sales may not be upheld as true sales by a reviewing court. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Allegations of irregularities in foreclosure processes, including so-called "robo-signing" by mortgage loan servicers, have gained the attention of the Department of Justice, regulatory agencies, state Attorneys General and the media, among other parties. Certain state Attorneys General, court administrators and government agencies, as well as representatives of the federal government, have issued letters of inquiry to mortgage servicers requesting written responses to questions regarding policies and procedures, especially with respect to notarization and affidavit procedures. Even though we have not received any letters of inquiry and we do not have the legacy loans that have been examined for irregularities in the foreclosure process, our operations may be affected by regulatory actions or court decisions that are taken in connection with these inquiries. In addition to these inquiries, several state Attorneys General have requested that certain mortgage servicers suspend foreclosure proceedings pending internal review to ensure compliance with applicable law.
The current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested, and we may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our financing facilities, delay the recovery of advances, or result in compensatory fees being imposed against us by a GSE or the Federal Housing Finance Agency (the "FHFA") for delaying the foreclosure process, all or any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related To Our Financial Position
We have a substantial amount of indebtedness, which may adversely affect our cash flow and ability to operate or grow our business.
As of December 31, 2016, we had $449.5 million total indebtedness (not including indebtedness related to our warehouse facilities and asset-backed securitizations, which indebtedness is recourse only to the VIE assets on our balance sheet) that matures in February 2019. Our substantial indebtedness could have a number of important consequences. For example, our substantial indebtedness could:

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

•
require us to dedicate a substantial portion or all of our cash flow from operations to payments on our indebtedness, thereby reducing the cash available for working capital, capital expenditures, acquisitions and other general corporate purposes;

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
We may not be able to generate sufficient cash to meet all of our obligations or service all of our indebtedness and may not be able to extend or refinance our indebtedness. If we are unable to do so, we may be forced to take other actions to satisfy our obligations, which may not be successful.
Our ability to make required payments on our indebtedness depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, the regulatory environment in which we operate and certain financial, business, legislative and other factors beyond our control, including the risk factors set forth herein. We have recorded significant losses in 2015 and 2016. We cannot assure you we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness upon maturity.
In addition, we conduct a substantial part of our operations through our subsidiaries. Accordingly, our ability to repay our indebtedness depends on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. For example, it is likely that GNMA will place restrictions on the cash generated by Home Lending such that it can only be used for Home Lending's operations and, thus, cannot be used to assist with the repayment of indebtedness at the corporate level.
Much of our debt is short-term and some of our facilities are not committed and we therefore regularly seek to extend or refinance our existing indebtedness. Our ability to extend, renew or refinance our indebtedness on favorable terms, or at all, is uncertain and may be affected by our financial performance, as well as our regulatory environment, global economic and financial conditions and other factors that are outside of our control.
If our cash flows and capital resources are insufficient to fund our debt service and other obligations or we are unable to extend or refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. We may not be able to effect any such measures on commercially reasonable terms or at all and, even if successful, these measures may not allow us to meet our scheduled debt service or debt obligations, and we could over time be forced to seek relief under the U.S. Bankruptcy Code.

Home Lending’s operations are dependent on access to its warehouse lines of credit, which are uncommitted.  If the lenders under these warehouse lines of credit terminate, or modify  the terms of, these lines of credit, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Home Lending segment depends on short-term debt financing in the form of secured borrowings under warehouse facilities with financial institutions. These facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities.   If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we may not be able to obtain additional financing under the warehouse facility when necessary, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under the warehouse facility when necessary, exposing us to, among other things, liquidity risks which could adversely affect the profitability and operations of this segment.
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
In order to access these facilities we are required to meet certain conditions to borrow. In the future we may not be able to meet these conditions, in which case we would be unable to borrow under one or all of our facilities. In addition, these warehouse lines and other financing facilities may not continue to be available to us in the future, either beyond their current maturity dates or, in the case of uncommitted warehouse lines, prior to their maturity dates, at reasonable terms or at all. In the future, we will likely need to borrow additional money. Our ability to renew or replace our existing facilities or warehouse lines of credit as they expire and to borrow the additional funds we will need to accomplish our business strategy is affected by a variety of factors including:

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
We cannot guarantee that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. An event of default, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing facilities or obtain new financing facilities.
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
Our ability to monetize our structured settlement, annuity, and lottery payment stream purchases depends on our ability to obtain temporary and/or permanent financing at competitive rates, especially relative to our purchase discount rate. If the cost of our financing increases relative to the discount rate at which we are able to purchase assets, our profits will decline. A variety of factors can materially and adversely affect the cost of our financing, including, among others, an increase in interest rates or an increase in the credit spread on our financings relative to underlying benchmark rates. Similarly, a variety of factors can materially adversely affect our purchase discount rate including, among others, increased competition, regulatory and legislative changes, including the imposition of additional or lower rate caps to those currently in effect in certain states in which we operate, the views of courts and other regulatory bodies and the efforts of consumer advocacy groups.
Our earnings may decrease because of changes in prevailing interest rates.
Our profitability is directly affected by changes in prevailing interest rates, and volatile interest rate environments can lead to volatility in our results of operations.
In our Structured Settlements segment, we purchase structured settlement, annuity and lottery payment streams at a discount rate based on, among other factors, our estimates of the future interest rate environment. Once a critical mass of payment streams is achieved, those payment streams are then securitized or otherwise financed. The discount rate at which a securitization is sold to investors is based on the current interest rates as of the time of such securitization. Interest rates may fluctuate significantly during the period between the purchase and financing of payment streams, which can reduce the spread between the discount rate at which we purchased the payment streams and the discount rate at which we securitize or otherwise finance such payment streams, which would reduce our revenues. If we are unable to finance the payment streams we purchase at a discount rate that is sufficiently lower than the discount rate at which we make such purchases, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
On March 15, 2017, the Federal Reserve increased its benchmark interest rate by 0.25%, and it is possible that the Federal Reserve will further increase interest rates in the near future.
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
Credit rating agencies continually review their ratings for the companies that they follow, including us. In October 2016 as part of a review of eight U.S. finance companies, Moody’s downgraded our corporate family rating and senior secured rating of Orchard Acquisition Company ("OAC") to Caa3 from Caa1, with a negative outlook due to a higher risk of a distressed exchange, such as debt repurchases at a substantial discount, in-line with current trading prices, or through restructuring of existing obligations, such as through the extension of debt maturities. There can be no assurance that any rating assigned to our corporate family or our currently outstanding debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
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
We use financial models to value certain of our assets and liabilities. These models are complex and use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining the value for such assets and liabilities, we make certain assumptions, many of which are beyond our control, including, among others, assumptions regarding future interest rates, projected rates of delinquencies, defaults and liquidations, our costs to service loans and prepayment and repayment rates.
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
In connection with the accounting for the acquisition of Home Lending and other acquisitions, we recorded goodwill and other intangible assets. Under U.S. generally accepted accounting principles ("U.S. GAAP"), we must assess, at least annually and potentially more frequently, whether the value of goodwill and any other indefinite-lived intangible assets have been impaired. Finite-lived intangible assets are assessed for impairment in the event of an impairment indicator. We have previously impaired goodwill and other intangible assets associated with the 2011 acquisition of OAC and any further reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders' equity in future periods.
Increases in our tax liabilities, as a result of changes in tax or accounting policies applicable to our business or as a result of changes in the operation of our business, could have a material adverse effect on our future profitability.
Our U.S. GAAP income may be significantly higher than our taxable income due to current tax and accounting laws and policies. The tax rules applicable to our business are complex and we continue to evaluate our positions and processes. If these laws and policies were to change, or if the operation of our business were to change in a way that affects the application of these laws and policies, we could owe significantly more in income taxes than the cash generated by our operations. If we were unable for any reason to continue purchasing structured settlement annuity, lottery payment streams or other products we could generate significant tax liabilities. In addition, such changes could also have a material adverse effect on our future profitability.
The change of control rules under Section 382 of the Code may limit our ability to use net operating loss carryforwards to reduce future taxable income.
We have net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Generally, NOL carryforwards can be used to reduce future taxable income. Our use of our NOL carryforwards may be limited, however, under Section 382 of the Code, if we undergo a change in ownership of more than 50% of our common stock over a three-year period as measured under Section 382 of the Code. These complex change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of stockholders as set forth under Section 382 of the Code, including those arising from new stock issuances and other equity transactions. It is possible that we will experience another ownership change within the meaning of Section 382 of the Code resulting in an annual limit on the use of our NOL carryforwards. This limitation could result in a meaningful increase in our federal and state income tax liability in future years. Whether an ownership change occurs by reason of trading in our stock is not within our control and the determination of whether an ownership change has occurred is complex. No assurance can be given that we will not undergo an ownership change that would have a significant adverse effect on the use of our NOL carryforwards. In addition, the possibility of causing an ownership change may reduce our willingness to issue new common stock to raise capital.
Residuals from prior securitizations have historically represented a significant portion of our assets, and we may not be able to sell or refinance these residuals in the future.
After a securitization is executed, we retain a subordinated interest in the receivables, referred to as the residuals, which we include within our balance sheet within the caption VIE and other finance receivables, at fair value. If we are required to sell or refinance our residuals in order to generate cash for operations, we may not be able to generate proceeds that reflect the value of those residuals on our books. In addition, a sale of the residuals under those circumstances would likely generate taxable income without sufficient cash to pay those taxes. Changes in interest rates, credit spreads and the specific credit of the underlying assets may lead to unrealized losses that negatively affect our U.S. GAAP income.
Additionally, certain risk retention requirements promulgated under Dodd-Frank and similar national and international laws could limit our ability to sell or finance our residual interests in the future.
More specifically, 17 C.F.R. § 246, also known as “Regulation RR,” requires the sponsor of a securitization transaction (or the majority-owned affiliate of such sponsor) to retain an economic interest in the credit risk of the securitized assets in accordance with any one of §§ 246.4 through 246.10 thereof. Except as provided in §§ 246.5 through 246.10, § 246.4 requires that if the sponsor retains only an eligible vertical interest as part of its required risk retention, that such interest represent no less than 5% of the securitized assets. According to Regulation RR, “eligible vertical interest” means, with respect to any securitization, a single vertical security or an interest in each class of asset-backed security interests in the issuing entity that constitutes the same proportion of each such class. Additionally, § 246.4 requires that if the sponsor retains only an eligible horizontal residual interest as part of its required risk retention, that such interest represent no less than 5% of the fair asset value of all asset-backed security interests in the issuing entity issued as part of the securitization. According to Regulation RR, “eligible horizontal residual interest” means, with respect to any securitization, an asset-backed security interest in the issuing entity (1) that is an interest in a single class or multiple classes in the issuing entity, provided that each interest meets, individually or in the aggregate, all of the requirements of this definition; (2) with respect to which, on any payment date or allocation date on which the issuing entity has inefficient funds to satisfy its obligation to pay all contractual interest or principal due, any resulting shortfall will reduce amounts payable to the eligible horizontal residual interest prior to any reduction in the amounts payable to any other asset-backed security interest, whether through loss allocation, operation of the priority payments, or any other governing contractual provision (until the amount of such asset-backed security interest is reduced to zero); and (3) that, with the exception of any non-economic real estate mortgage investment conduits' residual interest, has the most subordinated claim to payments of both principal and interest by the issuing entity. Finally, if a sponsor retains both an eligible vertical interest and an eligible horizontal residual interest, the percentage of the fair asset value of the eligible horizontal residual interest and the percentage of the eligible vertical interest must equal at least 5. In any case, the percentages of any of the aforementioned interests must be determined as of the closing date of the securitization transaction.
In addition, the risk retention rules impose substantial limitations on hedging, transferring or pledging any retained residual interest from securitization transactions closed after the effectiveness of the rules. The Company and its subsidiaries have traditionally pledged their retained residual interests pursuant to special purpose, non-recourse credit facilities. However, they will be substantially limited from doing so for post-effectiveness retained residual interests unless the pledge of such interest meets the requirements of the rules, including that the related facility be full-recourse to an applicable company subsidiary. The current terms of our senior secured credit facility prevent us from entering into such recourse indebtedness, thereby reducing the cash we could possibly receive from financing these residuals, as we have done in the past.
We have certain indemnification and repurchase obligations under our various financing facilities driven by potential underwriting risk.
In the ordinary course of our financing activities, we provide customary indemnities to counterparties in certain financing and other transactions. No assurance can be given that these counterparties will not call upon us to discharge these obligations in the circumstances under which they are owed. In addition, in connection with financing transactions, in certain instances we retain customary repurchase obligations with respect to any assets sold into or financed under those transactions that fail to meet the represented objective eligibility criteria. Although we believe our origination practices are sufficient to assure material compliance with such criteria, certain instances have and may occur in which we are required to repurchase such assets. Certain of our products have a life contingent aspect, which would cause us to repurchase the obligation and incur losses.
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
Risks Related To Our Structured Settlements Segment
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
If, however, in the future, one or more of such insurance companies, lottery commissions or other payors were to no longer be willing to redirect payments to new payees, or allow us to assume administrative responsibility for directing payments, it could become more expensive or no longer possible to purchase structured settlement payments or other receivables paid by such payors, or we could incur significant legal expenses associated with compelling a payor to redirect payment to us, which could have a material adverse impact on our business, financial condition, results of operations and cash flows in future periods.
If the identities of structured settlement or annuity holders become readily available, it could have an adverse effect on our structured settlements or annuity payment purchasing business and our financial condition, results of operations and cash flows.
We expect to continue to build and enhance our databases of holders of structured settlements and annuities through a combination of commercial and digital advertising campaigns, social media activities and targeted marketing efforts. If the identities of structured settlement or annuity holders in our databases were to become readily available to our competitors or to the general public, including through the physical or cyber theft of our databases, we could face increased competition and the value of our proprietary databases would be diminished, which would have a negative effect on our structured settlements and annuity payment purchasing businesses and our financial condition, results of operations and cash flows.
We are dependent on the opinions of certain rating agencies regarding insurance companies we purchase payment streams from, as well as our securitizations, and would be negatively impacted if any of these rating agencies stop rating these insurance companies or our securitizations.
Standard & Poor's, Moody's and A.M. Best evaluate some, but not all, of the insurance companies that are the payors on the structured settlement, annuity and certain lottery payment streams that we purchase. Similarly, Standard & Poor's, Moody's, A.M. Best and DBRS, Inc. evaluate some, but not all, of our securitizations of those assets. We may be negatively impacted if any of these rating agencies stop covering these insurance companies or decide to downgrade their ratings or change their methodology for rating insurance companies or our securitizations. A downgrade in the credit rating of the major insurance companies that write structured settlements could negatively affect our ability to access the capital, securitization or other markets and we may be required to hold assets longer than initially anticipated. In addition, we may be negatively impacted if any of these rating agencies stop rating our securitizations, which would adversely affect our ability to complete our securitizations and the price that we receive for them. These events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to complete future securitizations or other financings or sell the payment streams of the structured settlement, annuity or lottery payment streams on favorable terms, then our business will be adversely affected.
Our success depends on our ability to aggregate and securitize or otherwise finance or sell many of the financial assets that we purchase, including structured settlement, annuity and lottery payment streams, in the form of privately offered asset-backed securities, direct asset sales, other term financings or private sales. The availability of financing sources is dependent in part on factors outside of our control. For example, our results in 2008 and 2009 were impacted by the financial crisis, which resulted in a lack of purchasers of our asset-backed securitizations and a resultant lack of capital availability from our warehouse facilities. We were forced to limit transaction volume without access to the securitization market and with limited warehouse capacity. We significantly scaled back new transactions, resulting in insufficient cash flow relative to our leverage. In 2009, J.G. Wentworth, LLC and certain of its affiliates completed reorganization under Chapter 11 of the Bankruptcy Code. In the future, we may not be able to continue to securitize or otherwise sell our structured settlement payments at favorable rates or obtain financing through borrowings or other means on acceptable terms or at all, in which case we may be unable to satisfy our cash requirements. Our financings generate cash proceeds that allow us to repay amounts borrowed under our committed warehouse lines, finance the purchase of additional financial assets and pay our operating expenses. Changes in our asset-backed securities program could materially adversely affect our earnings and ability to purchase and securitize structured settlement, annuity, or lottery payment streams on a timely basis. These changes could include:

•	a delay in the completion of a planned securitization or other financing;

•	negative market perception of us;

•	a change in rating agency criteria with regards our asset class;

•	delays from rating agencies in providing ratings on our securitizations; and

•	failure of the financial assets we intend to securitize to conform to rating agency requirements.
We plan to continue to access the securitization and other financing markets frequently. If our senior management does not accurately gauge the appropriate asset mix or timing for a securitization, other financing or asset sale, this may have a material adverse effect on our business, financial condition, results of operations and cash flows. If for any reason we were not able to complete a securitization or other financing, it could negatively impact our cash flow during that period. If we are unable to consummate securitizations or other financing or sale transactions in the future or if there is an adverse change in the market for structured settlement, annuity, or lottery payment streams generally, we may have to curtail our activities, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Insolvency of payors of the structured settlement, annuity and lottery payments we purchase and other similar events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In instances where insurance companies or other payors of the structured settlement, annuity and lottery payment assets we purchase go bankrupt, become insolvent, or are otherwise unable to pay the purchased payment streams on time, we may not be able to collect all or any of the scheduled payments we have purchased. For example, on September 1, 2011, in the Matter of the Rehabilitation of Executive Life Company of New York ("ELNY"), in the Supreme Court of the State of New York, County of Nassau, the Superintendent of Insurance of the State of New York filed an Agreement of Restructuring in connection with the liquidation of ELNY under Article 75 of the New York Insurance Laws. This restructuring plan was subsequently approved by the court. Under this plan, payment streams to be paid on certain receivables purchased by us were reduced. In the future, bankruptcies, additional insolvencies and other events may occur which limit the ability of these payors to pay on time and in full, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to maintain our relationships with the vendors involved with our prepaid cards.
We currently serve as program manager for our prepaid cards. We have chosen to partner with third-party service providers to serve as the card-issuer, the card-processor and as our network partner. If any of these vendors were to suspend, limit or cease operations or if our relationship with such service providers were to otherwise terminate, we would need to implement a substantially similar arrangement with another vendor, obtain additional state licenses, or curtail our prepaid operations, as applicable. If we need to enter into alternative arrangements with a different service provider to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement in a timely fashion, on commercially reasonable terms, or at all. Transitioning to a new issuer, processor or network partner may result in delays in the issuance of prepaid cards, which could cause irreparable harm to our brand and reputation.
Fraudulent and other illegal activity involving our prepaid cards could lead to reputational damage to us and reduce the use and acceptance of our cards and reload network.
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products or customer information. Illegal activities involving prepaid cards often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines.
Our payment solutions business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or there are adverse developments with respect to the prepaid financial services industry in general.
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry or advances in mobile or other payment technologies. Further, negative publicity surrounding other prepaid financial service providers could impact our business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services among consumers. If consumers do not continue or increase their usage of prepaid cards, our payment solutions business may not grow as anticipated.

Risks Related To Our Home Lending Segment
Adverse changes in the residential mortgage lending and real estate markets would adversely affect our business, financial condition, results of operations and cash flows.
Our Home Lending results of operations are materially affected by conditions in the residential mortgage lending and real estate markets, the financial markets and the economy generally. In recent years, concerns about the mortgage market, significant declines in home prices, increases in home foreclosures, high unemployment, the availability and cost of credit and rising government debt levels, as well as inflation, energy costs, U.S. budget debates and European sovereign debt issues, have contributed to increased volatility and uncertainty for the economy and financial markets. The mortgage market continues to be adversely affected by tightened lending standards and decreased availability of credit since the 2008 financial crisis. This has an impact on new demand for homes, which may compress the home ownership rates and weigh heavily on future home price performance. There is a strong correlation between increases (or decreases) in home prices and mortgage loan default rates. Increases in the number of mortgage defaults negatively impact our servicing business because they increase the costs to service the underlying loans and may ultimately reduce the number of mortgage loans we service.
Adverse economic conditions also adversely impact our mortgage loan originations business. On December 14, 2016, the Federal Reserve increased its benchmark interest rate by 0.25%, and it is possible that the Federal Reserve will further increase interest rates in the near future. Rising interest rates would slow home purchase demand and may preclude many potential borrowers from refinancing their existing loans, which would decrease our originations.
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
Our loan origination operations primarily consist of distributed retail and affiliate relationship operations. In our affiliate relationship operations, we generate program leads from our lead-generation partners and originate mortgage loans directly with borrowers through six telephone call centers or the Internet. In our distributed retail operations, we generate leads and originate loans from business and personal referrals as well as from previous customers via our 21 branch locations that are located in 13 states. One of our affinity relationships accounts for a significant portion of our leads for mortgage originations. The volume of loans funded within our loan origination business is subject to multiple factors, including the success of our customer direct originations, our ability to maintain our affinity and lead-generation relationships, changes in interest rates, availability of government programs and consumer credit. Any of these factors could lead to our inability to maintain or grow our loan originations volume, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of December 31, 2016, Home Lending is actively licensed as a mortgage originator in 40 states and the District of Columbia. We plan to become licensed in additional states, which we expect will have a positive impact on our origination growth. However, there are no assurances that we will obtain these additional licenses. If we are unable to obtain additional licenses, we will not be able to grow our business in accordance with our current plans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Increases in delinquencies and defaults could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As a result of conditions in the residential mortgage lending and real estate markets in recent years, borrowers may not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, interest rates have remained at historic lows for an extended period of time, but now appear to be increasing. Borrowers with adjustable rate mortgage loans must make larger monthly payments when the interest rates on those mortgage loans adjust upward from their initial fixed rates or low introductory rates, as applicable, to the rates computed in accordance with the applicable index and margin. Increases in monthly payments may increase the delinquencies, defaults and foreclosures on a significant number of the loans that we service.
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
In addition, we are subject to risks of borrower defaults and bankruptcies in cases where we might be required to repurchase loans sold with recourse or under representations and warranties. A borrower filing for bankruptcy during foreclosure would have the effect of staying the foreclosure and thereby delaying the foreclosure process, which may potentially result in a reduction or discharge of a borrower's mortgage debt. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. For example, foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Furthermore, any costs or delays involved in the foreclosure of the property securing the mortgage loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. If these risks materialize, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The geographic concentration of our servicing portfolio may result in a higher rate of delinquencies and/or defaults.
We have higher concentrations of loans in our servicing portfolio in Virginia and California. As of December 31, 2016, approximately 21.1% and 21.0% of the loans we serviced as measured by unpaid principal balances were concentrated in Virginia and California, respectively.
To the extent the states where we have a higher concentration of loans experience weaker economic conditions, greater rates of decline in single-family residential real estate values or reduced demand within the residential mortgage sector relative to the United States generally, the concentration of loans we service in those regions may increase the effect of these risks. Additionally, if states in which we have greater concentrations of mortgage loans were to change their licensing or other regulatory requirements to significantly increase our business costs, we may be required to stop doing business in those states or may be subject to higher costs of doing business in those states, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As our origination volume increases in the states where we have only recently become licensed and in the additional states where we plan to become licensed, we expect our geographic concentration to change and our origination and servicing of loans could be impacted by geographic concentrations in different states. To the extent those states experience weaker economic conditions or greater rates of decline in single-family residential real estate values, the concentration of loans we originate and service in those regions may increase the effect of the risks to our business.
We are highly dependent upon GSEs, such as Fannie Mae and Freddie Mac, to generate revenues through mortgage loan sales.
There are various government proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. Thus, the long-term future of the GSEs is in doubt.
Our ability to generate revenues through mortgage loan sales depends to a significant degree on GSEs. We sell mortgage loans to GSEs and also rely on programs administered by the GSEs, Ginnie Mae, and others that facilitate the issuance of MBSs in the secondary market. These entities play a critical role in the residential mortgage industry, and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by one of these entities. We also derive other material financial benefits from these relationships, including the assumption of credit risk on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If we are unable to complete the sale or securitization of certain of our mortgage loans due to changes in GSE programs or if we are unable to sell mortgage loans to GSEs, we may lack liquidity under our mortgage financing facilities to continue to fund mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted.
Any discontinuation of, or significant reduction in, the operation of the GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of the GSEs could have a material adverse effect on our business, financial condition, results of operations and cash flows.

GSE actions may negatively impact our MSRs and business.
In January 2011, the FHFA instructed the GSEs to study possible alternatives to the current residential mortgage servicing and compensation system used for single-family mortgage loans. The FHFA has released progress reports on the implementation of these efforts and outlined (i) the development of a new Contractual and Disclosure Framework that will align the contracts and data disclosures that support the mortgage-backed securities and set uniform contracts and standards for MBSs that carry no or only a partial federal guarantee; (ii) the development of a common securitization platform that will perform major elements of the securitization process and eventually act as the agent of an issuer; and (iii) the initiation of a Uniform Mortgage Data Program to implement uniform data standards for single-family mortgages. There can be no certainty regarding what the GSEs may propose as alternatives to current servicing compensation practices, or when any such alternatives would become effective.
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
The owners of the loans we service may, under certain circumstances, terminate our MSRs. Ginnie Mae may terminate our status as an issuer if we fail to comply with servicing standards or otherwise breach our agreement with Ginnie Mae, or if there is a concern of the overall economic conditions and performance of our enterprise. If this were to happen, Ginnie Mae would seize our MSRs without compensation. As is standard in the industry, under the terms of our master servicing agreements with GSEs, GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and the GSEs also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with GSEs. Some GSEs may also have the right to require us to assign the MSRs to a subsidiary and sell our equity interest in the subsidiary to a third party. If we were to have our servicing rights terminated on a material portion of our servicing portfolio, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to maintain or grow our business if we cannot originate and/or acquire MSRs on favorable terms.
Our servicing portfolio is subject to "run off," meaning that mortgage loans we service may be prepaid prior to maturity, refinanced by a mortgage loan not serviced by us, liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process, or repaid through standard amortization of principal. As a result, our ability to maintain and grow the size of our servicing portfolio depends on our ability to originate additional mortgages, to recapture the servicing rights on loans that are refinanced and to acquire MSRs. We may not be able to originate a sufficient volume of mortgage loans, recapture a sufficient volume of refinanced loans or acquire MSRs on terms that are favorable to us or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to recapture loans from borrowers who refinance.
One of the focuses of our origination efforts is "recapture," which involves actively working with existing borrowers to refinance their mortgage loans with us instead of another originator of mortgage loans. Borrowers who refinance have no obligation to refinance their loans with us and may choose to refinance with a different originator. If borrowers refinance with different originators, this decreases the profitability of our primary servicing portfolio because the original loan will be repaid, and we will not have an opportunity to earn further servicing fees after the original loan is repaid. Moreover, recapture allows us to generate additional loan servicing rights more cost-effectively than MSRs acquired on the open market. If we are not successful in recapturing our existing loans that are refinanced, our servicing portfolio will become increasingly subject to run-off, which would increase ours costs and risks and decrease the profitability of our servicing business.
We depend on the accuracy and completeness of information about borrowers, counterparties and other third parties, which could be intentionally or negligently misrepresented.
In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We additionally rely on representations from public officials concerning the licensing and good standing of the third-party mortgage brokers through which we do business.
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
There are certain types of losses, generally of a catastrophic nature, that result from such events as earthquakes, hurricanes, floods, acts of war or terrorism and that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and a decrease in the asset value of, the affected property, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are required to indemnify purchasers of the mortgage loans we originate or of the MBSs backed by such loans or to repurchase the related loans if the loans fail to meet certain criteria or characteristics.
The indentures governing our securitized pools of mortgage loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify purchasers of the loans we originate or of the MBSs backed by such loans or to repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

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
We cannot negotiate these terms with the GSEs, and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing our fees or requiring us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Risks Related To Our Organizational Structure
As a holding company, we have no operations and our only material asset is our economic interest in JGW LLC, and we are accordingly dependent upon distributions from JGW LLC to pay our expenses, including payments with respect to our indebtedness, taxes and dividends (if and when declared by our board of directors).
We are a holding company and have no material direct operations or assets other than our ownership of Common Interests in JGW LLC. We have no independent means of generating revenue and as a result are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our Class A common stock. We intend to cause JGW LLC to make distributions to us, as its managing member, in an amount sufficient to cover all expenses, including payments with respect to our indebtedness, applicable taxes payable and dividends, if any, declared by our board of directors. However, our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. For example, it is likely that GNMA will place restrictions on the cash generated by Home Lending such that it can only be used for Home Lending's operations and, thus, cannot be used to assist with the repayment of indebtedness at the corporate level. To the extent that we need funds and JGW LLC is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and cash flows.
We are required to pay certain holders of common membership interests in JGW LLC ("Common Interests") for most of the benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of any tax basis step-up we receive in connection with any future exchanges of such Common Interests and related transactions with JGW LLC.
Holders of Common Interests in JGW LLC other than us (the "Common Interestholders"), may in the future exchange Common Interests in JGW LLC for Class A common stock or, in the case of PGHI Corp., shares of our Class C common stock, par value $0.00001 per share (the "Class C common stock"), on a one-for-one basis (or, at JGW LLC's option, cash). JGW LLC has in effect an election under Section 754 of the Code, which may result in an adjustment to our share of the tax basis of the assets owned by JGW LLC at the time of such exchanges of Common Interests in JGW LLC. The exchanges may result in increases in our share of the tax basis of the tangible and intangible assets of JGW LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that we would otherwise be required to pay in the future.
In connection with our IPO, we entered into a tax receivable agreement with all Common Interestholders who hold in excess of approximately 1% of the Common Interests in JGW LLC outstanding immediately prior to our IPO. This agreement requires us to pay the Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize in any tax year from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests in JGW LLC for shares of Class A common stock or shares of Class C common stock (or cash). The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to us for operations and to make future distributions to holders of Class A common stock.
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
JLL Partners and its affiliates (collectively "JLL") owned a portion of its investment through a corporation. On October 7, 2014, we executed a merger (the "Blocker Merger"), where JLL received shares of newly issued Class A common stock, we acquired this corporation, and, we therefore, succeeded to certain tax attributes of said corporation. Please refer to Note 2 in the Notes to the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data.'" The tax receivable agreement requires us to pay JLL for the use of any such attributes in the same manner as payments made for cash savings from increases in tax basis as described above.
The owners of PGHI Corp., including DLJ Merchant Banking Partners IV, L.P. and affiliates of Credit Suisse Group AG, own their investment in us through PGHI Corp. In the event we engage in a merger with PGHI Corp. in which the shareholders of that corporation receive the shares of Class C common stock directly, we will succeed to certain tax attributes, if any, of such corporation. The tax receivable agreement requires us to pay the shareholders of PGHI Corp. for the use of any such attributes above a specific amount in the same manner as payments made for cash savings from increases in tax basis as described above.
While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors (including the timing of exchanges, the amount of gain recognized by an exchanging Common Interestholder, the amount and timing of our income and the tax rates in effect at the time any incremental tax deductions resulting from the increase in tax basis are utilized), we expect that the payments that we may make to the Common Interestholders that are parties to the tax receivable agreement could be substantial during the expected term of the tax receivable agreement. We will bear the costs of implementing the provisions of the tax receivable agreement. A tax authority may challenge all or part of the tax basis increases or the amount or availability of any tax attributes discussed above, as well as other related tax positions we take, and a court could sustain such a challenge. The Common Interestholders that are party to the tax receivable agreement will not reimburse us for any payments previously made to them in the event that, due to a successful challenge by the IRS or any other tax authority of the amount of any tax basis increase or the amount or availability of any tax attributes, our actual cash tax savings are less than the cash tax savings previously calculated and upon which prior payments under the tax receivable agreement were based. As a result, in certain circumstances we could make payments under the tax receivable agreement to the Common Interestholders that are party thereto in excess of the cash tax savings or other benefits that we actually realize. A successful challenge to our tax reporting positions could also adversely affect our other tax attributes and could materially increase our tax liabilities.
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
The tax receivable agreement provides that upon certain changes of control, we will be required to pay the Common Interestholders amounts based on assumptions regarding the remaining payments expected to be made under the tax receivable agreement (at our option, these payments can be accelerated into a single payment at the time of the change of control). As a result, we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and the up-front payment may be made years in advance of any actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity, and there can be no assurance that we will be able to finance our obligations under the tax receivable agreement.
Control by JLL of 84.7% of the combined voting power of our common stock and the fact that it is holding its economic interest through JGW LLC may give rise to conflicts of interest.
As of December 31, 2016, JLL controlled 84.7% of the combined voting power of our common stock. As a result, JLL is able to significantly influence the outcome of all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders or deprive holders of Class A common stock of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our business.
The interests of JLL may not always coincide with our interests or the interests of our other stockholders. JLL has significant relationships which it has developed over the years or may develop in the future and these relationships may affect who we work with to implement our strategy and could be influenced by motivations that may not directly benefit us, subject to applicable fiduciary or contractual duties. Also, JLL may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. This concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company where a single entity controls such a high percentage of the voting power.
In addition, because much of JLL's economic interests is held in JGW LLC, rather than directly through us, JLL may have conflicting interests with holders of shares of Class A common stock. For example, JLL will have different tax positions from the holders of shares of Class A common stock, which could influence JLL's decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration JLL's tax considerations even where no similar benefit would accrue to us or our other stockholders. Also, JGW LLC may sell additional Common Interests in JGW LLC to its current equity holders or to third parties, which could dilute the indirect aggregate economic interest of the holders of the Class A common stock in JGW LLC. Any such issuance would be subject to our approval as the managing member of JGW LLC.
The influence of JLL over our policies is further enhanced by the terms of the Director Designation Agreement that we entered into with JLL and PGHI Corp. in connection with the IPO, the Voting Agreement that JLL, PGHI Corp., and certain other Common Interestholders entered into in connection with the IPO and by the provisions of our certificate of incorporation. Under the terms of the Director Designation Agreement, JLL has the right to designate four director designees to our board of directors so long as JLL owns at least 934,488 Common Interests in JGW LLC and at least 20% of the aggregate number of Common Interests in JGW LLC held on such date by members of JGW LLC who were members of JGW LLC (or its predecessor) on July 12, 2011, and PGHI Corp. has the right to designate one director so long as PGHI Corp. (together with its then-current stockholders) or its assignee holds in the aggregate at least 436,104 Common Interests in JGW LLC. The parties to the Voting Agreement agree to vote all of their shares of Class A common stock, if any, and their shares of our Class B common stock, par value $0.0001 per share (the "Class B common stock"), if any, in favor of the election to our board of directors of our Chief Executive Officer, four designees of JLL and one designee of PGHI Corp. Pursuant to our certificate of incorporation, the four directors designated by JLL are each entitled to cast two votes on each matter presented to our board of directors until the earlier to occur of such time as we cease to be a "controlled company" within the meaning of applicable corporate governance standards of the exchange on which our securities are listed for trading at any given time or such time as JLL ceases to hold, in the aggregate, at least 934,488 Common Interests in JGW LLC and at least 20% of the aggregate number of Common Interests in JGW LLC held on such date by members of JGW LLC who were members of JGW LLC (or its predecessor) on July 12, 2011. Because our board consists of fewer than twelve directors, the four directors designated by JLL are, for so long as such directors have the right to cast two votes, able to determine the outcome of all matters presented to the board for approval.
Our directors who are affiliated with JLL, DLJ Merchant Banking Partners IV, L.P., PGHI Corp. and their respective investment funds do not have any obligation to report corporate opportunities to us.
Alexander R. Castaldi, Kevin T. Hammond, Gérard van Spaendonck, Robert N. Pomroy, and Francisco J. Rodriguez serve as our directors and also serve as partners, principals, directors, officers, members, managers, affiliates, service providers and/or employees of one or more of JLL, DLJ Merchant Banking Partners IV, L.P., PGHI Corp., and their respective affiliates and investment funds, which we refer to as the Corporate Opportunity Entities. Because the Corporate Opportunity Entities may engage in similar lines of business to those in which we engage, our certificate of incorporation allocates corporate opportunities between us and these entities. Specifically, none of the Corporate Opportunity Entities has any duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as do we. In addition, if any of them acquires knowledge of a potential transaction that may be a corporate opportunity for us and for the Corporate Opportunity Entities, subject to certain exceptions, we will not have any expectancy in such corporate opportunity, and they will not have any obligation to communicate such opportunity to us. Our stockholders are deemed to have notice of and to have consented to these provisions of our certificate of incorporation.
The above provision shall automatically, without any need for any action by us, be terminated and void at such time as the Corporate Opportunity Entities beneficially own less than 15% of our shares of common stock.

Risks Related To Ownership Of Our Class A Common Stock
We are an emerging growth company and the reduced disclosure requirements applicable to us may make our Class A common stock less attractive to investors.
We are an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933 (the "Securities Act"), as modified by the JOBS Act. As such, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We took advantage of the extended transition period as permitted under JOBS Act. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. We can remain an "emerging growth company" until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period, or (d) the end of fiscal 2018.
Notwithstanding the above, we are also currently a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million as of the last business day of our most recently completed second fiscal quarter. In the event that we are still considered a "smaller reporting company" at such time as we cease being an "emerging growth company," the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an "emerging growth company" or a "smaller reporting company." Specifically, similar to "emerging growth companies," "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an "emerging growth company" or "smaller reporting company" may make it harder for investors to analyze the Company’s results of operations and financial prospects, may cause investors to find our Class A common stock less attractive, and may result in a less active trading market for our Class A common stock and increased volatility in our stock price.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
The trading of our Class A common stock on the OTCQX instead of the New York Stock Exchange (the "NYSE") may have an unfavorable impact on our stock price and liquidity, as well as our ability to raise additional capital.
On June 17, 2016, we were notified by the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual requiring listed companies to maintain an average global market capitalization over a consecutive 30-day trading period of at least $15.0 million. As a result, the NYSE suspended trading of our Class A common stock at the close of trading on June 17, 2016. On June 20, 2016, our Class A common stock began trading on the OTCQX Market (the "OTCQX"), which is operated by OTC Markets Group, Inc., under the trading symbol "JGWE".
The OTCQX is an inter-dealer, over-the-counter market that is a significantly more limited market than the NYSE. Securities traded on the OTC markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. Quotes for stocks included on the OTC markets are not listed in newspapers, and, therefore, prices for securities traded solely on the OTC markets may be difficult to obtain. In addition, because our shares are traded on the OTCQX, we are subject to fewer rules and regulations, including with respect to corporate governance, than if the shares were traded on the NYSE. The trading of our shares on the OTCQX may result in a less liquid market available for existing and potential stockholders to trade shares of our Class A common stock and could depress the trading price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will continue to incur significant legal, accounting and other expenses that we did not incur prior to becoming a public company.
Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management's attention from implementing our business strategy, which could prevent us from improving our business, financial condition, results of operations and cash flows. We have made, and will continue to make, changes to our internal controls, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, results of operations and cash flows. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will continue to materially increase our general and administrative and professional and consulting expenses.
The market price and trading volume of our Class A common stock may continue to be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock is volatile and may continue to be highly volatile and could continue to be subject to wide fluctuations. Shares of our Class A common stock were sold in our IPO in November 2013 at a price of $14.00 per share, and through March 15, 2017, our Class A common stock has subsequently traded as high as $19.88 and as low as $0.18. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. Some, but not all of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

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
These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.
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
As of December 31, 2016, we have an aggregate of 483,727,455 Class A common stock authorized but unissued. We may issue all of this Class A common stock without any action or approval by our stockholders, subject to certain exceptions. Any Class A common stock issued in connection with our incentive plans or acquisitions, the exercise of outstanding stock options or warrants or otherwise would dilute the percentage ownership held by current holders of our Class A common stock.
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

•
entitle the four directors designated by JLL pursuant to the Director Designation Agreement to cast two votes on each matter presented to the board of directors until the earlier to occur of such time as we cease to be a "controlled company" within the meaning of the applicable corporate governance standards of the exchange on which our securities are listed for trading at any given time or such time as JLL ceases to hold, in the aggregate, at least 934,488 Common Interests in JGW LLC and at least 20% of the aggregate number of Common Interests in JGW LLC held on such date by members of JGW LLC who were members of JGW LLC (or its predecessor) on July 12, 2011;

•	authorize the issuance of "blank check" preferred stock without any need for action by stockholders;

•	eliminate the ability of stockholders to call special meetings of stockholders; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
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
The trading market for our Class A common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, nor can we guarantee that any analysts will continue to follow us and issue research reports. Furthermore, if one or more of the analysts who do cover us downgrades our company or our industry, or the stock of any of our competitors, the price of our Class A common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our Class A common stock to decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices, which also house our Structured Settlements segment, are located at 201 King of Prussia Road, Suite 501, Radnor, Pennsylvania 19087-5148 and consist of approximately 62,000 square feet of leased office space.
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
Petition to Enforce Civil Investigative Demand
On June 6, 2016, the CFPB filed a petition to Enforce Civil Investigative Demand against JGW LLC in the United States District Court for the Eastern District of Pennsylvania; Case No. 2:16-cv-02773-CDJ. The petition states that the CFPB has authority to issue a Civil Investigative Demand ("CID") whenever it has reason to believe that any person may have information relevant to a violation of Federal consumer financial laws, notes the history of the interaction between the CFPB and JGW LLC, and states that JGW LLC has refused to produce any additional materials in response to the third of three CIDs the CFPB served on JGW LLC. The petition requests that the court issue an order requiring JGW LLC to fully comply with the third CID. On July 13, 2016, the court issued an order for JGW LLC, on or before July 27, 2016, to show cause as to why the petition should not be granted. After discussion amongst the parties and petition to the court, on July 22, 2016, the court issued an order noting that JGW LLC would have until August 10, 2016 to file its submission in response to the petition, and that the CFPB would have until August 31, 2016 to file its response. JGW LLC filed its response on August 10, 2016 noting that the CFPB has the burden of demonstrating its authority to issue the CID and that it had failed to do so. The CFPB filed its response to JGW LLC's objection on August 31, 2016, requesting that the court defer to the CFPB’s determination of the scope of its investigative authority. On September 8, 2016 JGW LLC filed its reply and requested oral argument. The matter has been assigned to a magistrate and we are awaiting the court’s response.
Illinois Class Action Proceedings
In February 2014, a purported class action filing was made against us and our subsidiaries in the Circuit Court, 20th Judicial Circuit, St. Clair County, Illinois. The class action complaint, as amended, alleges that we violated the Illinois Consumer

Fraud and Deceptive Business Practices Act by, among other things, marketing, soliciting, and engaging in transfers of structured settlement payment rights despite knowledge of anti-assignment clauses in the underlying structured settlement agreements, and also alleges common law fraud, breach of the implied duty of good faith and fair dealing and violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") based on the same structured settlement purchase transactions. The plaintiffs seek to have the prior transfers declared void. The case was removed to the United States District Court for the Southern District of Illinois, transferred to the United States District Court for the Northern District of Illinois, Eastern Division; Case No.: 1:14-cv-09188, and subsequently remanded back to the Circuit Court of the 20th Judicial Circuit, St. Clair County, Illinois due to a finding that the United States District Court for the Northern District of Illinois lacked subject matter jurisdiction. Following the remand, upon our appeal, the United States Court of Appeals for the Seventh Circuit found that the United States District Court for the Northern District of Illinois had subject matter jurisdiction over the matter and remanded the case back to that court.
Based on amendments to the Illinois Structured Settlement Protection Act providing that where the terms of the structured settlement agreements prohibit sale, assignment, or encumbrance of such payment rights, a court is not precluded from hearing an application for transfer of the payment rights and ruling on the merits of such application, and a declaration that the amendment was "declarative of existing law", we believe that the original ruling in Illinois which commenced the continuing Illinois proceedings was not consistent with precedent and existing law, and we filed updates with the court accordingly. On July 27, 2016, the United States District Court for the Northern District of Illinois, Eastern Division entered an order granting in part and denying in part our motion to dismiss the plaintiffs’ complaint. The court dismissed with prejudice any claims based on allegations that the transfer approval orders were void. The court held that the Illinois courts that approved the original transfers had jurisdiction to approve the transfers and/or claims based on those orders being void ab initio were dismissed, as well as claims based on allegations that the venue was improper for the approval petitions or that the disclosures were inadequate. The court held that anti-assignment provisions in the original settlement agreements can be waived, but because the plaintiffs did not plead that they waived the anti-assignment clauses, the motion to dismiss those claims were denied. The court dismissed without prejudice plaintiffs’ claims under RICO because plaintiffs failed to allege two predicate acts as to each of the defendants. The court also dismissed claims against entities that were not in existence at the time of the transfers.  The court dismissed with prejudice claims for unjust enrichment and joint enterprise. The court denied the motion to dismiss the claims based on a breach of fiduciary duty, parts of the conversion claims and the defense of statute of limitations because plaintiffs’ complaint stated a claim. The court ordered the plaintiffs to file a third amended complaint by September 2, 2016 consistent with the order and set a status hearing for September 21, 2016. The plaintiffs filed a third amended complaint on September 2, 2016, which dropped certain of the claims and now asserts claims only for breach of fiduciary duty, tortious interference with contract, civil conspiracy, and conversion. At the September 21, 2016 conference, the parties discussed next steps in the matter but could not reach a settlement. The court indicated that it would address schedule, discovery issues and arbitration requests at a subsequent status conference. The court set another status for October 5, 2016 at which the court asked the parties to jointly submit a statement as to whether an exception to federal court jurisdiction was implicated in this case under the Class Action Fairness Act. The parties agreed that the exception did not apply and submitted their joint statement on October 27, 2016. Thereafter, the court set a briefing schedule for the defendants to file their motions to dismiss. Defendants filed their motions on December 22, 2016, plaintiffs filed responses on January 22, 2017, and Defendants filed their replies on February 13, 2017. A ruling date is scheduled for June 23, 2017. At the same time, Settlement Funding, LLC filed a motion to compel arbitration on December 22, 2016. On January 10, 2017, plaintiffs served written discovery on Settlement Funding concerning the issue of arbitrability and on January 23, 2017 filed a motion to stay briefing on the motion to compel arbitration pending discovery. On January 26, 2017, Settlement Funding filed a motion for protective order to bar discovery and the parties appeared in court on February 7, 2017 for a status on that issue. The court scheduled a status hearing for March 29, 2017 to issue a ruling on the motion for protective order and to schedule the remaining briefing on the motion to compel arbitration. The defendants continue to believe that some of the plaintiffs’ claims are time-barred and all claims are without merit and intend to vigorously defend these claims on a number of factual and legal grounds.
Other Litigation
On February 10, 2015, a competitor filed, in the United States District Court for the Central District of California, Western Division, a complaint alleging that the Company and certain of its affiliates have violated antitrust laws as a result of the 2011 merger between J.G. Wentworth, LLC and Peach Holdings Inc. and post-merger activities, and requested that the court find that there has been a Section 7 violation of the Clayton Act, assets are to be divested, an injunction should be issued and monetary damages should be awarded. After allowing the plaintiff two attempts to amend its original complaint to sustain a viable claim, on February 1, 2016, the court granted our motion to dismiss, with prejudice, and on February 10, 2016, the court entered a judgment accordingly. On February 26, 2016, the plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit; No. 16-55289 (D.C. No. 2:15-cv-00954-BRO-PJW). The parties have completed their briefing on the appeal and are awaiting the court’s next decision. We believe that the allegations made in the competitor's complaint and the basis for the appeal of the District Court's decision are without merit and intend to vigorously defend these allegations as the matter continues.
On August 3, 2016, Rockpoint Funding, LLC and Rockpoint Strategies, LLC (collectively, the "Plaintiffs") filed in the Superior Court of the State of California for the County of Los Angeles - Central District, Case No.: BC629359, an action against The J.G. Wentworth Company, Green Apple Management Company, LLC, PeachOne Funding SPV, LLC, Peachtree Funding

Northeast, LLC and Peachtree Pre-Settlement Funding, LLC (collectively, the "Defendants"). The complaint alleges that the Defendants breached an asset purchase agreement between the parties. Plaintiffs are seeking compensatory damages, attorney’s fees, costs and punitive damages. On September 28, 2016, the Defendants filed a demurrer to the allegations and supporting memorandum of points and authorities. On October 13, 2016, the Plaintiffs filed their opposition to the demurrer, and on October 19, 2016, the Defendants filed their reply. On October 26, 2016, the court held a hearing on the demurrer and issued a tentative ruling that granted the demurrer on various counts and overruled the demurrer on others. The court took the matter under advisement after the oral argument and, on November 1, 2016, adopted its tentative ruling as final. The Plaintiffs filed their First Amended Complaint on December 14, 2016 making similar allegations and adding items believed to be sufficient to sustain their claims. The Defendants filed their demurrer to the First Amended Complaint, the Plaintiffs responded and the Defendants filed their associated reply. On February 27, 2017, the Court issued its tentative ruling on the demurrer, noting that it was sustaining the demurer as relating to the claims for breach of contract, duty of good faith/fair dealing and promissory estoppel, without further leave to amend the complaint, and it was overruling the demurrer on the breach of duty to negotiate in good faith and negligent misrepresentation claims. The Plaintiffs have requested a hearing on this tentative ruling, which is currently scheduled for April 5, 2017 . The Defendants continue to believe the allegations are without merit and intend to defend themselves accordingly.
On December 29, 2016 Walter Jones (the “Plaintiff”) filed in the United States District Court, Southern District of New York, Case No.: 1:16-ccv-10018-JSR, an action against The J.G. Wentworth Company and Stewart A. Stockdale (collectively, the “Defendants”). The complaint alleged that the Defendants violated Section 10(b) and 20A of the Securities Exchange Act of 1934, committed fraud, made negligent misrepresentations and breached a duty of good faith in conjunction with the stock consideration provided by The J.G. Wentworth Company as part of the Stock Purchase Agreement dated March 6, 2015 and the associated transaction whereby the Plaintiff and two additional sellers sold the stock and their ownership in WestStar Mortgage, Inc. to The J.G. Wentworth Company in exchange for cash and stock. The Plaintiff sought monetary damages, costs, disbursements, punitive damages, attorneys’ fees and such other relief that the Court would deem just and proper. Subsequent to the filing, but prior to filing any responsive materials, the parties agreed to a settlement, and on February 16, 2017 the Plaintiff filed a Notice of Dismissal dismissing the action with prejudice. On February 19, 2017, the Court entered an Order approving of the dismissal with prejudice thus ending the matter.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock currently trades on the OTCQX Market under the symbol "JGWE." The following table sets forth the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange, through June 17, 2016, and the OTCQX Market, starting June 20, 2016, during each quarterly period for the years ended December 31, 2016 and 2015, respectively. Any over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2016	Low	High

First Quarter	$0.95	$1.81
Second Quarter	$0.20	$1.34
Third Quarter	$0.25	$0.46
Fourth Quarter	$0.18	$0.46

2015	Low	High

First Quarter	$8.78	$11.41
Second Quarter	$8.84	$11.36
Third Quarter	$4.32	$9.43
Fourth Quarter	$1.45	$5.95
Holders of Records

As of March 15, 2017, there were approximately 42 holders of record of our Class A common stock and 24 holders of record of our Class B common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There was no share repurchase activity during the fourth quarter of fiscal year 2016.
Item 6. Selected Financial Data.

	As of and For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Total assets	$4,992,907	$5,051,098	$5,182,709	$4,472,097	$4,298,597
Total long-term debt (1)	4,559,915	4,615,781	4,726,311	4,086,565	3,656,329
Total revenues	324,672	296,367	494,376	459,563	467,397
Net (loss) income	(98,015)	(197,140)	96,613	61,818	119,472
Net (loss) income attributable to non-controlling interests	(51,158)	(101,828)	65,402	67,395	2,731
Net (loss) income attributable to The J.G. Wentworth Company	(46,857)	(95,312)	31,211	(5,577)	116,741

Net (loss) income per Class A common stock of The J.G. Wentworth Company
Basic (2)	$(2.99)	$(6.49)	$2.40	$(0.54)	N/A
Diluted (2)	$(2.99)	$(6.49)	$2.40	$(0.54)	N/A
(1) The Company includes VIE derivative liabilities, at fair value, VIE long-term debt, VIE long-term debt issued by securitization and permanent financing trusts, at fair value, the term loan payable and capital leases from its consolidated balance sheets as its long-term debt.
(2) For the year ended December 31, 2013, the loss per common share attributable to the Company was computed for the period November 14, 2013 through December 31, 2013.
The selected financial data set forth under "Part II, Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations'" of this Annual Report on Form 10-K is incorporated herein by reference.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" and the "Cautionary Statement Regarding Forward-Looking Statements" sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are focused on providing direct-to-consumer access to financing solutions through a variety of avenues, including: mortgage lending, structured settlement, annuity and lottery payment purchasing, prepaid cards, and access to providers of personal loans. Our direct-to-consumer businesses use digital channels, television, direct mail, and other channels to offer access to financing solutions. We warehouse, securitize, sell or otherwise finance the financial assets that we purchase in transactions that are structured to ultimately generate cash proceeds to us that exceed the purchase price we paid for those assets.

We currently operate our business through two business segments: (i) Structured Settlements and (ii) Home Lending. Our Structured Settlements segment provides liquidity to customers by purchasing structured settlements, annuities and lottery winnings. Structured Settlements also includes corporate activities, payment solutions, pre-settlements and providing (i) access to providers of personal lending and (ii) access to providers of funding for pre-settled legal claims. Our Home Lending segment specializes in originating, selling and servicing residential mortgage loans.
2016 Highlights
In the first half of 2016, we focused on improving performance of our Structured Settlements business, maintaining adequate liquidity through funding source optimization and rigorous expense controls while continuing to grow our Home Lending business. Within our Structured Settlements business, we completed our turnaround strategy in our marketing and operations functions which enabled us to reduce costs while achieving higher conversion rates. During the second half of 2016, we concentrated on continuing to grow our market share in the Home Lending business through operational scale while focusing on capital market execution and anticipating changes in the interest rate environment. Our Home Lending business achieved record closed loan volume originations of $3.4 billion as a result of our strong affinity relationships that leveraged the strength of our brand name. We continued to access the capital markets through the execution of a securitization of our structured settlements assets and completed direct asset sales to extract what we believe was the maximum profitability based on current market conditions and underlying economics. During 2016, we completed the initial close and subsequent pre-funding transactions associated with two direct asset sales generating an aggregate of $87.0 million in net cash proceeds and the initial close associated with a securitization transaction which generated $17.6 million in net cash proceeds. In addition, we issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash associated with 36 of the Company's previously executed securitizations, which generated $65.9 million in net cash proceeds. Our payment solutions group also expanded its channels and offerings to include solutions for the lottery and gaming industries. As of December 31, 2016, our payment solutions group was still in the early stage of development and had not generated significant revenues.
Results of Operations
Comparison of Consolidated Results for the Years Ended December 31, 2016 and 2015

	Years Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Total revenues	$324,672	$296,367	$28,305	9.6%
Total expenses	438,027	511,723	(73,696)	(14.4)
Loss before income taxes	(113,355)	(215,356)	102,001	47.4
Benefit for income taxes	(15,340)	(18,216)	2,876	15.8
Net loss	(98,015)	(197,140)	99,125	50.3
Less: net loss attributable to non-controlling interests	(51,158)	(101,828)	50,670	49.8
Net loss attributable to The J.G. Wentworth Company	$(46,857)	$(95,312)	$48,455	50.8%

Total TRB Purchases	$713,371	$987,618	$(274,247)	(27.8)%
Interest rate locks - volume (1)	$5,264,222	$1,290,586	$3,973,636	307.9%
Loans closed - volume (1)	$3,424,237	$843,208	$2,581,029	306.1%
(1) Includes activity since the acquisition of Home Lending on July 31, 2015.
The $102.0 million decrease in our loss before income taxes was principally due to a $75.0 million decrease in our pre-tax loss from our Structured Settlements segment that was the result of: (i) $121.6 million in impairment charges recognized during the year ended December 31, 2015 as compared to $5.5 million in impairment charges recognized during the year ended December 31, 2016 and (ii) a $15.1 million decrease in advertising expense as part of our previously announced cost-saving initiatives, partially offset by a $62.8 million unfavorable change in realized and unrealized gains on VIE and other finance receivables, long term debt and derivatives driven by lower TRB purchases and a decrease in realized and unrealized gains on unsecuritized finance receivables. The decrease in Structured Settlements' pre-tax loss was coupled with an increase of $27.0 million in pre-tax income generated by our Home Lending segment that was driven by growth in interest rate lock volume of approximately $4.0 billion due in part to the low interest rate environment and as a result of only five months of Home Lending's results of operations being included in the Company's consolidated results for the year ended December 31, 2015.
We recorded a consolidated income tax benefit during the year ended December 31, 2016 of $15.3 million compared to a benefit of $18.2 million for the year ended December 31, 2015. Our overall effective tax rate was 13.5% for the year ended

December 31, 2016 compared to an overall effective rate of 8.5% for the year ended December 31, 2015. The increase in the overall effective tax rate was due primarily to the impact of the $121.6 million impairment charge on goodwill and intangible assets recorded in 2015 and the Company recorded a valuation allowance of $11.9 million in 2016 due to the uncertainty that it will fully benefit from the losses incurred during the current and prior years. The Company is recording certain deferred tax liabilities as it is now required to file tax returns in jurisdictions where it has no offsetting loss carryforwards.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $51.2 million net loss attributable to the non-controlling interests for the year ended December 31, 2016 represents the non-controlling interests' 45.5% weighted average economic interest in JGW LLC's net loss for the year ended December 31, 2016. The $101.8 million net loss attributable to the non-controlling interests for the year ended December 31, 2015 represents the non-controlling interests' 48.3% weighted average economic interest in JGW LLC's net income for the year ended December 31, 2015.
Comparison of Consolidated Results for the Years Ended December 31, 2015 and 2014

	Years Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
Total revenues	$296,367	$494,376	$(198,009)	(40.1)%
Total expenses	511,723	376,623	135,100	35.9
(Loss) income before income taxes	(215,356)	117,753	(333,109)	(282.9)
(Benefit) provision for income taxes	(18,216)	21,140	(39,356)	(186.2)
Net (loss) income	(197,140)	96,613	(293,753)	(304.1)
Less: net (loss) income attributable to non-controlling interests	(101,828)	65,402	(167,230)	(255.7)
Net (loss) income attributable to The J.G. Wentworth Company	$(95,312)	$31,211	$(126,523)	(405.4)%

Total TRB Purchases	$987,618	$1,077,796	$(90,178)	(8.4)%
Interest rate locks - volume (1)	$1,290,586	$—	$1,290,586	N/A
Loans closed - volume (1)	$843,208	$—	$843,208	N/A
(1) Includes activity since the acquisition of Home Lending on July 31, 2015.
The change in our net (loss) income before income taxes was principally due to a $335.1 million decline in pre-tax income from our Structured Settlements segment that was the result of: (i) a $221.1 million decrease in realized and unrealized gains on VIE and other finance receivables, long term debt and derivatives driven by: (a) an unfavorable movement in the fair value interest rate used to value our residual interest cash flows, (b) lower TRB purchases, and (c) a decrease in the current year's discount rate applied to TRB purchases, and (ii) the current year's impairment charges totaling $121.6 million to reduce the segment's goodwill and intangible assets to their respective fair values. Our Home Lending segment, which we acquired on July 31, 2015, generated pre-tax income of $2.0 million in 2015.
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

Comparison of Structured Settlements Results for the Years Ended December 31, 2016 and 2015

	Years Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$189,216	$189,394	$(178)	(0.1)%
Realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	17,225	80,023	(62,798)	(78.5)
Servicing, broker, and other fees	4,875	4,859	16	0.3
Realized and unrealized gains (losses) on marketable securities, net	4,083	(4,641)	8,724	188.0
Total revenues	$215,399	$269,635	$(54,236)	(20.1)%

EXPENSES
Advertising	$44,858	$59,961	$(15,103)	(25.2)%
Interest expense	218,519	207,099	11,420	5.5
Compensation and benefits	32,172	38,997	(6,825)	(17.5)
General and administrative	19,978	18,679	1,299	7.0
Professional and consulting	12,933	20,801	(7,868)	(37.8)
Debt issuance	5,117	6,741	(1,624)	(24.1)
Securitization debt maintenance	5,605	5,912	(307)	(5.2)
Provision for losses	3,431	4,546	(1,115)	(24.5)
Depreciation and amortization	3,095	3,878	(783)	(20.2)
Installment obligations expense (income), net	6,538	(1,225)	7,763	633.7
Impairment charges and loss on disposal of assets	5,483	121,594	(116,111)	(95.5)
Total expenses	$357,729	$486,983	$(129,254)	(26.5)%
Loss before income taxes	(142,330)	(217,348)	75,018	34.5
Benefit for income taxes	(15,340)	(18,614)	3,274	17.6
Net loss	$(126,990)	$(198,734)	$71,744	36.1%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$604,846	$879,159	$(274,313)	(31.2)%
Life contingent structured settlements and annuities	108,525	97,696	10,829	11.1
Pre-settlement fundings	—	10,763	(10,763)	(100.0)
Total TRB purchases	$713,371	$987,618	$(274,247)	(27.8)%

Revenues
Total revenues for the year ended December 31, 2016 were $215.4 million, a decrease of $54.2 million, or 20.1%, from $269.6 million for the year ended December 31, 2015. The decrease was primarily attributable to a $62.8 million unfavorable change in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives, partially offset by an $8.7 million increase in realized and unrealized gains on marketable securities, net.
Interest income for the years ended December 31, 2016 and 2015 was comprised of the following:

	For the years ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$180,657	$176,048	$4,609	2.6%
Interest income on installment obligations	2,455	3,416	(961)	(28.1)
Interest income on pre-settlement funding transaction receivables	5,162	9,117	(3,955)	(43.4)
Interest income on notes receivable	816	773	43	5.6
Other interest income	126	40	86	215.0
Total interest income	$189,216	$189,394	$(178)	(0.1)%
The $4.6 million increase in accretion income on finance receivables was primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized assets, partially offset by a decrease in our average outstanding securitized finance receivables balance during the periods. The $4.0 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized gains on VIE and other finance receivables, long-term debt, and derivatives for the years ended December 31, 2016 and 2015 was comprised of the following:

	For the years ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(In thousands)
Day one gains	$113,355	$171,200	$(57,845)	(33.8)%
Losses from changes in fair value subsequent to day one	(13,881)	(15,804)	1,923	12.2
Total realized and unrealized gains on unsecuritized finance receivables	99,474	155,396	(55,922)	(36.0)
Realized and unrealized losses on interest rate swaps related to warehouse facilities	(1,544)	(132)	(1,412)	(1,069.7)
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	97,930	155,264	(57,334)	(36.9)
Unrealized losses on securitized finance receivables, debt and derivatives	(77,652)	(75,834)	(1,818)	(2.4)
Gain on extinguishment of securitized debt	—	593	(593)	(100.0)
Loss on termination of interest rate swaps related to securitized debt	(3,053)	—	(3,053)	100.0
Total realized and unrealized losses on securitized finance receivables, debt and derivatives	(80,705)	(75,241)	(5,464)	(7.3)
Total realized and unrealized gains on finance receivables, securitized debt and derivatives	$17,225	$80,023	$(62,798)	(78.5)%
Total realized and unrealized gains on unsecuritized finance receivables represent: (i) unrealized gains and losses on finance receivables acquired from customers prior to their securitization and (ii) realized gains and losses on finance receivables acquired from customers resulting from their inclusion in direct asset sale transactions.

Newly acquired finance receivable assets are accounted for at fair value until they are securitized or disposed of pursuant to a direct asset sale. Subsequent to acquisition but prior to securitization or sale, the Company generally borrows against purchased finance receivables pursuant to one of its revolving credit facilities. When the Company borrows against its finance receivables, it transfers the encumbered assets into a VIE. If the finance receivables are securitized, immediately prior to securitization, the securitized assets are adjusted to their current fair value and the resulting change in fair value is included in gains/(losses) from changes in fair value subsequent to day one. If the finance receivables are included in a direct asset sale, the previously recognized unrealized gains/(losses) are reversed and the difference between the purchase price and sales price is recorded as a realized gain and included in gains/(losses) from changes in fair value subsequent to day one. The difference between the price paid to acquire finance receivables and their fair value at the end of the month acquired is referred to as "day one gains". Changes in fair value of finance receivables acquired in prior months are referred to as "gains (losses) from changes in fair value subsequent to day one".
Total realized and unrealized gains on unsecuritized finance receivables for the year ended December 31, 2016 decreased $55.9 million from the year ended December 31, 2015 primarily due to a decrease of $263.5 million, or 27.0%, in guaranteed and life contingent structured settlement, annuity and lottery TRB purchases, from $976.9 million for the year ended December 31, 2015 to $713.4 million for the year ended December 31, 2016.
The $1.5 million loss on interest rate swaps related to warehouse facilities during the year ended December 31, 2016 was the result of the termination of interest rate swaps with a notional value of $75.2 million that were executed as part of our strategy to hedge interest rate risk. The $0.1 million loss on interest rate swaps related to warehouse facilities during the year ended December 31, 2015 was the result of the termination of interest rate swaps with a notional value of $61.1 million that were executed as part of our strategy to hedge interest rate risk.
The $1.8 million increase in unrealized losses on securitized finance receivables, debt and derivatives was primarily the result of: (i) a $9.4 million unfavorable change in the unrealized gain (loss) on the securitized finance receivables, debt and derivatives associated with the Peachtree Structured Settlements LLC permanent financing facility primarily due to an early amortization event that occurred during the first quarter of 2016 which resulted in future excess cash flows being applied to the prepayment of the outstanding debt and derivatives and (ii) a $9.1 million unfavorable change in the unrealized gain (loss) on other securitized finance receivables (other than the associated residual interests), securitized debt and derivatives resulting principally from movements in the fair value discount rates used to value these items, partially offset by a $16.7 million favorable change in the unrealized loss on our residual interests as a result of movement in the fair value interest rate used to value our residual interest cash flows during the year ended December 31, 2016 compared to the prior year.
The $0.6 million gain on extinguishment of securitized debt during the year ended December 31, 2015 resulted from the early repayment of the 2004-A securitization debt issued by Structured Receivables Finance #1, LLC. The associated finance receivables subsequently were included in the 2015-1 securitization. There was no gain on extinguishment of securitized debt during the year ended December 31, 2016.
The $3.1 million loss on termination of interest rate swaps related to securitized debt during the year ended December 31, 2016 represents the loss on the termination of interest rate swaps related to the Peachtree Structured Settlements, LLC ("PSS") securitized debt that had a notional value of $13.8 million. There was no loss on the termination of interest rate swaps related to securitized debt during the year ended December 31, 2015.
Realized and unrealized gains on marketable securities, net, was a $4.1 million gain for the year ended December 31, 2016, a favorable change from the $4.6 million loss for the year ended December 31, 2015, due to higher investment returns on marketable securities. The increase was primarily offset by a corresponding increase in installment obligations expense (income), net. These amounts relate to the marketable securities and installment obligations payable on our consolidated balance sheets. The marketable securities are owned by us but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income.
Expenses
Total expenses for the year ended December 31, 2016 were $357.7 million, a decrease of $129.3 million, or 26.5%, from expenses of $487.0 million for the year ended December 31, 2015.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $44.9 million for the year ended December 31, 2016 from $60.0 million for the year ended December 31, 2015, primarily due to a $10.0 million decrease in our television spend and a $5.1 million decrease in our internet, direct mailing, and other advertising expenses. These actions were part of our previously announced plan to turn around the Structured Settlements segment in part by overhauling our media spend. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our term loan, increased by 5.5% to $218.5 million for the year ended December 31, 2016 from $207.1 million for the year ended

December 31, 2015. The $11.4 million increase was primarily attributable to a $11.3 million increase in interest expense associated with our VIE securitized debt that resulted from an increase in the average outstanding balance between periods, coupled with an increase in the interest rate used to calculate interest expense.
Compensation and benefits expense decreased to $32.2 million for the year ended December 31, 2016 from $39.0 million for the year ended December 31, 2015, primarily due to an $8.1 million decrease in salaries, commissions and payroll taxes that resulted from a combination of lower headcount and lower commissions due to lower TRB purchase volume in the current year compared to the prior year.
Professional and consulting costs decreased to $12.9 million for the year ended December 31, 2016 from $20.8 million for the year ended December 31, 2015. The $7.9 million decrease was primarily due to third-party fees incurred in connection with the 2015 acquisition of Home Lending and an overall decrease in the use of outside consultants as part of our cost-savings initiatives.
Debt issuance costs decreased to $5.1 million for the year ended December 31, 2016 from $6.7 million for the year ended December 31, 2015. The $5.1 million of debt issuance costs incurred in the year ended December 31, 2016 related to: (i) $0.5 million in fees to amend certain provisions of our previously issued securitization debt, (ii) $2.6 million in fees paid in connection with the issuance of $207.5 million of notes payable that are collateralized by the residual asset cash flows and reserve cash related to 36 of our securitizations, and (iii) $2.0 million in fees paid related to the 2016-1 securitization transaction that closed in October 2016. The $6.7 million of debt issuance costs incurred in the year ended December 31, 2015 related to fees incurred in connection with three securitization transactions that closed during 2015. During the year ended December 31, 2016, we issued $117.3 million in securitized debt, a decrease of $358.6 million from the $475.9 million in securitized debt issued in 2015, due primarily to the Company electing to complete two direct asset sales in the first nine months of 2016 which do not result in the issuance of securitized debt. Underwriting fees associated with our securitizations are calculated as a percentage of the principal amount of debt issued.
During the second quarter of 2016, we re-evaluated our projections for our Structured Settlements segment based on lower than anticipated results that were included in the prior year's annual impairment test and a continued decline in the stock price of our Class A common stock. Accordingly, we determined these events constituted a triggering event requiring the Company to test the indefinite-lived trade name and finite-lived customer-relationships intangible assets acquired in connection with the 2011 acquisition of OAC for potential impairment. As a result of this analysis, we determined the trade name and the customer-relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an impairment charge of $5.5 million in our consolidated statements of operations. The $5.5 million impairment charge was comprised of the following: (i) a $2.8 million write-down of the trade name and (ii) a $2.7 million write-down of the finite-lived customer relationships. We also determined that the remaining useful lives of our intangible assets within the Structured Settlements reporting unit were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years. We also determined in connection with this analysis that the trade name is a finite-lived asset.
During the year ended December 31, 2015, based on review of our projections for our Structures Settlements segment based on lower than anticipated results, a significant decline in the stock price of our Class A common stock, and a re-assessment of the reporting unit's brand strategy, we recorded impairment charges of $121.6 million comprised of the following: (i) an $85.0 million write-down of goodwill, (ii) a $35.5 million write-down of the indefinite-lived trade name, and (iii) a $1.1 million write-down of other intangible assets.

Comparison of Structured Settlements Results for the Years Ended December 31, 2015 and 2014

	Years Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$189,394	$186,958	$2,436	1.3%
Realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	80,023	300,344	(220,321)	(73.4)
Servicing, broker, and other fees	4,859	4,088	771	18.9
Realized and unrealized (losses) gains on marketable securities, net	(4,641)	888	(5,529)	(622.6)
Realized gain on notes receivable, at fair value	—	2,098	(2,098)	(100.0)
Total Revenues	$269,635	$494,376	$(224,741)	(45.5)%

EXPENSES
Advertising	$59,961	$68,489	$(8,528)	(12.5)%
Interest expense	207,099	200,798	6,301	3.1
Compensation and benefits	38,997	41,108	(2,111)	(5.1)
General and administrative	18,679	18,567	112	0.6
Professional and consulting	20,801	18,452	2,349	12.7
Debt issuance	6,741	8,683	(1,942)	(22.4)
Securitization debt maintenance	5,912	6,161	(249)	(4.0)
Provision for losses	4,546	4,806	(260)	(5.4)
Depreciation and amortization	3,878	4,168	(290)	(7.0)
Installment obligations (income) expense, net	(1,225)	5,322	(6,547)	(123.0)
Impairment charges and loss on disposal of assets	121,594	69	121,525	176,123.2
Total Expenses	$486,983	$376,623	$110,360	29.3%
(Loss) income before income taxes	(217,348)	117,753	(335,101)	(284.6)
(Benefit) provision for income taxes	(18,614)	21,140	(39,754)	(188.1)
Net (loss) income	$(198,734)	$96,613	$(295,347)	(305.7)%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$879,159	$939,051	$(59,892)	(6.4)%
Life contingent structured settlements and annuities	97,696	111,590	(13,894)	(12.5)
Pre-settlement fundings	10,763	27,155	(16,392)	(60.4)
Total TRB purchases	$987,618	$1,077,796	$(90,178)	(8.4)%
Revenues
Total revenues for the year ended December 31, 2015 were $269.6 million, a decrease of $224.7 million, or 45.5%, from revenues of $494.4 million for the year ended December 31, 2014. The decrease was primarily attributable to a $221.1 million decrease in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives and a $5.5 million increase in realized and unrealized losses on marketable securities.

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
Realized and unrealized gains on VIE and other finance receivables, long-term debt, and derivatives for the years ended December 31, 2015 and 2014 was comprised of the following:

	For the years ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
	(In thousands)
Day one gains	$171,200	$209,858	$(38,658)	(18.4)%
(Losses) gains from changes in fair value subsequent to day one	(15,804)	5,905	(21,709)	(367.6)
Total realized and unrealized gains on unsecuritized finance receivables	155,396	215,763	(60,367)	(28.0)
Realized and unrealized losses on interest rate swaps related to warehouse facilities	(132)	(645)	513	79.5
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	155,264	215,118	(59,854)	(27.8)
Unrealized (losses) gains on securitized finance receivables, debt and derivatives	(75,834)	84,956	(160,790)	(189.3)
Gain on extinguishment of securitized debt	593	270	323	119.6
Total realized and unrealized (losses) gains on securitized finance receivables, debt and derivatives	(75,241)	85,226	(160,467)	(188.3)
Total realized and unrealized gains on finance receivables, securitized debt and derivatives	$80,023	$300,344	$(220,321)	(73.4)%
Total realized and unrealized gains on unsecuritized finance receivables represent: (i) unrealized gains and losses on finance receivables acquired from customers prior to their securitization and (ii) realized gains and losses on finance receivables acquired from customers resulting from their inclusion in direct asset sale transactions.

Newly acquired finance receivable assets are accounted for at fair value until they are securitized or disposed of pursuant to a direct asset sale. Subsequent to acquisition but prior to securitization or sale, the Company generally borrows against purchased finance receivables pursuant to one of its revolving credit facilities. When the Company borrows against its finance receivables, it transfers the encumbered assets into a VIE. If the finance receivables are securitized, immediately prior to securitization, the securitized assets are adjusted to their current fair value and the resulting change in fair value is included in gains/(losses) from changes in fair value subsequent to day one. If the finance receivables are included in a direct asset sale, the previously recognized unrealized gains/(losses) are reversed and the difference between the purchase price and sales price is recorded as a realized gain and included in gains/(losses) from changes in fair value subsequent to day one. The difference between the price paid to acquire finance receivables and their fair value at the end of the month acquired is referred to as "day one gains". Changes in fair value of finance receivables acquired in prior months are referred to as "gains (losses) from changes in fair value subsequent to day one".
Total realized and unrealized gains on unsecuritized finance receivables for the year ended December 31, 2015 decreased $60.4 million from the year ended December 31, 2014 as a result of the following: (i) approximately $45.2 million was due to a change in the discount rate applied to TRB purchases, or purchase yield, as compared to the prior year coupled with an unfavorable movement in the fair value interest rate used to value these assets during the respective periods, and (ii) approximately $15.2 million was due to a $73.8 million decrease, or 7.0%, in guaranteed structured settlements, annuities and lotteries and life contingent structured settlements and annuities TRB purchases, from $1.1 billion for the year ended December 31, 2014 to $976.9 million for the year ended December 31, 2015.
The $0.1 million loss on interest rate swaps related to warehouse facilities during the year ended December 31, 2015 was the result of the termination of interest rate swaps with a notional value of $61.1 million that were executed as part of our strategy to hedge interest rate risk. The $0.6 million loss on interest rate swaps related to warehouse facilities during the year ended December 31, 2014 was the result of the termination of interest rate swaps with a notional value of $46.5 million that were executed as part of our strategy to hedge interest rate risk.
The $160.8 million change in unrealized (losses) gains on securitized finance receivables, debt and derivatives was primarily the result of: (i) an unfavorable movement in the fair value interest rate used to value our residual interest cash flows during the year ended December 31, 2015, compared to a favorable movement in the associated fair value interest rate during the year ended December 31, 2014. Specifically, the discount rate used to fair value our residual interests increased from 5.97% as of December 31, 2014 to 8.30% as of December 31, 2015 as result of the widening of spreads in the asset-backed securities market during 2015. In comparison, the discount rate used to fair value our residual interests decreased from 7.85% as of December 31, 2013 to 5.97% at December 31, 2014, primarily as a result of both the decrease in spreads in the asset-backed securities market and in long term interest rates in general during 2014, both of which are used in the calculation of the fair value discount rate used to estimate the fair value of our residual interest cash flows.
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
Compensation and benefits expense decreased to $39.0 million for the year ended December 31, 2015 from $41.1 million for the year ended December 31, 2014, primarily due to (i) a $3.5 million decrease in incentive compensation expense and (ii) a $1.1 million reduction in share-based compensation expense, which was partially offset by (a) a $1.0 million increase in severance expense related to the departure of several senior executives during the year ended 2015, including our former President and Chief Operating Officer, and (b) higher labor costs necessary to execute on our strategy of entering new lines of business and improving our information, data and analytic capabilities.
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
During the third quarter of 2015, we re-evaluated our projections for our Structured Settlements segment based on lower than anticipated results, a significant decline in the stock price of our Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, we determined these events constituted a triggering event requiring us to test the goodwill and finite and indefinite-lived intangible assets acquired in connection with the 2011 acquisition of OAC for potential impairment. As a result of this analysis, we determined in the third quarter that the trade name within the reporting unit was impaired and recorded a $29.9 million impairment charge in the consolidated statements of operations.
During the fourth quarter of 2015, we performed our annual goodwill and indefinite-lived intangible asset impairment test. The results of the analysis indicated an additional impairment of the trade name as well as an impairment of the goodwill within the reporting unit. Consequently, we recorded an additional impairment charge of $91.7 million in the fourth quarter comprised of the following: (i) an $85.0 million write-down of goodwill, (ii) an additional $5.6 million write-down of the indefinite-lived trade name, and (iii) a $1.1 million write-down of other intangible assets. While we believe our assumptions used in the determination of the asset's fair value are reasonable, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the remaining intangible assets, an increase in discount rates, and/or a decrease in our projected growth rates used in the discounted cash flow model could result in future impairment charges.

Home Lending
Comparison of Home Lending Results for the Years Ended December 31, 2016 and 2015

	Years Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$3,816	$809	$3,007	371.7%
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	75,102	18,590	56,512	304.0
Changes in mortgage servicing rights, net	12,410	1,649	10,761	652.6
Servicing, broker, and other fees	8,949	3,141	5,808	184.9
Loan origination fees	8,996	2,543	6,453	253.8
Total revenues	$109,273	$26,732	$82,541	308.8%

EXPENSES
Advertising	$10,365	$3,859	$6,506	168.6%
Interest expense	5,980	1,446	4,534	313.6
Compensation and benefits	47,578	13,659	33,919	248.3
General and administrative	6,892	2,378	4,514	189.8
Professional and consulting	1,822	685	1,137	166.0
Provision for losses	2,527	1,030	1,497	145.3
Direct subservicing costs	3,415	948	2,467	260.2
Depreciation and amortization	1,719	735	984	133.9
Total expenses	$80,298	$24,740	$55,558	224.6%
Income before income taxes	28,975	1,992	26,983	1,354.6
Provision for income taxes	—	398	(398)	(100.0)
Net income	$28,975	$1,594	$27,381	1,717.8%

Mortgage Originations:
Interest rate locks - units	20,078	5,085	14,993	294.8%
Interest rate locks - volume	$5,264,222	$1,290,586	$3,973,636	307.9%
Loans closed - units	12,886	3,291	9,595	291.6%
Loans closed - volume	$3,424,237	$843,208	$2,581,029	306.1%

	Balance at December 31, 2016		Balance at December 31, 2015
Mortgage Servicing:	(Dollars in thousands)
Loan count - servicing	16,817		12,504
Average loan amount	$241		$238
Average interest rate	3.57%		3.72%
Our Home Lending segment's results for the year ended December 31, 2016 are not directly comparable to the same period in the prior year since we acquired Home Lending on July 31, 2015. As a result, only five months of Home Lending's results of operations were included in the prior year's reporting period.
Interest income principally relates to our mortgage loans held for sale, at fair value, which is recognized in income prior to the loan being sold, and is based on the principal amount outstanding and contractual interest rates.
In evaluating performance, we net the gains on mortgage loans sold, unrealized gains on mortgage loans held for sale, interest rate lock commitments ("IRLCs"), and associated derivative instruments (i.e., forward sale commitments to deliver mortgage loans and forward sales of MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in our consolidated statements of operations. During the year ended December 31, 2016, we generated $82.2 million in gross revenue from the sale of mortgage loans and netted against it $7.1 million in direct costs, as compared to the year ended December 31, 2015, when we generated $20.5 million in gross revenue from the sale of mortgage loans and netted against it $1.9 million in direct costs.
U.S. GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSRs are subsequently measured at fair value at each reporting period. The increase (decrease) in the fair value of our MSRs portfolio resulting from: (i) loans sold with servicing rights retained; (ii) the runoff of our MSRs portfolio including payoffs; and (iii) changes in fair valuation inputs and assumptions is included in changes in MSRs, net, in our consolidated statements of operations. During the year ended December 31, 2016, the value of our MSRs increased by $12.4 million due to the $1.1 billion net increase in the unpaid principal balance of our MSRs portfolio, coupled with a $2.8 million increase in the fair value of MSRs resulting from the increase in mortgage interest rates during the year. From the date of acquisition through December 31, 2015, the fair value of our MSRs increased by $1.6 million primarily due to the $212.4 million net increase in the unpaid principal balance of our MSRs portfolio.
Servicing, broker and other fees represent revenue recognized for servicing mortgage loans for various investors that are based on a contractual percentage of the outstanding principal balance. The primary driver of our servicing revenue is our MSRs portfolio. The outstanding unpaid principal balance of serviced mortgages was $4.1 billion as of December 31, 2016, an increase of $1.1 billion from the prior year unpaid principal balance of serviced mortgages of $3.0 billion.
Loan origination fee income earned during the years ended December 31, 2016 and 2015 was $9.0 million and $2.5 million, respectively, which represents revenue earned from originating mortgage loans and generally represents flat, per loan fee amounts.
Advertising expense consists of our marketing costs including television, internet, direct mail and other related expenses. Advertising expense for the five months ended December 31, 2015 included $0.7 million in costs associated with the re-branding of WestStar Mortgage Inc. as J.G. Wentworth Home Lending, Inc. (and ultimately J. G. Wentworth Home Lending, LLC) and the production costs for new television commercials that began to air in the third quarter of 2015.
Interest expense represents interest on Home Lending's: (i) five warehouse credit facilities with various financial institutions used to originate mortgage loans held for sale that had a combined maximum borrowing capacity of $365.0 million as of December 31, 2016; and (ii) a single operating line of credit, which is collateralized by our MSRs, with a maximum borrowing capacity of $10.0 million as of December 31, 2016.
Compensation and benefits includes salaries for Home Lending employees, commissions paid to loan officers, applicable taxes and the cost of providing employee benefits. During the year ended December 31, 2016, Home Lending recorded severance charges of $0.5 million related primarily to the departure of two former owners of the acquired entity.
Home Lending's general and administrative expense primarily represents the cost to lease and operate the segment's headquarters in Woodbridge, Virginia and the various retail and direct lending call center offices across the country.
The provision for losses represents estimates of losses to be incurred on the repurchase or indemnification of purchasers of mortgage loans. Certain sales contract and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the nature and extent of underwriting standards. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. We record a provision for estimated repurchases and loss indemnification on loans sold, which is charged to the provision for losses. In addition, the provision for losses also includes a reserve for potential losses related to impaired loans within our servicing portfolio, which include various factors such historical loss experience, actual write-offs during the period, known delinquent loans and GSE guidelines.

Reconciliation of our Segments' Net Loss (Income) to Net (Loss) Income Attributable to The J.G. Wentworth Company
The table below presents a reconciliation of the two reportable Segments' Net Loss to Net Loss Attributable to The J.G. Wentworth Company for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,		2016 vs. 2015		Years Ended December 31,		2015 vs. 2014
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
	(Dollars in thousands)
Structured Settlements Segment	$(126,990)	$(198,734)	$71,744	36.1%	$(198,734)	$96,613	$(295,347)	(305.7)%
Home Lending Segment (1)	28,975	1,594	27,381	1,717.8	1,594	—	1,594	100.0
Net Loss	$(98,015)	$(197,140)	$99,125	50.3%	$(197,140)	$96,613	$(293,753)	304.1%
Less net (loss) income attributable to non-controlling interests	(51,158)	(101,828)	50,670	49.8	(101,828)	65,402	(167,230)	255.7
Net (loss) income attributable to The J.G. Wentworth Company	$(46,857)	$(95,312)	$48,455	50.8%	$(95,312)	$31,211	$(126,523)	405.4%
(1) Home Lending was acquired on July 31, 2015, and, therefore, the results for the year ended December 31, 2015 include only two months of Home Lending’s operations.

Quarterly Financial Data

	Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Total revenues	$106,574	$68,797	$82,724	$66,577
Income (loss) before income taxes	800	(42,690)	(29,776)	(41,689)
Net income (loss)	(648)	(38,807)	(23,510)	(35,050)
Net loss attributable to non-controlling interests	615	(20,094)	(12,716)	(18,963)
Net loss attributable to The J.G. Wentworth Company	(1,263)	(18,713)	(10,794)	(16,087)

Net loss per Class A common stock of The J.G. Wentworth Company
Basic*	$(0.08)	$(1.19)	$(0.69)	$(1.03)
Diluted*	$(0.08)	$(1.19)	$(0.69)	$(1.03)

	Year Ended December 31, 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Total revenues	$84,316	$63,858	$61,363	$86,830
Loss before income taxes	(113,213)	(64,879)	(28,649)	(8,615)
Net loss	(107,420)	(57,627)	(26,633)	(5,460)
Net loss attributable to non-controlling interests	(52,446)	(30,930)	(14,337)	(4,115)
Net loss attributable to The J.G. Wentworth Company	(54,974)	(26,697)	(12,296)	(1,345)

Net loss per Class A common stock of The J.G. Wentworth Company
Basic*	$(3.56)	$(1.79)	$(0.87)	$(0.09)
Diluted*	$(3.56)	$(1.79)	$(0.87)	$(0.09)

* The sum of the quarterly net income per Class A common stock of The J.G. Wentworth Company on a basic and diluted basis does not equal the respective year to date amounts due to changes in The J.G. Wentworth's ownership interest in JGW LLC and in 2015, the timing of impairment charges.

	Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
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
Liquidity and Capital Resources
The Company generates cash by purchasing payment streams which we subsequently securitize, sell or otherwise finance in transactions that are structured to generate cash proceeds to us that exceed the purchase price we paid for those payment streams. For Structured Settlements these payment streams are generally structured settlements, annuities and lottery winnings. For Home Lending we purchase mortgage loans and sell these loans with servicing retained or released.
The securitization or sales of the purchased assets in Structured Settlements are normally structured with an "initial close" in which we issue the principal amount of securitized debt and receive: (i) cash in exchange for assets delivered and (ii) restricted cash in exchange for assets to be delivered 60 to 90 days in the future (referred to as the "pre-funding" date). On the pre-funding date, additional assets are delivered to the lenders in return for the lifting of restrictions on the restricted cash. As a result of structuring the securitizations in this fashion, our restricted cash balances have fluctuated significantly depending on the timing of the transactions' initial close and their associated pre-funding dates. We refer to each of these transactions as a monetization event. Historically, securitizations or direct asset sales have generally had two monetization events. For our 2015-3 securitization and our single 2015 direct asset sale, we opted not to have a pre-funding date, but instead had only a single monetization event: the initial close. In 2014, we completed five monetization events that were comprised of: (i) two securitizations which each had two monetization events during the calendar year and (ii) one securitization for which the initial close occurred in 2014 and the pre-funding occurred in 2015. In 2015, we completed seven monetization events which were comprised of: (i) the pre-funding from the securitization which completed the initial close in 2014, (ii) two direct assets sales which each had two monetization events in the calendar year, (iii) one direct asset sale which completed a single monetization event, and (iv) one securitization which also completed only a single monetization event. In 2016, we completed five monetization events which were comprised of: (i) two direct assets sales which each had two monetization events and (ii) one securitization for which the initial close was completed in 2016 and the pre-funding in 2017.
In conjunction with the implementation of the credit risk retention rules mandated by Dodd-Frank, we expect the total net cash proceeds to be received by the Company for each securitization in the Structured Settlement segment to be less than would have been received absent the application of such rules.
Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2016, 2015, and 2014.

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by (used in) operating activities	$42,526	$(125,696)	$(399,797)
Net cash (used in) provided by investing activities	(8,697)	(50,500)	5,788
Net cash (used in) provided by financing activities	(10,985)	191,870	396,596
Net increase in cash	$22,844	$15,674	$2,587
Cash and cash equivalents at beginning of year	57,322	41,648	39,061
Cash and cash equivalents at end of year	$80,166	$57,322	$41,648

For the Years Ended December 31, 2016 and December 31, 2015
Cash Flow from Operating Activities
Net cash provided by (used in) operating activities was $42.5 million and $(125.7) million for the years ended December 31, 2016 and 2015, respectively. The cash provided by (used in) operating activities does not reflect the financing of our purchased receivables, which is an integral part of our Structured Settlements segment and is reflected in net cash (used in) provided by financing activities. In 2016, based on market conditions, we completed one securitization and two direct asset sales resulting in five monetization events. The $168.2 million increase in the net cash provided by operating activities for the years ended December 31, 2016 and 2015 was primarily due to: (i) a $249.4 million increase in net proceeds from the sale of finance receivables due to management’s decision to complete more direct assets sales in 2016 as compared to 2015, (ii) a $122.7 million decrease in purchases of finance receivables reflecting lower TRB purchase volume in the year ended December 31, 2016 compared to the year ended December 31, 2015, (iii) a $125.0 million change in restricted cash and investments due to the timing and structure of monetization events in the fourth quarters of 2016, 2015 and 2014, (iv) a $58.5 million decrease in net cash provided by operating activities resulting from the Home Lending segment's originations and purchases of mortgages held for sale (net of proceeds from the sale of and principal payments on mortgage loans held for sale), and (v) a $22.7 million decrease in the collections on finance receivables.
Net cash provided by operations for the year ended December 31, 2016 included the impact of $58.7 million increase in restricted cash that primarily related to the net effect of the following: (i) our 2015-3 securitization being structured with only an initial close and not having a pre-funding component and (ii) our 2016-1 securitization's initial close occurring in the fourth quarter of 2016 but the associated pre-funding occurring in the first quarter of 2017. As a result of the timing and the structure of the 2015-3 and 2016-1 securitizations, restricted cash increased by $58.8 million between December 31, 2015 and December 31, 2016.
Net cash used in operations for the year ended December 31, 2015 included the impact of a $66.2 million decrease in restricted cash during the year that primarily related to the net effect of: (i) the timing of 2014-3 securitization's initial close occurring in the fourth quarter of 2014 but the associated pre-funding occurring in the first quarter of 2015 and (ii) our 2015-3 securitization being structured with only an initial close and not having an associated pre-funding. The impact of the timing and structure of the 2014-3 and 2015-3 securitizations was a $71.8 million decrease in our restricted cash balance between December 31, 2014 and December 31, 2015.
Cash Flow from Investing Activities
Net cash used in investing activities was $8.7 million and $50.5 million for the years ended December 31, 2016 and 2015, respectively. The $41.8 million decrease in cash used in investing activities was primarily due to (i) the Company making the final $7.6 million purchase price payment to the former owners of the Home Lending segment during the year ended December 31, 2016, as compared to the $47.4 million of net cash used to acquire Home Lending during the year ended December 31, 2015 and (ii) a $2.0 million decrease in purchases of premises and equipment, net of sales proceeds.
Cash Flow from Financing Activities
Net cash (used in) provided by financing activities was $(11.0) million and $191.9 million for the years ended December 31, 2016 and 2015, respectively. The $202.9 million change was primarily attributable to: (i) a $177.0 million decrease in proceeds received from the issuance of VIE long-term debt resulting from our decision to complete two direct asset sales and one securitization in the year ended December 31, 2016 as compared to three securitization transactions and one direct asset sale in the year ended December 31, 2015, and includes the impact of the issuance of $207.5 million of notes payable collateralized by the residual asset cash flows and reserve cash related to 36 of our securitizations, and (ii) a $133.5 million increase in repayments of long-term debt and derivatives primarily related to the $131.4 million repayment in September 2016 of our previous $133.0 million residual term facility ("Residual Term Facility"), partially offset by (i) a $93.6 million increase in proceeds (net of repayments) from our revolving credit facilities and (ii) a $14.5 million reduction in purchases of treasury stock.
For the Years Ended December 31, 2015 and December 31, 2014
Cash Flow from Operating Activities
Net cash used in operating activities was $125.7 million and $399.8 million for the years ended December 31, 2015 and 2014, respectively. The cash used in operating activities does not reflect the financing of our purchased receivables which is an integral part of our Structured Settlements segment and is reflected in net cash provided by financing activities. The $274.1 million decrease in the net cash used in operating activities for the years ended December 31, 2015 and 2014 was primarily due to: (i) a $155.1 million decrease related to changes in restricted cash and investments primarily due to the timing and structure of securitizations in the fourth quarters of 2015, 2014 and 2013, (ii) a $54.1 million decrease in purchases of finance receivables, (iii) a $27.0 increase in collections on finance receivables, (iv) a $24.6 million decrease resulting from the Home Lending segment's proceeds from the sale and principal payments on mortgage loans held for sale (net of originations and purchases of mortgages held for sale), and (v) a $21.9 million increase in net proceeds from the sale of finance receivables.
Net cash used in operations for the year ended December 31, 2015 included the impact of $66.2 million decrease in restricted cash during the year that primarily related to the net effect of: (a) the timing of our 2014-3 securitization's pre-funding discussed previously and (b) our 2015-3 securitization being structured with only an initial close and not having an associated pre-funding component. The impact of the timing and structure of the 2014-3 and 2015-3 securitizations was a $71.8 million of a decrease to our restricted cash balance between December 31, 2014 and December 31, 2015.
Net cash used in operations for the year ended December 31, 2014 included the impact of an $88.9 million increase in restricted cash that primarily related to the net effect of the following: (a) both 2013-3 securitization's initial close and pre-funding occurring in the fourth quarter of 2013 and (b) our 2014-3 securitization's initial close occurring in the fourth quarter of 2014 but the associated pre-funding occurring in the first quarter of 2015. As a result of the timing of the 2013-3 and 2014-3 pre-fundings, restricted cash increased $71.8 million between December 31, 2013 and December 31, 2014.
Cash Flow from Investing Activities
Net cash used in investing activities was $50.5 million for the year ended December 31, 2015 compared to net cash provided by investing activities of $5.8 million for the year ended December 31, 2014. The $56.3 million change was primarily due to: (i) $47.4 million of net cash used to acquire our Home Lending segment in 2015 and (ii) the collection of a $6.1 million note receivable in 2014.
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
Structured Settlements Segment
Structured Settlements and Annuities
We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents and/or through two separate warehouse facilities. As of December 31, 2016, these two warehouse facilities had $400.0 million of aggregate capacity which consisted of: (i) a $300.0 million syndicated warehouse facility with a revolving period that ends in July 2017 and (ii) a $100.0 million warehouse facility with a revolving period that ends in May 2018. Subsequent to the expiration or termination of their respective revolving lines of credit, our warehouse facilities have amortization periods of four months ($300.0 million facility) or 18 months ($100.0 million facility) before final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of December 31, 2016, we had $343.6 million in total unused borrowing capacity across the two separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.
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
These warehouse facilities are used strictly to fund the guaranteed structured settlement and annuity payment stream purchases. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. While we historically have been able to regularly renew the warehouse facilities in the ordinary course of business, we cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. In addition, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and may impair our ability to renew existing facilities or obtain new financing facilities.
We have historically undertaken non-recourse term securitizations or direct asset sales once we have aggregated in our warehouse facilities a sufficient amount of structured settlement and annuity payment streams to undertake a securitization. At the close of each such transaction, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations or direct asset sales is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. In 2016, we completed five monetization events that consisted of two direct asset sales (each consisting of an initial close and prefunding transaction) and the initial close of a securitization. The first direct asset sale consisted of $161.3 million in discounted TRB purchases based on a deal discount rate of 5.02% and was comprised of two asset pools. The first pool, which closed on February 18, 2016, consisted of $91.3 million in discounted TRB purchases and generated net proceeds to us of $27.0 million. The second pool, which closed on April 21, 2016, consisted of $70.0 million in discounted TRB purchases and generated net proceeds to us of $21.6 million. The second direct asset sale in 2016 consisted of $110.8 million in discounted TRB purchases and was also comprised of two asset pools. The first pool, which closed on June 17, 2016, consisted of $50.8 million in discounted TRB purchases based on a deal discount rate of 4.85% and generated net proceeds to us of $18.2 million. The second pool, which closed on August 19, 2016, consisted of $59.2 million in discounted TRB purchases and generated net proceeds to us of $20.1 million. On October 26, 2016, we completed the initial close associated with our 2016-1 securitization with an aggregate note issuance amount of $117.3 million and a deal discount rate of 3.89% which generated net proceeds to us of $16.5 million. On January 20, 2017, we completed the pre-funding associated with the 2016-1 securitization which generated net proceeds to us of $15.9 million. On March 22, 2017, we completed the initial close associated with our 2017-1 securitization with an aggregate note issuance amount of $131.8 million and a deal discount rate of 4.35% which generated net proceeds to us of $15.1 million.
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
The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 75.5% of the counterparties to structured settlement payment streams that we purchased in 2016 were rated "A3" or better by Moody's. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market or through outright-sale transactions.
Life Contingent Structured Settlements and Life Contingent Annuities
We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with a capacity of $100.0 million that can be increased at the lender's by $50.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of December 31, 2016, our permanent financing facility had $17.0 million of unused capacity for our life contingent annuity and structured settlement businesses.
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

We decided, beginning in April 2015, to curtail our purchases of pre-settlement transactions. We have, however, and will continue to broker leads for such transactions to third parties in exchange for broker or referral fees, and, in the normal course of our business, will evaluate our existing pool of pre-settlement assets for retention or sale. Ceasing purchases of pre-settlement transactions has not had a material impact on our business, financial condition, results of operation or cash flows.
Credit Facility
We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of December 31, 2016 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matures in August 2017. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either Libor or 1.0% (whichever is greater) plus a spread of 6.0%. If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment has the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019.
The Credit Facility requires us, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of December 31, 2016 and 2015, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement was not applicable. Had the leverage ratio requirement been applicable as of December 31, 2016, we would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold.
Residual Financing
The Company had a Residual Term Facility that was secured by the cash flows from our residual interests in 28 securitizations and was structured with a $133.0 million A1 Note that was due in May 2021. The interest rate on the Residual Term Facility was 7.25%. The Residual Term Facility did not require minimum annual principal payments.
On September 2, 2016, the Company repaid the $131.4 million outstanding balance on the Residual Term Facility through the issuance of $207.5 million of notes payable collateralized by the residual asset cash flows and reserve cash related to 36 of our securitizations. The Company incurred $0.4 million in debt termination costs and expensed $3.3 million of unamortized debt issuance costs during the three months ended September 30, 2016 in connection with the termination of this facility, which were included in interest expense in the Company's consolidated statements of operations.
Securitization and Permanent Financing Debt, at Fair Value
We elected fair value treatment under Accounting Standards Codification 810, Financial Instruments ("ASC 810"), to measure the VIE long-term debt issued by securitization and permanent financing trusts and related VIE finance receivables. We have determined that measurement of the VIE long-term debt issued by securitization and permanent financing trusts at fair value better correlates with the fair value of the VIE finance receivables held by special purpose entities ("SPEs"), which are held to provide the cash flow for the note obligations. The debt issued by our VIE securitization and permanent financing trusts is recourse only to the respective entities that issued the debt and is non-recourse to the Company and its other subsidiaries. Certain of our subsidiaries continue to receive fees for servicing the securitized assets which are eliminated in consolidation. In addition, the risk to our non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts and repurchases of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts.
On September 2, 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash interests related to 36 VIE securitization entities, which generated $65.9 million in net cash proceeds. The Company incurred $2.6 million of debt issuance costs which were included in debt issuance expense in the Company's consolidated statements of operations. The Company acts as the servicer and/or the subservicer and principal and interest are paid monthly from the cash flows from these collateralized residual interests.
Other Financing
We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in Notes 18 and 19 in our Notes to the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data'" of this Annual Report on Form 10-K.
Home Lending Segment
Mortgage Loans Held For Sale
We finance our mortgage loan origination activities primarily through five separate warehouse facilities that had an aggregate capacity of $365.0 million as of December 31, 2016. Subsequent to year-end, our borrowing facilities and the current aggregate borrowing capacity were reduced to $295.0 million. In July 2016, we modified the terms of our $50.0 million warehouse facility and extended its maturity through January 2017. Under the terms of the revised facility agreement, the committed amount decreases by $5.0 million each month through maturity, starting in August 2016. In January 2017, we extended the renewal date of this facility from January 6, 2017 to February 5, 2017, at which time the line expired and was not renewed. In October 2016, we increased the capacity of our $50.0 million warehouse line of credit to $70.0 million and in January 2017, the capacity reverted to $50.0 million. In January 2017, we increased the capacity of our $75.0 million warehouse line of credit to $100.0 million and we extended the renewal date of our $95.0 million warehouse line of credit from February 10, 2017 to February 9, 2018. In March 2017, we canceled the $100.0 million warehouse line of credit that was scheduled to mature in September 2017. Also, in March 2017, we received a commitment of $50.0 million from a new lender for a warehouse line of credit on competitive terms. As of March 29, 2017, our borrowing facilities have an aggregate borrowing capacity of $295.0 million. We regularly assess our warehouse facilities and adjust the amount and the terms of our committed warehouse lines in light of market conditions.
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
Our Home Lending segment typically holds its mortgage loan inventory for 30 to 45 days with these warehouse facilities until the loans are sold to take-out investors or securitized directly with Ginnie Mae, Fannie Mae or Freddie Mac, at which time the amount outstanding with the warehouse facilities are repaid.
These warehouse facilities are used strictly to fund the origination of mortgage loans. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. These warehouse facilities are uncommitted and, at any given time, we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Form 10-K. While we historically have been able to regularly renew the warehouse facilities in the ordinary course of business, we cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. In addition, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and may impair our ability to renew existing facilities or obtain new financing facilities.
Operating Line of Credit
We maintain a $10.0 million line of credit with a financial institution that is generally renewed annually for a period of 12 months and represents a secured lending facility with our MSRs serving as collateral. In August 2016, we increased the capacity of this line of credit to $10.0 million from $6.0 million and extended the maturity date through June 16, 2017. The Company may only draw on $4.0 million of the capacity until we receive regulatory approval.
Consolidated Liquidity Needs
As of December 31, 2016, we had cash and cash equivalents of $80.2 million. Our primary source of funds for the Structured Settlements and Home Lending segments include secured borrowings in the form of warehouse lines of credit and revolving credit facilities with financial institutions. These credit facilities are generally renewed for a period of 12 to 18 months. In the ordinary course of business, we routinely review our financing needs and adjust our aggregate borrowing capacity in light of current and projected business needs and market conditions. Although we have historically been able to renew or replace these facilities in advance of their maturity to ensure our ongoing liquidity and access to capital, there can be no assurance that we will be able to continue to do so in the future. Further, it is likely that GNMA will place restrictions on the cash generated by Home Lending such that it can only be used for Home Lending's operations and cannot be used for corporate-level purposes. Due to the risk retention rules from Dodd-Frank, in the future we will need to retain an additional portion of the credit risk of the assets which will result in less cash available at each securitization. Despite this restriction, we believe our cash on hand and cash generated from the purchase and subsequent securitization or direct asset sale of structured settlement, annuity and lottery payment streams will allow us to meet our current and future liquidity needs over the next 12 months. However, there can be no assurances that we will be able to continue to securitize or sell our payment streams or mortgage loans at favorable rates. We may also consider selling our pre-settlement assets or financing these or other uncollateralized assets.
Our most significant need for liquidity beyond the next 12 months is the repayment of the principal and interest amounts of our outstanding senior secured term loan. We anticipate utilizing cash on hand, cash flow generated through our securitization and direct-asset sale program and bank borrowings for our long-term liquidity needs. If available, we may also utilize debt refinancings and new debt and equity offerings for our long-term liquidity needs. We have engaged a consultant to assist us in evaluating our capital structure and refinancing our outstanding indebtedness. However, there can be no assurances that we will have sufficient cash reserves, or that we will be able to generate sufficient cash flows from operations, or that future borrowings or refinancings will be available in an amount sufficient to be able to fund our liquidity needs on a long-term basis.

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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments (excluding interest rate swaps which are discussed in "Derivatives and Other Hedging Instruments") as of December 31, 2016, and the future periods in which such obligations are expected to be settled in cash. The table also reflects the timing of principal and interest payments on outstanding debt based on scheduled and/or expected repayment dates and the interest rates in effect as of December 31, 2016. Additional details regarding these obligations are provided in the notes to the consolidated financial statements as referenced in the table:

	Total	2017	2018	2019	2020	2021	Thereafter
	(In Thousands)
Operating and capital leases (a)	$13,112	$3,084	$2,274	$2,072	$2,102	$2,065	$1,515
Related interest and fees	26	12	8	5	1	—	—
Revolving credit facilities & other similar borrowings (a)	287,901	203,424	65,565	18,912	—	—	—
Related interest and fees (b)	13,965	10,212	2,069	1,684	—	—	—
Long-term debt issued by securitization and permanent financing trusts (a) (b) (c)	3,906,159	323,437	313,437	309,614	291,593	276,053	2,392,025
Related interest and fees (b)	2,251,344	184,673	174,633	163,970	152,761	142,167	1,433,140
Long-term debt (a) (b) (c) (d)	62,953	4,899	4,732	5,053	5,671	5,642	36,956
Related interest and fees (b)	21,603	2,774	2,627	2,481	2,297	2,089	9,335
Term Loan (a)	449,500	—	—	449,500	—	—	—
Related interest and fees	73,782	34,978	34,978	3,826	—	—	—
Installment obligation payable (a)	76,687	13,727	11,858	9,368	6,341	4,883	30,510
	$7,157,032	$781,220	$612,181	$966,485	$460,766	$432,899	$3,903,481

(a)	Included in the Consolidated Financial Statements and the Notes thereof.

(b)	Certain of our contractual obligations and commitments are funded through cash flows from certain VIE finance receivables included on our consolidated balance sheets.

(c)
On September 2, 2016, we permanently financed the residual asset cash flows and reserve cash associated with 36 of the Company's securitizations with outstanding principle balances. The debt is now classified as Long-term debt issued by securitizations and permanent financing trusts, whereas in the prior year, the debt was classified as Long-term debt.

(d)	Long-term debt does not include $5.4 million of debt associated with our Long-Term Pre-Settlement Facility which has no stated maturity date.
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

In the normal course of business, we are involved with various entities that are considered to be VIEs. A VIE is an entity that has either a total investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest under the voting interest model of consolidation. We are required to consolidate any VIE if we are determined to be the primary beneficiary. The primary beneficiary is the entity that has the power to direct those activities of the VIE that most significantly impact the VIE's economic performance and has the obligation to absorb losses from or the right to receive benefits from the VIE that could potentially be significant to the VIE. We review all significant interests in the VIEs we are involved with including consideration of the activities of the VIEs that most significantly impact the VIEs' economic performance and whether we have control over those activities. As a result of adopting ASC 810, we determined we were the primary beneficiary of the VIEs used to securitize our finance receivables ("VIE finance receivables"). We elected the fair value option with respect to assets and liabilities in our securitization VIEs as part of their initial consolidation on January 1, 2010.
On an ongoing basis, we assess whether or not we are the primary beneficiary of a VIE or whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether we have acquired or disposed of a financial interest that could be significant to the VIE. As a result of this assessment, the consolidation status of the legal entities with which we are involved may change.
The debt issued by our securitization VIEs is reported on our consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair value ("VIE securitization debt"). The VIE securitization debt is recourse solely to the VIE finance receivables held by such SPEs and is non-recourse to us and our other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. As a result of the long lives of many finance receivables purchased and securitized by us, most consolidated VIEs have expected lives in excess of 20 years.
We acquire receivables associated with structured settlement payments from individuals in exchange for cash, and these receivables are carried at fair value in VIE finance receivables, at fair value, and Other finance receivables, at fair value, on the Company's consolidated balance sheets. Unearned income is calculated as the amount the fair value exceeds the cost basis of the receivables. Unearned income on VIE and other finance receivables is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in realized and unrealized gains on VIE and other finance receivables, long- term debt and derivatives in our consolidated statements of operations.
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
The amendments to ASC 860, Transfers and Servicing ("ASC 860"), eliminated the concept of a qualified special purpose entity, changed the requirements for derecognizing financial assets, and required additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets.
Fair Value Measurements
Under ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. These three levels of fair value hierarchy are defined as follows:

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

•	Level 3 - inputs to the valuation methodology are unobservable, reflecting the entity's own assumptions about assumptions market participants would use in pricing the asset or liability.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the business combination, and is accounted for under ASC 350, Intangibles - Goodwill and Other ("ASC 350"). Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value is less than carrying value, the two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit's carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit's goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount.
We have intangible assets which have indefinite and finite lives, which are accounted for under ASC 350. Indefinite-lived intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset's carrying value may not be fully recoverable, and are tested at least annually. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. Our indefinite-lived intangible assets consist of licenses and approvals.
Finite-lived intangible assets consist primarily of databases, customer relationships, trade names and affinity relationships. Our databases are amortized over their estimated useful lives of 10 years. Customer relationships are amortized over their useful lives of 3 years to 15 years. Amortizable trade names are amortized over their useful life of 3 years. Affinity relationships are amortized over their useful life of 10 years.
Income Taxes
JGW LLC and the majority of its subsidiaries operate in the U.S. as non-tax paying entities, and are treated as disregarded entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of JGW LLC's wholly-owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state tax. As non-tax paying entities, the majority of JGW LLC's net income or loss is attributable to its members and included in their tax returns. The current and deferred income tax provision (benefit) relates to both the income (loss) attributable to the Corporation from JGW LLC and to the tax-paying subsidiaries of JGW LLC.
Income taxes are accounted for using the liability method of accounting in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of the differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
We analyze our tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a reserve will be established. We will recognize accrued interest and penalties related to uncertain tax positions in our consolidated statements of operations.
Tax laws are complex and subject to different interpretations by the taxpayer and respective taxing authorities. Significant judgment is required in determining tax expense and evaluating tax positions, including evaluating uncertainties under U.S. GAAP. Management reviews its tax positions periodically and adjusts its tax balances as new information becomes available.
Emerging Growth Company
We qualify as an "emerging growth company" as defined in the JOBS Act. As a result, we are permitted to, and do, rely on exemptions from certain financial disclosure requirements under U.S. GAAP that are not applicable to other companies that are not emerging growth companies. In particular, we can take advantage of an extended transition period for complying with new or revised accounting standards which allows us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We took advantage of the extended transition period as permitted under JOBS Act. As a result, our financial statements may not be comparable to companies that comply with public company effective dates.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. In the first six months of 2016, the FASB issued amendments to this standard (ASU Nos. 2016-8, 2016-10, 2016-11, 2016-12 and 2016-20), which provide further clarification regarding this standard. ASU 2014-09 will replace certain existing revenue recognition guidance when it becomes effective. The original effective date of the guidance was deferred in August 2015 by the issuance of ASU No. 2015-14 and is effective for public entities in the fiscal year beginning after December 15, 2017, including interim reporting periods within that reporting period and for all other entities in the fiscal year beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management has commenced its implementation activities and determined that the following revenue streams are not impacted by or are excluded from the scope of this ASU: a) interest income, b) realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives, c) realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs d) changes in mortgage servicing rights, net, e) loan servicing fees, and f) realized and unrealized gains (losses) on marketable securities, net. Management is continuing to evaluate the impact of the future adoption of this ASU on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires an entity to re-evaluate its consolidation for limited partnerships or similar entities. This ASU requires an entity to apply this amendment using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption. This ASU changes the criteria that an entity uses to identify a variable interest entity, how it characterizes the VIE for a limited partnership or similar entity and how it determines the primary beneficiary. For public entities, this ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and for nonpublic entities for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements. In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which further clarified ASU No. 2015-02. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Entities that have not yet adopted the amendments in ASU No. 2015-02 are required to adopt the amendments in ASU 2016-17 at the same time they adopt the amendments in ASU No. 2015-02 and should apply the same transition method elected for the application of ASU No. 2015-02. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements and whether we will apply either the retrospective or modified-retrospective approach upon adoption.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, which relates to how and when the acquiring entity recognizes adjustments to provisional amounts that are identified during the measurement period. This ASU eliminates the requirement to retrospectively account for these adjustments to their respective provisional amount with a corresponding adjustment to goodwill. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2015 and for non-public entities in the fiscal year beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Management does not believe this ASU will have a material impact on our consolidated financial statements upon adoption.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as noncurrent in the classified statement of financial position. This ASU becomes effective for public entities for annual periods beginning after December 15, 2016 and for all other entities for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. Management does not believe this ASU will have a material impact on our consolidated financial statements upon adoption.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and for all other entities beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for all entities for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, which addresses diversity in practice in assessing embedded contingent call or put options in debt instruments. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2016 and for non-public entities in the fiscal year beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. This ASU should be applied using a modified retrospective approach to existing debt instruments as of the beginning of the fiscal year for which this ASU is effective. Management does not believe this ASU will have a material impact on our consolidated financial statements upon adoption.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This ASU is effective for all entities for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU was issued to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and interim periods within those fiscal years and for non-public entities in the fiscal year beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-entity transfers of Assets Other than Inventory. This ASU removes the current exception in U.S. GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. This ASU is effective for public entities for annual reporting periods beginning after December 15, 2017 and for all other entities for annual periods beginning after December 15, 2018 and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted and should be in the first interim period if an entity issues interim financial statements. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 320): Restricted Cash. This ASU clarifies the presentation of restricted cash in the statement of cash flows as it will be included with cash and cash equivalents, which eliminates diversity in practice. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and interim periods within those fiscal years and for all other entities in the fiscal year beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business, which consists of inputs and processes applied to those inputs that have the ability to contribute to the creation of outputs. This ASU provides a framework to evaluate when an input and a substantive process are present and narrows the definition of the term outputs to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. When substantially all of the fair value of gross assets acquired is concentrated in a single asset, the assets acquired would not represent a business. This ASU introduces an initial required screen that, if met, eliminates the need for further assessment. This ASU is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods and for all other entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU is intended to provide clarity in relation to the disclosure of the impact that ASU Nos. 2014-09, 2016-02 and 2016-13 will have on our financial statements when adopted. The effective date for this guidance is the same as the effective dates for ASU Nos. 2014-09, 2016-02 and 2016-13. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test and modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this update on a prospective basis. This ASU is effective for public business entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, for public business entities that are not SEC filers for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020, and for all other entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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

Structured Settlements Segment
Interest Rate Risk
We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our consolidated statements of operations. As of December 31, 2016, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of December 31, 2016	Impact at December 31, 2016 of a 100 basis point increase in interest rates	Impact at December 31, 2016 of a 100 basis point decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$4,060,069	$(250,293)	$273,222
Unsecured finance receivables, at fair value	96,968	(7,805)	8,981
VIE and other finance receivables, at fair value	$4,157,037	$(258,098)	$282,203
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$(4,014,450)	$224,498	$(252,435)
VIE derivative liabilities, at fair value	(50,432)	18,308	(20,011)
Net Impact	N/A	$(15,292)	$9,757
These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt and associated VIE derivative liabilities.
In addition to the impact to our consolidated balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized or sold, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during 2016, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our loss for the year ended December 31, 2016 would have been increased by approximately $34.4 million. If instead this increase of 1% in financing costs were to have only affected our December payment stream purchases our loss for the year ended December 31, 2016 would have been increased by approximately $2.9 million.
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
We use a duration-based model in determining the impact of interest rate shifts on our loan portfolio, certain other interest bearing liabilities measured at fair value and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.
We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds and market discount rates. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower's propensity to close their mortgage loans under the commitment is used as a primary assumption.
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
As of December 31, 2016, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of December 31, 2016	Impact at December 31, 2016 of a 100 basis point increase in interest rates	Impact at December 31, 2016 of a 100 basis point decrease in interest rates
	(In thousands)
Mortgage loans held for sale, at fair value	$232,770	$(14,876)	$6,418
Mortgage servicing rights, at fair value	41,697	3,001	(8,732)
Interest rate lock commitments, at fair value	6,072	(10,818)	4,211
Forward sale commitments, at fair value	659	23,661	(15,176)
Net Impact	N/A	$968	$(13,279)
Consumer Credit Risk
We sell our mortgage loans on a non-recourse basis. We also provide representations and warranties to purchasers and insurers of the mortgage loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to purchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding unpaid principal balance of mortgage loans sold by us represents the maximum potential exposure related to representation and warranty provisions.
We maintain a reserve for losses on mortgage loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans and recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

Counterparty Credit Risk
We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We monitor the credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.
Derivatives and Other Hedging Instruments
Refer to Note 21, Derivative Financial Instruments, in the Notes to the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data'," which is incorporated by reference herein, for a summary of the Company's derivative transactions.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
THE J.G. WENTWORTH COMPANY

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The J.G. Wentworth Company
We have audited the accompanying consolidated balance sheets of The J.G. Wentworth Company (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The J.G. Wentworth Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Boston, MA
March 29, 2017

The J.G. Wentworth Company
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$80,166	$57,322
Restricted cash and investments	195,588	136,780
VIE finance receivables, at fair value (1)	4,143,903	4,376,458
Other finance receivables, at fair value	13,134	9,689
VIE finance receivables, net of allowances for losses of $9,023 and $8,659, respectively (1)	85,325	99,874
Other finance receivables, net of allowances for losses of $2,061 and $1,707, respectively	8,619	10,468
Other receivables, net of allowances for losses of $280 and $273, respectively	17,771	16,285
Mortgage loans held for sale, at fair value (2)	232,770	124,508
Mortgage servicing rights, at fair value (2)	41,697	29,287
Premises and equipment, net of accumulated depreciation of $10,697 and $7,961, respectively	4,005	5,674
Intangible assets, net of accumulated amortization of $22,778 and $20,700, respectively	22,868	30,429
Goodwill	8,369	8,369
Marketable securities, at fair value	76,687	84,994
Deferred tax assets, net	405	2,250
Other assets	61,600	58,711
Total Assets	$4,992,907	$5,051,098

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accrued expenses and accounts payable	$28,929	$21,548
Accrued interest	28,123	22,380
Term loan payable	431,872	423,504
VIE derivative liabilities, at fair value	50,432	66,519
VIE borrowings under revolving credit facilities and other similar borrowings	56,432	44,339
Other borrowings under revolving credit facilities and other similar borrowings	229,588	122,243
VIE long-term debt	62,939	196,663
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,014,450	3,928,818
Other liabilities	52,448	65,106
Deferred tax liabilities, net	1,415	18,825
Installment obligations payable	76,687	84,994
Total Liabilities	$5,033,315	$4,994,939

Commitments and contingencies (Note 26)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,272,545 and 15,730,473 issued and outstanding as of December 31, 2016, respectively, 16,076,444 and 15,534,372 issued and outstanding as of December 31, 2015, respectively	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,710,158 issued and outstanding as of December 31, 2016, 8,908,698 issued and outstanding as of December 31, 2015, respectively	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in-capital	105,823	104,713
Accumulated deficit	(117,622)	(70,765)
	(11,799)	33,948
Less: treasury stock at cost, 542,072 shares as of December 31, 2016 and December 31, 2015, respectively	(2,138)	(2,138)
Total stockholders' equity, The J.G. Wentworth Company	(13,937)	31,810
Non-controlling interests	(26,471)	24,349
Total Stockholders' (Deficit) Equity	$(40,408)	$56,159
Total Liabilities and Stockholders’ (Deficit) Equity	$4,992,907	$5,051,098
(1) Refer to Note 7 "VIE and Other Finance Receivables, at Fair Value" and Note 8 "VIE and Other Finance Receivables, net of Allowance for Losses" for further details on assets pledged as collateral.
(2) Pledged as collateral to Other borrowings under revolving credit facilities and other similar borrowings. Refer to Note 10 "Mortgage Loans Held for Sale, at Fair Value" and Note 11 "Mortgage Servicing Rights, at Fair Value."
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
REVENUES
Interest income	$193,032	$190,203	$186,958
Realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	17,225	80,023	300,344
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	75,102	18,590	—
Changes in mortgage servicing rights, net	12,410	1,649	—
Servicing, broker, and other fees	13,824	8,000	4,088
Loan origination fees	8,996	2,543	—
Realized and unrealized gains (losses) on marketable securities, net	4,083	(4,641)	888
Realized gain on notes receivable, at fair value	—	—	2,098
Total revenues	$324,672	$296,367	$494,376

EXPENSES
Advertising	$55,223	$63,820	$68,489
Interest expense	224,499	208,545	200,798
Compensation and benefits	79,750	52,656	41,108
General and administrative	26,870	21,057	18,567
Professional and consulting	14,755	21,486	18,452
Debt issuance	5,117	6,741	8,683
Securitization debt maintenance	5,605	5,912	6,161
Provision for losses	5,958	5,576	4,806
Direct subservicing costs	3,415	948	—
Depreciation and amortization	4,814	4,613	4,168
Installment obligations expense (income), net	6,538	(1,225)	5,322
Impairment charges and loss on disposal of assets	5,483	121,594	69
Total expenses	$438,027	$511,723	$376,623
(Loss) income before income taxes	(113,355)	(215,356)	117,753
(Benefit) provision for income taxes	(15,340)	(18,216)	21,140
Net (loss) income	$(98,015)	$(197,140)	$96,613
Less: net (loss) income attributable to non-controlling interests	(51,158)	(101,828)	65,402
Net (loss) income attributable to The J.G. Wentworth Company	$(46,857)	$(95,312)	$31,211

	Years Ended December 31,
	2016	2015	2014
Weighted average shares of Class A common stock outstanding:
Basic	15,649,474	14,690,746	12,986,058
Diluted	15,649,474	14,690,746	12,988,781
Net (loss) income per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(2.99)	$(6.49)	2.40
Diluted	$(2.99)	$(6.49)	2.40
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net (loss) income	$(98,015)	$(197,140)	$96,613
Other comprehensive loss:
Reclassification adjustment for gain in net income	—	—	(2,098)
Unrealized gains on notes receivable arising during the year	—	—	480
Total other comprehensive loss	—	—	(1,618)
Total comprehensive (loss) income	(98,015)	(197,140)	94,995
Less: comprehensive (loss) income allocated to non-controlling interests	(51,158)	(101,828)	64,396
Comprehensive (loss) income attributable to The J.G. Wentworth Company	$(46,857)	$(95,312)	$30,599

The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Dollars in thousands, except per share data)

	Accumulated Other Comprehensive Income	Non-controlling Interest	(Accumulated Deficit) Retained Earnings	Additional Paid-In- Capital	Treasury Stock		Common Stock - Class A		Common Stock - Class B		Total Stockholders’ (Deficit) Equity
					Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2013	$612	$108,111	$(5,577)	$70,236	3,929	$—	11,216,429	$—	13,984,065	$—	$173,382
Net income	—	65,402	31,211	—	—	—	—	—	—	—	96,613
Share-based compensation	—	1,324	—	1,060	—	—	8,796	—	(180,882)	—	2,384
Unrealized gains on notes receivable arising during the period	191	289	—	—	—	—	—	—	—	—	480
Amounts reclassified from accumulated other comprehensive income	(803)	(1,295)	—	—	—	—	—	—	—	—	(2,098)
Net impact of Blocker Merger	—	(12,215)	—	1,270	138,121	(518)	530,355	—	(715,916)	—	(11,463)
Exchange of JGW LLC common interests into Class A common stock	—	(23,418)	—	23,418	—	—	3,123,517	—	(3,123,517)	—	—
Equity financing costs	—	(666)	—	(531)	—	—		—	—	—	(1,197)
Repurchases of Class A common stock	—	(2,541)	—	—	458,705	(1,925)	(458,705)	—	—	—	(4,466)
Balance as of December 31, 2014	—	134,991	25,634	95,453	600,755	(2,443)	14,420,392	—	9,963,750	—	253,635
Net loss	—	(101,828)	(95,312)	—	—	—	—	—	—	—	(197,140)
Share-based compensation	—	638	—	653	—	—	70,348	—	(70,103)	—	1,291
Repurchases of Class A common stock	—	(7,113)	—	—	1,513,644	(7,358)	(1,513,644)	—	—	—	(14,471)
Equity financing costs	—	(53)	—	(59)	—	—	—	—	—	—	(112)
Re-issuance of treasury stock in connection with the Home Lending Acquisition	—	6,380	(1,087)	—	(1,572,327)	7,663	1,572,327	—	—	—	12,956
Exchange of JGW LLC common interests into Class A common stock	—	(8,666)	—	8,666	—	—	984,949	—	(984,949)	—	—
Balance as of December 31, 2015	—	24,349	(70,765)	104,713	542,072	(2,138)	15,534,372	—	8,908,698	—	56,159
Net loss	—	(51,158)	(46,857)	—	—	—	—	—	—	—	(98,015)
Share-based compensation	—	659	—	789	—	—	—	—	(2,439)	—	1,448
Exchange of JGW LLC common interests into Class A common stock	—	(321)	—	321	—	—	196,101	—	(196,101)	—	—
Balance as of December 31, 2016	$—	$(26,471)	$(117,622)	$105,823	542,072	$(2,138)	15,730,473	$—	8,710,158	$—	$(40,408)

The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(98,015)	$(197,140)	$96,613
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for losses	5,958	5,576	4,806
Depreciation	2,736	2,365	1,676
Impairment charges and loss on disposal of fixed assets	5,483	121,594	69
Changes in mortgage servicing rights, net	(12,410)	(1,649)	—
Amortization of finance receivables acquisition costs	53	622	518
Amortization of intangibles	2,078	2,248	2,492
Amortization of debt issuance costs	12,955	7,949	7,901
Proceeds from sale of and principal payments on mortgage loans held for sale	3,408,065	872,526	—
Originations and purchases of mortgage loans held for sale	(3,441,939)	(847,917)	—
Change in realized and unrealized gains/losses on finance receivables	(33,698)	164,311	(551,676)
Change in unrealized gains/losses on long-term debt	97,829	(229,635)	245,355
Change in unrealized gains/losses on derivatives	(16,297)	(9,346)	5,619
Net proceeds from sale of finance receivables	271,331	21,949	—
Gain on notes receivable, at fair value	—	—	(2,098)
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(75,102)	(18,590)	—
Purchases of finance receivables	(273,298)	(395,986)	(450,106)
Collections on finance receivables	531,741	554,464	527,487
Gain on sale of finance receivables	(69,598)	(4,950)	—
Recoveries of finance receivables	147	1	69
Accretion of interest income	(187,498)	(189,736)	(186,861)
Accretion of interest expense	(25,942)	(40,074)	(35,924)
Gain on extinguishment of debt	—	(593)	(270)
Share-based compensation expense	1,448	1,291	2,384
Change in marketable securities	(4,083)	4,641	(888)
Installment obligations expense (income), net	6,538	(1,225)	5,322
Deferred income taxes, net	(15,566)	(17,911)	21,023
(Increase) decrease in operating assets:
Restricted cash and investments	(58,808)	66,182	(88,868)
Other assets	(2,947)	919	219
Other receivables	(1,498)	1,683	(793)
(Decrease) increase in operating liabilities:
Accrued expenses and accounts payable	7,838	(1,021)	(5,828)
Accrued interest	5,743	4,658	2,931
Other liabilities	(718)	(2,902)	(969)
Net cash provided by (used in) operating activities	$42,526	$(125,696)	$(399,797)
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from investing activities:
Purchase of Home Lending, net of cash acquired	$(7,630)	$(47,408)	$—
Receipts from notes receivable	—	—	6,093
Purchases of intangible assets	—	—	(50)
Purchases of premises and equipment, net of sales proceeds	(1,067)	(3,092)	(2,391)
Cash received in connection with the Blocker Merger	—	—	2,136
Net cash (used in) provided by investing activities	$(8,697)	$(50,500)	$5,788
Cash flows from financing activities:
Payments of equity financing costs	$—	$(112)	$(1,197)
Purchases of treasury stock	—	(14,471)	(4,466)
Issuance of VIE long-term debt	337,667	514,699	795,436
Payments for debt issuance costs	(1,150)	(742)	(2,438)
Payments on capital lease obligations	(50)	(4)	—
Repayments of long-term debt and derivatives	(464,282)	(330,745)	(368,804)
Gross proceeds from revolving credit facilities	3,668,185	1,140,012	270,294
Repayments of revolving credit facilities	(3,551,355)	(1,116,767)	(292,229)
Issuance of installment obligations payable	3,471	1,419	100
Purchase of marketable securities	(3,471)	(1,419)	(100)
Repayments of installment obligations payable	(18,316)	(18,620)	(23,957)
Proceeds from sale of marketable securities	18,316	18,620	23,957
Net cash (used in) provided by financing activities	$(10,985)	$191,870	$396,596
Net increase in cash	22,844	15,674	2,587
Cash and cash equivalents at beginning of year	57,322	41,648	39,061
Cash and cash equivalents at end of year	$80,166	$57,322	$41,648

Supplemental disclosure of cash flow information:
Cash paid for interest	$224,086	$236,075	$225,803
Cash paid for income taxes	$96	$128	$4
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$17,294	$3,752	$—
Mortgage loans subject to repurchase rights from Ginnie Mae	$(6,130)	$23,121	$—
Exchange of LLC Common Interests for shares of Class A common stock	$321	$8,666	$23,418
Re-issuance of Treasury stock in connection with acquisition	$—	$12,956	$—
Amount due to sellers in connection with acquisition	$—	$8,443	$—
Net deferred tax liability assumed in connection with the Blocker Merger	$—	$—	$13,599
Capital lease obligation assumed	$—	$281	$—
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
The Company is focused on providing direct-to-consumer access to financing solutions through a variety of avenues, including: mortgage lending, structured settlement, annuity and lottery payment purchasing, prepaid cards, and access to providers of personal loans. Our direct-to-consumer businesses use digital channels, television, direct mail, and other channels to offer access to financing solutions. The Company warehouses, securitizes, sells or otherwise finances the financial assets that they purchase in transactions that are structured to ultimately generate cash proceeds to us that exceed the purchase price paid for those assets.
The Company has identified the following two reportable segments in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting ("ASC 280"):
(i) Structured Settlement Payments ("Structured Settlements") - Structured Settlements provides liquidity to individuals with financial assets such as structured settlements, annuities, and lottery winnings by either purchasing these financial assets for a lump-sum payment, issuing installment obligations payable over time, or serving as a broker to other purchasers of those financial assets. The Company engages in warehousing and subsequent resale or securitization of these various financial assets. Structured Settlements also includes corporate activities, payment solutions, pre-settlements and providing (i) access to providers of personal lending and (ii) access to providers of funding for pre-settled legal claims.
(ii) Home Lending ("Home Lending") - Home Lending is primarily engaged in retail mortgage lending, originating primarily Federal Housing Administration ("FHA"), U.S. Department of Veterans Affairs ("VA") and conventional mortgage loans and is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development ("HUD"). In addition, Home Lending is an approved issuer with the Government National Mortgage Association ("Ginnie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and U.S. Department of Agriculture ("USDA"), as well as an approved seller and servicer with the Federal National Mortgage Association ("Fannie Mae").
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.
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
The accompanying consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiaries, other entities in which the Company has a controlling financial interest and those entities that are considered VIEs where the Company has been determined to be the primary beneficiary in accordance with ASC 810, Consolidation ("ASC 810").
JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.6% and 45.4%, respectively, as of December 31, 2016. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 53.9% and 46.1%, respectively, as of December 31, 2015.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Net (loss) income attributable to the non-controlling interests in the Company's consolidated statements of operations represents the portion of (loss) earnings attributable to the economic interest in JGW LLC held by entities and individuals other than the Corporation. The allocation of net (loss) income attributable to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling interests' weighted average economic interests in JGW LLC for the years ended December 31, 2016, 2015 and 2014 was 45.5%, 48.3% and 55.7%, respectively.
The net (loss) income attributable to The J.G. Wentworth Company in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 does not necessarily reflect the Corporation's weighted average economic interests in JGW LLC for the respective periods because the majority of the (benefit) provision for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the year ended December 31, 2016, $14.5 million of the $15.3 million total tax benefit was specifically attributable to The J.G. Wentworth Company. For the year ended December 31, 2015, $19.0 million of the $18.2 million total tax benefit was specifically attributable to The J.G. Wentworth Company. For the year ended December 31, 2014, $20.0 million of the $21.1 million total tax provision was specifically attributable to The J.G. Wentworth Company. Refer to Note 21 for a description of the Company's income taxes.
Non-controlling interests on the Company's consolidated balance sheets represent the portion of (deficit) equity attributable to the non-controlling interests of JGW LLC. The allocation of (deficit) equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling interests in the entity.
All material inter-company balances and transactions are eliminated in consolidation. Refer to Note 3 for a summary of significant accounting policies. Certain prior-period amounts have been reclassified to conform to current-period presentation.
2. Business Changes and Developments
JLL Blocker Merger
On October 7, 2014, the Company executed a merger ("the Blocker Merger") pursuant to which a subsidiary of the Company merged with and into JGW Holdings, Inc., a wholly-owned subsidiary of JLL Fund V AIF II, L.P. ("JLL"), a related party, with JGW Holdings, Inc. surviving the merger and becoming a wholly-owned subsidiary of the Corporation. In connection with the merger, JLL received 715,916 shares of Class A common stock, par value $0.00001 per share (the "Class A common stock"), and subsequently transferred to the Company 715,916 shares of "vote-only" Class B common stock, par value $0.00001 per share (the "Class B common stock"), and an equal number of common membership interests in JGW LLC (the "Common Interests", and the holders of such Common Interests, the "Common Interestholders"). The Company also received from JLL $2.1 million in cash and 185,561 shares of Class A common stock, 47,440 of which were cancelled by the Company, in consideration for the assumption of approximately $13.6 million of JGW Holdings, Inc.'s contingent future tax obligation the parties agreed had a present value of approximately $4.4 million. The Company accounted for the Blocker Merger as a common control transaction and recorded the assets and liabilities received at their carrying values within the accounts of JLL as of the date of the merger.
Home Lending Acquisition
On July 31, 2015, the Company acquired all of the issued and outstanding capital stock of WestStar Mortgage Inc. ("WestStar"), a company primarily engaged in originating, selling and servicing residential mortgage loans, for a purchase price of $74.6 million. Immediately following the acquisition date, WestStar began to operate as the newly-branded subsidiary J.G. Wentworth Home Lending, Inc. In 2016, J.G. Wentworth Home Lending, Inc. converted to a limited liability company and now operates as J.G. Wentworth Home Lending, LLC.
Refer to Note 4 for a discussion of the Company's accounting for its acquisition of Home Lending in accordance with ASC 805, Business Combinations ("ASC 805").
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

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Fair Value Measurements
Under ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. These three levels of fair value hierarchy are defined as follows:

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

•	Level 3 - inputs to the valuation methodology are unobservable, reflecting the entity's own assumptions about assumptions market participants would use in pricing the asset or liability.
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
The amendments to ASC 860, Transfers and Servicing ("ASC 860"), eliminated the concept of a qualified special purpose entity, changed the requirements for derecognizing financial assets, and required additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets.
Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.
Restricted Cash and Investments
Restricted cash balances represent the use of trust or escrow accounts to secure the cash assets managed by the Company, certificates of deposit supporting letters of credit and warehouse lines of credit, customer purchase holdbacks, collateral collections and split payment collections, cash held in association with securitizations pending delivery of the second pool of assets and collateral for broker dealer margin calls. The Structured Settlements segment acts as the master servicer and/or the subservicer for structured settlements and annuities, lottery winnings and pre-settlements. The Home Lending segment acts as master servicer for its mortgage loan servicing portfolio. Trust accounts are established for collections with payments being made from the restricted cash accounts to the lenders and other appropriate parties on a monthly basis in accordance with the applicable loan agreements or indentures. At certain times, the Company has cash balances in excess of FDIC insurance limits of $250,000 for interest-bearing accounts, which potentially subject the Company to market and credit risks. The Company has not experienced any losses to date as a result of these risks.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Restricted investments in the amounts of $4.6 million and $3.2 million as of December 31, 2016 and 2015, respectively, include certificates of deposit which are pledged to meet certain state requirements in order to conduct business in certain states. The certificates of deposit are carried at face value inclusive of interest, which approximates fair value as such instruments are renewed annually.
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
In the normal course of business, the Company is involved with various entities that are considered to be VIEs. A VIE is an entity that has either a total investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest under the voting interest model of consolidation. The Company is required to consolidate any VIE for which it is determined to be the primary beneficiary. The primary beneficiary is the entity that has the power to direct those activities of the VIE that most significantly impact the VIE's economic performance and has the obligation to absorb losses from or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company reviews all significant interests in the VIEs it is involved with including consideration of the activities of the VIEs that most significantly impact the VIEs' economic performance and whether the Company has control over those activities. As a result of adopting ASC 810, the Company determined it was the primary beneficiary of the VIEs used to securitize its finance receivables ("VIE finance receivables"). The Company elected the fair value option with respect to assets and liabilities in its securitization VIEs as part of their initial consolidation on January 1, 2010.
On an ongoing basis, the Company assesses whether or not it is the primary beneficiary of a VIE or whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE. As a result of this assessment, the consolidation status of the legal entities with which the Company is involved may change.
The debt issued by the Company's securitization VIEs is reported on the Company's consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair value ("VIE securitization debt"). The VIE securitization debt is recourse solely to the VIE finance receivables held by such SPEs and is non-recourse to the Company and its other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. As a result of the long lives of many finance receivables purchased and securitized by the Company, most consolidated VIEs have expected lives in excess of 20 years.
The Company acquires receivables associated with structured settlement payments from individuals in exchange for cash, and these receivables are carried at fair value in VIE finance receivables, at fair value, and Other finance receivables, at fair value, on the Company's consolidated balance sheets. Unearned income is calculated as the amount the fair value exceeds the cost basis of the receivables. Unearned income on VIE and other finance receivables is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations.
The Company, through its subsidiaries, sells finance receivables to SPEs. An SPE issues notes secured by undivided interests in the receivables. Payments due on these notes generally correspond to receipts from the receivables in terms of the timing of payments due. The Company retains an interest in the SPEs and is deemed to have control over these SPEs due to the Company's servicing or subservicing role and therefore consolidates these SPEs.
Allowance for Losses on Receivables
The Company maintains an allowance for losses on receivables which represents management's estimate for losses inherent in the portfolio. The Company determines the adequacy of its allowance based upon an evaluation of the finance receivables' collateral, the financial strength of the related insurance company that issued the structured settlement, current economic conditions, historical loss experience, known and inherent risks in the portfolios and other relevant factors. Defaulted payment balances that are deemed uncollectible are charged against the allowance for losses on receivables, and subsequent recoveries, if any, are credited to the allowance.
On an ongoing basis, the Company reviews the ability to collect all amounts owed on VIE and other finance receivables carried at amortized cost.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale are carried at fair value with changes in the fair value recognized in current period earnings and included within realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs in the consolidated statements of operations. At the date of funding of the mortgage loan held for sale, the funded amount of the loan plus the related derivative asset or liability of the associated interest rate lock commitment ("IRLC") becomes the initial recorded investment in the mortgage loan held for sale. Such amount is expected to approximate the fair value of the loan.
The fair value of mortgage loans held for sale is calculated using observable market information including pricing from actual market transactions, investor commitment prices, or broker quotations.
Gains and losses from the sale of mortgages are recognized in earnings based upon the difference between the sales proceeds and carrying value of the related loans upon sale. Origination fees and costs are recognized in earnings at the time of funding. Gains and losses from the sale of mortgages and origination fees and costs are recorded in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs in the Company's consolidated statements of operations.
Mortgage Servicing Rights, at Fair Value
Mortgage servicing rights ("MSRs") are contractual arrangements where the rights to service existing mortgages are either retained by the original lender or sold to other parties who specialize in the various functions of servicing mortgages. MSRs are initially recorded at fair value at the time the underlying loans are sold. The Company records the changes in fair value in changes in mortgage servicing rights, net, in the Company's consolidated statements of operations. To determine the fair value of the MSRs, the Company uses a discounted cash flow approach incorporating assumptions that management believes market participants would use in estimating future net servicing income, including estimates of the contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, float earning value, inflation rate, prepayment speeds and default rates. The Company elected to subsequently measure its existing MSRs portfolio using the fair value method, in which MSRs are measured at fair value each reporting period and changes in fair value are recorded in earnings in the period in which changes in value occur. Changes in the fair value of MSRs are included in the changes in mortgage servicing rights, net, in the consolidated statements of operations.
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
Intangible Assets
The Company has both finite lived and indefinite lived intangible assets, which are accounted for under ASC 350, Intangibles - Goodwill and Other ("ASC 350"). Indefinite-lived intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset's carrying value may not be fully recoverable, and are tested at least annually. An impairment loss, if any, calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company's indefinite-lived intangible assets consist of licenses and approvals.
Finite-lived intangible assets consist primarily of databases, customer relationships, trade names and affinity relationships. The Company's databases are amortized over their estimated useful lives of 10 years. Customer relationships are amortized over their estimated useful lives of 3 years to 15 years. Amortizable trade names are amortized over their useful life of 3 years. Affinity relationships are amortized over their estimated useful life of 10 years.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination, and is accounted for under ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a two step quantitative impairment test is performed. A step 1 analysis

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit's carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit's goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated implied fair value of goodwill and its carrying amount.
Marketable Securities
Assets acquired through the Company's installment sale transaction structure are invested in a diverse portfolio of marketable debt and equity securities. Marketable securities are considered trading securities and are carried using the fair value method in accordance with ASC 820 with realized and unrealized gains and losses included in realized and unrealized gains (losses) on marketable securities, net, in the Company's consolidated statements of operations and classified as Level 1 or Level 2 assets in the valuation hierarchy of fair value measurements. Marketable securities are held for resale in anticipation of fluctuations in market prices. Marketable securities are recorded in marketable securities, at fair value, on the Company's consolidated balance sheets.
Interest on debt securities is recognized in interest income as earned and dividend income on marketable equity securities is recognized in interest income on the ex-dividend date in the Company's consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, the Company earned $2.5 million, $3.4 million and $4.4 million, respectively, related to interest and dividends on marketable securities.
Derivative Instruments and Hedging Activities
The Company holds derivative instruments that do not qualify for hedge accounting treatment as defined by ASC 815, Derivatives and Hedging ("ASC 815"). The objective for holding these instruments is to economically offset variability in forecasted cash flows associated with interest rate fluctuations.
Interest rate swaps are recorded at fair value in VIE derivative liabilities, at fair value, on the Company's consolidated balance sheets with changes in fair value recorded in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations.
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
The Company uses derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. The Company may also enter into commitments to sell MBS as part of its overall hedging strategy. The Company has elected not to apply hedge accounting to these freestanding derivatives. The fair value of freestanding derivatives is recorded in other assets or other liabilities on the Company's consolidated balance sheets with changes in fair value included in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in the consolidated statements of operations.
Notes Receivable, at Fair Value
Notes receivable represented fixed rate obligations of a third party collateralized by retained interests from certain securitizations sponsored by the Company. Under the agreements, the obligor had the right to redeem the notes at fair value. The notes receivable were treated as debt securities, classified as available-for-sale, and carried at fair value in accordance with ASC 320, Investments – Debt and Equity Securities. Unrealized gains and losses on notes receivable arising during the year were reflected within accumulated other comprehensive (loss) gain in the Company's consolidated statements of comprehensive (loss) income and consolidated statements of changes in stockholders' equity. The notes receivable were fully repaid in June of 2014.
The notes receivable were analyzed on an annual basis for other than temporary impairment. No impairment expense was recognized during the year ended December 31, 2014.
Loans Eligible for Repurchase from Ginnie Mae
For certain loans that the Company securitized with Ginnie Mae, the Company has the unilateral right to repurchase any individual loan if that loan meets certain criteria, including being delinquent greater than 90 days or in default. As a result of this unilateral right, the Company must recognize the delinquent loans on its consolidated balance sheets and establish a corresponding

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

liability regardless of the Company's intention to repurchase the loan. The amount of loans eligible for repurchase from Ginnie Mae and the liability for loans eligible for repurchase from Ginnie Mae are included in other assets and other liabilities, respectively, on the Company's consolidated balance sheets.
Income Taxes
JGW LLC and the majority of its subsidiaries operate in the U.S. as non-tax paying entities, and are treated as disregarded entities for U.S. federal and state income tax purposes and generally as corporate entities in non-U.S. jurisdictions. In addition, certain of JGW LLC's wholly-owned subsidiaries are operating as corporations within the U.S. and subject to U.S. federal and state tax. As non-tax paying entities, the majority of JGW LLC's net income or loss is attributable to its members and included in their tax returns. The current and deferred income tax provision (benefit) relates to both the income (loss) attributable to the Corporation from JGW LLC and to the tax-paying subsidiaries of JGW LLC.
Income taxes are accounted for using the liability method of accounting in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of the differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a reserve will be established. The Company will recognize accrued interest and penalties related to uncertain tax positions in the Company's consolidated statements of operations.
Tax laws are complex and subject to different interpretations by the taxpayer and respective taxing authorities. Significant judgment is required in determining tax expense and evaluating tax positions, including evaluating uncertainties under U.S. GAAP. Management reviews its tax positions periodically and adjusts its tax balances as new information becomes available.
Segment Reporting
The Company reports operating segments in accordance with ASC 280. Operating segments are components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. ASC 280 requires that a public entity report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, and information on the way that the Company identified its operating segments. The Company's business segments are determined based on products and services offered, as well as the nature of the related business activities, and they reflect the manner in which financial information is currently evaluated by management. The Company has identified the following two reportable segments: (i) Structured Settlements and (ii) Home Lending. The Company's Structured Settlements segment also includes corporate activities, payment solutions, pre-settlements and providing (i) access to providers of personal lending and (ii) access to providers of funding for pre-settled legal claims.
Interest Income
Interest income on mortgage loans held for sale is accrued and is based upon the principal amount outstanding and contractual interest rates. Income recognition is discontinued when loans become 90 days delinquent or when, in management's opinion, the collectability of principal and interest becomes doubtful and the mortgage loans held for sale are put on a non-accrual basis. When the loan is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria.
For finance receivables, the Company suspends recognizing interest income when it is probable that the Company will be unable to collect all payments according to the contractual terms of the underlying agreements. Management considers all information available in assessing collectability. Collectability is measured on a receivable-by-receivable basis by either the present value of estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent. Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability. A receivable is charged off when in our judgment, the receivable or portion of the receivable is considered uncollectible.
Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

of interest income once it has been suspended.
Loan Servicing Fees
Loan servicing fees associated with mortgage loan operations represent revenue earned for servicing loans for various investors and are included in servicing, broker, and other fees in the consolidated statements of operations. The loan servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized into income when earned. Loan servicing expenses are charged to operations as incurred, and included in direct subservicing costs in the Company's consolidated statements of operations.
Share-Based Compensation
The Company applies ASC 718, Compensation - Stock Compensation ("ASC 718"), which requires that the compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, be included in the Company's consolidated statements of operations. The Company has determined that these share-based payment transactions represent equity awards under ASC 718 and therefore measures the cost of employee services received in exchange for share-based compensation on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award. For all grants or modifications of stock options, the fair value at the grant date is calculated using option pricing models based on the value of the entity's shares at the award or modification date. Compensation expense for performance-based restricted stock units is recognized ratably from the date of the grant until the date the restrictions lapse and is based on the trading price of the Class A common stock on the date of grant or modification and the probability of achievement of the specific performance-based goals.
In 2016, the Company modified the terms of stock options granted to its employees and may do so again in the future. The Company accounts for the incremental increase in the fair value over the original award on the date of the modification as an expense for vested awards and over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.
Share-based compensation expense is included in compensation and benefits expense in the Company's consolidated statements of operations.
Debt Issuance Costs
Debt issuance costs related to liabilities for which the Company has elected the fair value option are expensed when incurred. Debt issuance costs related to liabilities for which the Company has not elected the fair value option are capitalized and amortized over the expected term of the borrowing or debt issuance. With the adoption of Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), capitalized amounts are netted against the related debt facility on the Company's consolidated balance sheets and amortization of such costs is included in interest expense in the Company's consolidated statements of operations over the life of the debt facility.
Advertising Expenses
Advertising costs are expensed as incurred. The costs are included in advertising expense in the Company's consolidated statements of operations.
Recently Adopted Accounting Pronouncements
Effective in the fourth quarter of fiscal 2016, the Company adopted ASU No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which allows for the entity to measure both the financial assets and the financial liabilities of its collateralized financing entities in its consolidated financial statements using the more observable fair value of either the financial assets or financial liabilities, or under ASC 820. The adoption of this ASU did not have a material impact on the Company's results of operations, cash flows or financial position.
Effective in the fourth quarter of fiscal 2016, the Company adopted ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company performed the required assessment. The adoption of this ASU did not have a material impact on the Company's results of operations, cash flows, financial position or disclosures.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Effective in the fourth quarter of fiscal 2016, the Company adopted ASU 2015-03 and ASU 2015-15. ASU 2015-03 requires an entity to recognize debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard requires the new guidance to be adopted on a retrospective basis wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying this ASU. ASU 2015-15 allows companies to present debt issuance costs related to warehouse lines of credit as an asset. The Company reclassified debt issuance costs related to debt liabilities, including warehouse lines of credit, as a reduction of the associated debt liability. The adoption of these ASUs did not have a material impact on the Company's results of operations, cash flows or financial position.
The following table reconciles the balance sheet line items impacted by the adoption of these ASUs:

Balance Sheet Line Item as of December 31, 2015	Historical Accounting Method	Effect of Adoption of ASU 2015-3 and ASU 2015-15	2015 as Adjusted
	(In thousands)
Other assets	$82,577	$(23,866)	$58,711
Total assets	$82,577	$(23,866)	$58,711

Term loan payable	$440,181	$(16,677)	$423,504
VIE borrowings under revolving credit facilities and other similar borrowings	48,828	(4,489)	44,339
VIE long-term debt	199,363	(2,700)	196,663
Total liabilities	$688,372	$(23,866)	$664,506
4. Business Combinations
In accordance with ASC 805, the Company accounts for acquisitions by applying the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
On July 31, 2015, the Company completed its acquisition of Home Lending. The results of Home Lending are included in the Company's consolidated statements of operations from the date of acquisition and are reported as a separate reportable segment. Home Lending is primarily engaged in originating, selling and servicing residential mortgage loans. Its acquisition represented a major step in the Company's strategy to become a more diversified financial services company.
The final acquisition fair value of the consideration paid was $74.6 million, which consisted of $53.2 million that was initially paid in cash and $13.0 million that was paid through the issuance of 1,572,327 shares of the Company's Class A common stock. The fair value of the 1,572,327 Class A common shares issued was calculated using the closing trading price of the Company's common shares on the acquisition date. An additional $8.4 million of consideration was accrued to reflect the estimated outcome of certain post-close adjustments included in the stock purchase agreement, of which $7.6 million and $0.8 million was paid in the three months ended March 31, 2016 and December 31, 2015, respectively, and thereby concluded the measurement-period adjustments.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The following table sets forth the final acquisition-date fair value of the consideration and the identified net assets acquired and liabilities assumed as of July 31, 2015.

As of July 31, 2015
(In thousands)
Consideration:
Cash	$61,648
Equity instruments issued (1,572,327 shares of Class A common stock)	12,956
Fair value of total consideration	$74,604

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$6,610
Restricted cash	4,756
Mortgage loans held for sale	131,325
Mortgage servicing rights	27,638
Premises and equipment	908
Intangible assets	23,842
Other assets	31,701
Other borrowings under revolving credit facilities and other similar borrowings	(128,487)
Other liabilities	(32,058)
Total identifiable net assets	$66,235
Goodwill	$8,369
Of the $23.8 million of acquired intangible assets, $13.2 million were assigned to licenses and approvals that are not subject to amortization. The remaining $10.6 million of acquired intangible assets were assigned a weighted-average useful life of 9.3 years. These finite-lived assets included affinity relationships of $9.5 million (10-year useful life) and a trade name of $1.1 million (3-year useful life).
The excess of the consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of $8.4 million, which was assigned to the Home Lending reporting segment. The Company elected to treat the acquisition of the stock as an asset acquisition, and, consequently, the goodwill and the intangible assets are expected to be deductible for income tax purposes under section 197 of the Internal Revenue Code of 1986.
Acquisition-related costs of $3.1 million were included in professional and consulting fees in the Company's consolidated statements of operations for the year ending December 31, 2015.
The following table summarizes the actual amounts of Home Lending's revenues and earnings included in the Company's consolidated statements of operations for the year ended December 31, 2015 from July 31, 2015:

Year Ended December 31, 2015
(In thousands)
Total revenues	$26,732
Net income before income taxes	$1,992

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The following table summarizes the supplemental unaudited pro forma information of the combined Company for the years ended December 31, 2015 and 2014, respectively, as if the acquisition of Home Lending occurred on January 1, 2014.

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
5. Goodwill and Intangible Assets
The goodwill of the Company consists of $8.4 million related to the Home Lending segment as of December 31, 2016 and 2015. There is no goodwill related to the Structured Settlements segment as of December 31, 2016 and 2015.
Intangible assets subject to amortization include the following as of:

	Structured Settlements		Home Lending
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
December 31, 2016
Database	$4,609	$(4,356)	$—	$—
Customer relationships	16,096	(15,750)	—	—
Domain names	486	(461)	—	—
Trade name (1)	613	(157)	1,095	(700)
Affinity relationships	—	—	9,547	(1,354)
Intangible assets subject to amortization	$21,804	$(20,724)	$10,642	$(2,054)

December 31, 2015
Database	$4,609	$(4,250)	$—	$—
Customer relationships	18,844	(15,375)	—	—
Domain names	486	(450)	—	—
Trade name	—	—	1,095	(228)
Affinity relationships	—	—	9,547	(397)
Intangible assets subject to amortization	$23,939	$(20,075)	$10,642	$(625)
(1) During the three months ended June 30, 2016, the trade name the Company acquired in connection with the Company's 2011 acquisition of Orchard Acquisition Company ("OAC") was determined to be a finite-lived asset, subject to amortization. As of December 31, 2016 and 2015, the carrying value of this trade name was $0.5 million and $3.3 million, respectively.
As of December 31, 2016 and 2015, the carrying value of Home Lending's indefinite-lived licenses and approvals intangible asset was $13.2 million.
Amortization of intangible assets is included in depreciation and amortization in the Company's consolidated statements of operations. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $2.1 million, $2.2 million, and $2.5 million, respectively. As of December 31, 2016, the weighted average remaining useful lives of the databases, customer relationships, domain names and trade names are two years and affinity relationships is nine years.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Estimated future amortization expense for amortizable intangible assets for each of the succeeding five calendar years and thereafter is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
(In thousands)
2017	$1,743
2018	1,560
2019	1,035
2020	957
2021	954
Thereafter	3,419
Total future amortization expense	$9,668

The Company evaluates its long-lived assets, including finite and indefinite-lived intangible assets, for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate a potential impairment between annual measurement dates. Management qualitatively determines whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of the Company's reporting units and intangible assets are less than their carrying amounts prior to performing the two-step process to evaluate the potential impairment of goodwill and intangible assets with indefinite useful lives.
In the fourth quarter of 2016, the Company performed a qualitative assessment based, in part, on the factors outlined below:

•	Macroeconomic factors including the interest rate environment and the securitization and warehouse credit market;

•	Industry specific factors including significant changes in competition and regulatory impediments;

•	Cost-related factors including an increase in labor and other operating costs;

•	Overall financial performance which incorporates cash flows, revenues and earnings; and

•	Other relevant entity-specific events such as changes in management, changes in stock price, and counterparty risks.
In performing the qualitative assessment, the Company identified and considered all relevant events and circumstances, including the Company's reporting units' recent financial performance and projected operating results, and the Company’s market capitalization. Based on the weight of evidence and the significance of the identified factors, the Company determined that it was not more likely than not that the fair value of the Company's goodwill, indefinite-lived intangible assets and long-lived assets were less than their carrying values as of December 31, 2016.
During the three months ended June 30, 2016, due to (i) the operating results of the Structured Settlements reporting unit (which is the same as the Structured Settlements reportable segment for segment reporting purposes) being lower than the forecasted results included in its 2015 annual impairment testing conducted as of October 1, 2015, combined with (ii) a continued decline in the stock price of the Company's Class A common stock, the Company determined indicators of impairment to be present resulting in the performance of: (a) a test for potential impairment for Structured Settlements' indefinite-lived intangibles, (b) a test for potential impairment for Structured Settlements' finite-lived intangibles assets and (c) a step-1 impairment analysis on the goodwill for the Home Lending reporting unit.
The fair value of the indefinite-lived trade name asset acquired by the Company in connection with the 2011 acquisition of OAC was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the "relief from royalty" method was used, which incorporated the following key assumptions: (i) projected long-term revenues directly attributable to the trade name; (ii) a discount rate developed using a weighted average cost of capital analysis; and (iii) a royalty rate based on an analysis of royalty licensing data. As a result of this analysis, the Company determined the trade name within the Structured Settlements reporting unit was impaired and recorded an impairment charge of $2.8 million in the Company's consolidated statements of operations for the three and six months ended June 30, 2016. The Company also determined that its trade name asset was a finite-lived intangible asset, and, consequently, its carrying value of $0.6 million as of June 30, 2016 will be amortized over three years, which is the period the Company expects the asset to contribute directly or indirectly to future cash flows of the Company.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The fair value of the finite-lived customer relationships asset within the Structured Settlements reporting unit was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is also considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the income approach was used, which incorporated the following key assumptions: (i) projected long-term revenues directly attributable to the customer relationships; (ii) a discount rate developed using a cost of equity analysis; and (iii) contributory asset charges attributable to the asset. As a result of this analysis, the Company determined the customer relationships finite-lived intangible asset within the Structured Settlements reporting unit was impaired and recorded an impairment charge of $2.7 million in the Company's consolidated statements of operations for the three and six months ended June 30, 2016.
The Company continually evaluates whether events or changes in circumstances have occurred that may warrant revision to the estimated useful lives of its finite and indefinite-lived intangible assets. During the three months ended June 30, 2016, the Company determined that the remaining useful lives of its finite-lived intangible assets within the Structured Settlements reporting unit, namely databases and customer relationships, were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years.
The Company used a combination of income and market approaches to estimate the fair value of the Company's Home Lending reporting unit as of April 1, 2016. The income approach utilized multi-year cash flow projections that incorporated projected long-term growth rates and a discount rate based on a cost of equity analysis. The market approach estimated the reporting unit's fair value based on various prices and financial ratios from similar publicly traded companies and market transactions. As a result of this analysis, the fair value of the Home Lending reporting unit exceeded its carrying value by approximately 29%.
As a result of the above actions, the Company recorded in the aggregate an intangible assets impairment charge of $5.5 million during the year ended December 31, 2016.
During the three months ended September 30, 2015, the Company re-evaluated its internal projections for its Structured Settlements reporting unit based on lower than anticipated results, a significant decline in the stock price of the Company's Class A common stock, and a re-assessment of the reporting unit's brand strategy. Accordingly, the Company determined these events constituted a triggering event requiring the Company to: (i) test the related indefinite-lived trade name for potential impairment, and (ii) perform a step-1 impairment analysis of the goodwill reporting units. As a result of the analysis, the Company determined the trade name within the Structured Settlements reporting unit was impaired and recorded an impairment charge of $29.9 million in the Company's consolidated statements of operations. Goodwill was determined not to be impaired at that time.
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
To estimate the fair value of the Company's Structured Settlements reporting unit, the Company used a combination of income (i.e., discounted cash flow) and market approaches. The income approach utilized multi-year cash flow projections that incorporated projected long-term growth rates and a discount rate based on a cost of equity analysis which (i) reflected a reconciliation of the fair value of the individual reporting units to the Company's total market capitalization and (ii) took into consideration the decline in the stock's price after the measurement date through December 31, 2015. The market approach estimated the reporting unit's fair value based on various prices and financial ratios from similar publicly traded companies and market transactions. Based on the Company's goodwill assessment, the implied fair value of the Structured Settlements reporting unit was less than its carrying value, and, as a result, a step-2 goodwill impairment test was performed to measure the impairment charge. Consequently, the Company recorded a goodwill impairment charge of $85.0 million in the Company's consolidated statements of operations, representing all goodwill associated with the Structured Settlements reporting unit.
To estimate the fair value of the Company's Home Lending reporting unit as of October 1, 2015, the Company also used a combination of income and market approaches. The income approach utilized multi-year cash flow projections that incorporated projected long-term growth rates and a discount rate based on a cost of equity analysis. The market approach estimated the reporting unit's fair value based on various prices and financial ratios from similar publicly traded companies and market transactions. As a result of this analysis, the fair value of the Home Lending reporting unit exceeded its carrying value by $1.3 million, or 1.7%.
The fair value of the Structured Settlements reporting unit's indefinite-lived trade-name was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the "relief from royalty" method was

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

used that incorporated multi-year revenue projections. Key assumptions utilized in the fair value analysis included the following: (i) projected long-term growth rates in revenues directly attributable to the trade name; (ii) a discount rate developed using a weighted average cost of capital analysis; and (iii) a royalty rate based on an analysis of royalty licensing data. As a result of this analysis, the Company determined the indefinite-lived trade name within the Structured Settlements reporting unit was impaired and recorded an additional impairment charge of $5.6 million in the Company's consolidated statements of operations during the three months ended December 31, 2015. In addition, the Company determined that other finite-lived intangible assets were also impaired and recorded an impairment charge of $1.1 million in the Company's consolidated statements of operations during the three months ended December 31, 2015.
As a result of the above actions, the Company recorded in the aggregate a goodwill and intangible asset impairment charge of $121.6 million during the year ended December 31, 2015.
No impairment was recognized for goodwill and intangible assets for the year ended December 31, 2014.
While management believes the assumptions used in its annual impairment assessment are reasonable and will continuously evaluate for future potential impairment indicators, there can be no assurance that estimates and assumptions made for purposes of impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the Company's intangible assets and reporting units, an increase in the discount rate, and/or a decrease in the internal projected revenues used in the discounted cash flow model, among other items, could result in future impairment charges.
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

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

For assets and liabilities measured at fair value in the consolidated financial statements:
Marketable securities, at fair value - The fair value of investments in marketable securities is based on quoted market prices, which primarily consist of equity and fixed income securities.
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
For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the "Trusts"). The waterfall includes fees to operate the Trusts (servicing fees, administrative fees, etc.), note holder principal and note holder interest. Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation. Refer to Note 19 for additional information. The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the retained interest holder.
The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either: (i) market indices that are highly correlated with the spreads from the Company's previous securitizations and asset sales or (ii) the Company's most recent securitization or asset sale if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt's fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt's fair value. The debt's fair value interest rates are blended using the debt's principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables' asset cash flows. In addition, the Company considers transformation costs and profit margin associated with its securitizations to derive the fair value of its finance receivables' asset cash flows. The finance receivables' residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate calculated rate (9.75% and 8.30% at December 31, 2016 and December 31, 2015, respectively, with a weighted average life of 20 years as of both dates) that is derived from the fair value interest rates of the related debt.
The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation. Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair value, on the Company's consolidated balance sheets. In connection with the refinancing of the Company's Residual Term Facility, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and elected the fair value option, as permitted by ASC 825, Financial Instruments ("ASC 825"). The fair value interest rate of the debt is derived using the swap curve and applying a calculated spread based on market indices that are highly correlated with the spread from the related debt issued. Refer to Notes 18 and 19 for additional information. The associated debt's projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair value.
For finance receivables not yet securitized, the Company uses the calculated spreads based on market indices, while also considering transformation costs and profit margin to determine the fair value yield adjusting for expected losses and applying the residual yield for the cash flows the Company projects would make up the retained interest in a securitization. There are no material differences in valuation techniques, assumptions and inputs used to develop the Company’s fair value measurements for finance receivables not securitized and those that are securitized.
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
Mortgage servicing rights, at fair value - The Company uses a discounted cash flow approach to estimate the fair value of MSRs incorporating assumptions management believes market participants would use in determining fair value. The assumptions used in the estimation of the fair value of MSRs include contractual service fees, ancillary income and late fees, the cost of servicing, the discount rate, the float rate, the inflation rate, prepayment speeds and default rates.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

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
Assets and liabilities for which fair value is only disclosed in the notes to consolidated financial statements:
VIE and other finance receivables, net of allowances for losses – The fair value of structured settlement, annuity, and lottery receivables is estimated based on the present value of future expected cash flows using discount rates commensurate with the risks involved. The fair value of pre-settlement funding transactions and attorney cost financing is based on expected losses and historical loss experience associated with the respective receivables using management's best estimate of key assumptions regarding credit losses.
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
Installment obligations payable – Installment obligations payable is reported at contract value determined based on changes in the measuring indices selected by the obligees under the terms of the obligations over the length of the obligations. The fair value of installment obligations payable is estimated to be equal to the carrying value.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The following table sets forth the Company's assets and liabilities that are carried at fair value on the Company's consolidated balance sheets as of:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2016
Assets
Marketable securities, at fair value	$74,421	$2,266	$—	$76,687
VIE and other finance receivables, at fair value	—	—	4,157,037	4,157,037
Mortgage loans held for sale, at fair value	—	232,770	—	232,770
Mortgage servicing rights, at fair value	—	—	41,697	41,697
Interest rate lock commitments, at fair value (1)	—	—	6,072	6,072
Forward sale commitments, at fair value (1)	—	659	—	659
Total Assets	$74,421	$235,695	$4,204,806	$4,514,922

Liabilities
VIE derivative liabilities, at fair value	$—	$50,432	$—	$50,432
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,014,450	4,014,450
Total Liabilities	$—	$50,432	$4,014,450	$4,064,882
(1) Included in other assets on the Company's consolidated balance sheets.

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2015
Assets
Marketable securities, at fair value	$82,693	$2,301	$—	$84,994
VIE and other finance receivables, at fair value	—	—	4,386,147	4,386,147
Mortgage loans held for sale, at fair value	—	124,508	—	124,508
Mortgage servicing rights, at fair value	—	—	29,287	29,287
Interest rate lock commitments, at fair value (1)	—	—	4,934	4,934
Total Assets	$82,693	$126,809	$4,420,368	$4,629,870

Liabilities
VIE derivative liabilities, at fair value	$—	$66,519	$—	$66,519
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	3,928,818	3,928,818
Forward sale commitments, at fair value (2)	—	147	—	147
Total Liabilities	$—	$66,666	$3,928,818	$3,995,484
(1) Included in other assets on the Company's consolidated balance sheets.
(2) Included in other liabilities on the Company's consolidated balance sheets.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The following table sets forth the Company's quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(In thousands)
December 31, 2016
Assets
VIE and other finance receivables, at fair value	$4,157,037	Discounted cash flow	Discount rate	3.16% - 12.77% (4.32%)
Mortgage servicing rights, at fair value	41,697	Discounted cash flow	Discount rate	9.50% - 14.06% (10.11%)
			Prepayment speed	6.04% - 21.82% (7.96%)
			Cost of servicing	$65 - $90 ($73)
Interest rate lock commitments, at fair value	6,072	Internal model	Pull-through rate	37.25% - 97.00% (79.53%)
Total Assets	$4,204,806

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,014,450	Discounted cash flow	Discount rate	1.47% - 11.91% (4.25%)
Total Liabilities	$4,014,450

December 31, 2015
Assets
VIE and other finance receivables, at fair value	$4,386,147	Discounted cash flow	Discount rate	3.33% - 12.30% (4.47%)
Mortgage servicing rights, at fair value	29,287	Discounted cash flow	Discount rate	9.54% - 14.06% (10.27%)
			Prepayment speed	8.24% - 20.56% (9.06%)
			Cost of servicing	$65 - $90 ($75)
Interest rate lock commitments, at fair value	4,934	Internal model	Pull-through rate	37.44% - 100.00% (74.91%)
Total Assets	$4,420,368

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	3,928,818	Discounted cash flow	Discount rate	1.69% - 12.30% (4.13%)
Total Liabilities	$3,928,818
A significant unobservable input used in the fair value measurement of most of the Company's assets and liabilities measured at fair value using unobservable inputs (Level 3) is the discount rate. Significant increases (decreases) in the discount rate used to estimate fair value in isolation would result in a significantly lower (higher) fair value measurement of the corresponding asset or liability. An additional significant unobservable input used in the fair value measurement of mortgage servicing rights, at fair value, is prepayment speed. Significant increases (decreases) in the prepayment speed used to estimate the fair value of MSRs

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cost of servicing used to estimate the fair value of MSRs in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the pull-through rate used to estimate the fair value of IRLCs in isolation would result in a significantly higher (lower) fair value measurement.
The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015 were as follows:

	VIE and other finance receivables, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value	Total

Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$4,420,368
Total included in earnings (losses):			0
Unrealized gains	33,241	12,410	6,072	51,723
Realized gain on sale of finance receivable	69,598	—	—	69,598
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	273,298	—	—	273,298
Interest accreted	173,194	—	—	173,194
Payments received	(507,110)	—	—	(507,110)
Sale of finance receivables	(271,331)	—	—	(271,331)
Transfers to/from other balance sheet line items	—	—	(4,934)	(4,934)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of December 31, 2016	$4,157,037	$41,697	$6,072	$4,204,806
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
December 31, 2016	$33,241	$12,410	$6,072	$51,723

Balance as of December 31, 2014	$4,523,835	$—	$—	$4,523,835
Total included in earnings (losses):
Unrealized gains	(164,311)	1,649	4,934	(157,728)
Realized gain on sale of finance receivable	5,013	—	—	5,013
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	385,288	—	—	385,288
Interest accreted	168,998	—	—	168,998
Payments received	(511,867)	—	—	(511,867)
Sale of finance receivables	(20,809)	—	—	(20,809)
Assets acquired in connection with the Home Lending acquisition	—	27,638	7,051	34,689
Transfers to/from other balance sheet line items	—	—	(7,051)	(7,051)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$4,420,368
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of:
December 31, 2015	$(164,311)	$1,649	$4,934	$(157,728)

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2015	$3,928,818
Total included in (earnings) losses:
Unrealized losses	97,829
Issuances	337,667
Interest accreted	(30,234)
Repayments	(319,630)
Transfers in and/or out of Level 3	—
Balance as of December 31, 2016	$4,014,450
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
December 31, 2016	$97,829

Balance as of December 31, 2014	$4,031,864
Total included in (earnings) losses:
Unrealized gains	(230,228)
Issuances	489,699
Interest accreted	(44,425)
Repayments	(318,092)
Transfers in and/or out of Level 3	—
Balance as of December 31, 2015	$3,928,818
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
December 31, 2015	$(229,635)

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Realized and unrealized gains and losses included in revenues in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 are reported in the following revenue categories:

	VIE and other finance receivables and long-term debt, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value
	(In thousands)
Net gains in revenues for the year ended December 31, 2016	$5,010	$12,410	$6,072
Unrealized (losses) gains for the year ended December 31, 2016 relating to assets still held as of December 31, 2016	$(64,588)	$12,410	$6,072
Net gains in revenues for the year ended December 31, 2015	$70,930	$1,649	$4,934
Unrealized gains for the year ended December 31, 2015 relating to assets still held as of December 31, 2015	$65,324	$1,649	$4,934
Net gains in revenues for the year ended December 31, 2014	$306,671	$—	$—
Unrealized gains for the year ended December 31, 2014 relating to assets still held as of December 31, 2014	$306,424	$—	$—

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The Company discloses fair value information about financial instruments, whether or not recorded at fair value on the Company's consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company's financial instruments are as follows:

	December 31, 2016		December 31, 2015
	(In thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets
VIE and other finance receivables, at fair value	$4,157,037	$4,157,037	$4,386,147	$4,386,147
VIE and other finance receivables, net of allowance for losses (1)	88,300	93,944	103,609	110,342
Other receivables, net of allowance for losses (1)	17,771	17,771	16,285	16,285
Mortgage loans held for sale, at fair value	232,770	232,770	124,508	124,508
Mortgage servicing rights, at fair value	41,697	41,697	29,287	29,287
Marketable securities, at fair value	76,687	76,687	84,994	84,994
Interest rate lock commitments, at fair value (2)	6,072	6,072	4,934	4,934
Forward sale commitments, at fair value (2)	659	659	—	—
Financial liabilities
Term loan payable (1)	242,730	431,872	325,558	423,504
VIE derivative liabilities, at fair value	50,432	50,432	66,519	66,519
VIE borrowings under revolving credit facilities and other similar borrowings (1)	58,798	56,432	53,737	44,339
Other borrowings under revolving credit facilities and other similar borrowings (1)	229,221	229,588	122,243	122,243
VIE long-term debt (1)	57,268	62,939	194,211	196,663
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,014,450	4,014,450	3,928,818	3,928,818
Forward sale commitments, at fair value (3)	—	—	147	147
Installment obligations payable (1)	76,687	76,687	84,994	84,994
(1)These represent financial instruments not recorded on the consolidated balance sheets at fair value. Such financial instruments would be classified as Level 3 within the fair value hierarchy.
(2) Included in other assets on the Company's  consolidated balance sheets.
(3) Included in other liabilities on the Company's  consolidated balance sheets.
7. VIE and Other Finance Receivables, at Fair Value
The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 825. The Company also elected to fair value newly originated lottery winnings effective January 1, 2013. VIE and other finance receivables for which the fair value option was elected consist of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Maturity value	$6,584,344	$6,876,687
Unearned income	(2,427,307)	(2,490,540)
Net carrying amount	$4,157,037	$4,386,147

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Encumbrances on VIE and other finance receivables, at fair value, were as follows:

Encumbrance	December 31, 2016	December 31, 2015
	(In thousands)
VIE long-term debt issued by securitization and permanent financing trusts (2)	$4,060,069	$4,320,488
$100.0 million credit facility (JGW-S III) (1)	27,966	1,664
$300.0 million credit facility (JGW V) (1)	55,868	54,306
Encumbered VIE finance receivables	4,143,903	4,376,458
Not encumbered	13,134	9,689
Total VIE and other finance receivables, at fair value	$4,157,037	$4,386,147
(1) Refer to Note 16.
(2) Refer to Note 19.
As of December 31, 2016, the residual cash flows from the Company's finance receivables, at fair value, were pledged as collateral for one of the Company's permanent financing VIEs. Refer to Note 19 for additional information. As of December 31, 2015, the residual cash flows from the Company's finance receivables, at fair value, were pledged as collateral for the Residual Term Facility. Refer to Note 18 for additional information. As of December 31, 2016 and 2015, the unsecuritized finance receivables, at fair value, were $97.0 million and $65.7 million, respectively, and were included within other finance receivables, at fair value on the Company’s consolidated balance sheets.
As of December 31, 2016, the expected cash flows of VIE and other finance receivables, at fair value, based on maturity value for the next five years and thereafter were as follows:

Year ended December 31,	Expected cash flows
(In thousands)
2017	$498,724
2018	473,530
2019	460,148
2020	427,127
2021	405,690
Thereafter	4,319,125
Total	$6,584,344

In February 2016, the Company completed a sale of the first pool of assets associated with its 2016-1 direct asset sale in which $151.5 million of total receivable balances ("TRB") purchases were sold for $91.3 million and the Company recognized a $21.7 million gain. In April 2016, the Company completed a sale of the second pool of assets associated with its 2016-1 direct asset sale in which $115.8 million of TRB purchases were sold for $70.0 million, and the Company realized an $18.6 million gain. In June 2016, the Company completed a sale of the first pool of assets associated with its 2016-2 direct asset sale in which $81.3 million of TRB purchases were sold for $50.8 million. In conjunction with this transaction, the Company realized a $13.9 million gain. In August 2016, the Company completed a sale of the second pool of assets associated with its 2016-2 direct asset sale in which $93.6 million of TRB purchases were sold for $59.2 million, and the Company realized a $15.4 million gain. The aforementioned gains were included in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sales.
In December 2015, the Company completed a direct asset sale in which $47.2 million of TRB was sold for $20.8 million. The Company recognized a $5.0 million gain, which is included in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations.
The Company is engaged to service certain finance receivables it sold to third parties. Servicing fee revenue related to those receivables is included in servicing, broker, and other fees in the Company's consolidated statements of operations, and was as follows:

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Servicing fee income	$929	$811	$914
8. VIE and Other Finance Receivables, Net of Allowance for Losses
The Company did not elect the fair value option for VIE and other finance receivables, net of allowance for losses, which consist of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Structured settlements and annuities	$67,872	$72,121
Less: unearned income	(42,030)	(45,825)
	25,842	26,296
Lottery winnings	63,957	70,589
Less: unearned income	(16,799)	(20,153)
	47,158	50,436
Pre-settlement funding transactions	31,853	44,299
Less: unearned income	(441)	(1,144)
	31,412	43,155
Attorney cost financing	616	821
Less: unearned income	—	—
	616	821
VIE and other finance receivables	105,028	120,708
Less: allowance for losses	(11,084)	(10,366)
VIE and other finance receivables, net of allowances	$93,944	$110,342
Encumbrances on VIE and other finance receivables, net of allowance for losses, are as follows:

Encumbrance	December 31, 2016	December 31, 2015
	(In thousands)
VIE long-term debt (2)	$69,354	$74,473
$35 million pre-settlement credit facility (1)	—	25,401
VIE and encumbered securitized debt	69,354	99,874
VIE unencumbered assets	15,971	—
Non-VIE unencumbered assets	8,619	10,468
Not encumbered	24,590	10,468
Total VIE and other finance receivables, net of allowances	$93,944	$110,342
(1) Refer to Note 16.
(2) Refer to Note 18.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

As of December 31, 2016, the expected cash flows of structured settlements, annuities and lottery winnings based on maturity value for the next five years and thereafter are as follows:

Year Ended December 31,	Expected cash flows
(In thousands)
2017	$13,209
2018	10,326
2019	10,241
2020	10,422
2021	10,674
Thereafter	76,957
Total	$131,829

Excluded from the above table are pre-settlement funding transactions and attorney cost financing receivable balances of $32.5 million as of December 31, 2016, which do not have specified maturity dates.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Activity in the allowance for losses for VIE and other finance receivables is as follows:

	Structured settlements and annuities	Lottery winnings	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
For the year ended December 31, 2016
Allowance for losses:
Balance as of December 31, 2015	$(69)	$—	$(10,013)	$(284)	$(10,366)
Credit (provision) for loss	91	(7)	(3,515)	—	(3,431)
Charge-offs	32	7	2,821	—	2,860
Recoveries	(147)	—	—	—	(147)
Balance as of December 31, 2016	$(93)	$—	$(10,707)	$(284)	$(11,084)

Individually evaluated for impairment	$(93)	$—	$(2,091)	$(284)	$(2,468)
Collectively evaluated for impairment	—	—	(8,616)	—	(8,616)
Balance as of December 31, 2016	$(93)	$—	$(10,707)	$(284)	$(11,084)

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,749	$47,158	$85	$332	$73,324
Collectively evaluated for impairment	—	—	20,620	—	20,620
Balance as of December 31, 2016	$25,749	$47,158	$20,705	$332	$93,944

For the year ended December 31, 2015
Allowance for losses:
Balance as of December 31, 2014	$(56)	$(3)	$(9,786)	$(283)	$(10,128)
Provision for loss	(192)	(66)	(4,288)	—	(4,546)
Charge-offs	195	69	4,064	—	4,328
Recoveries	(16)	—	(3)	(1)	(20)
Balance as of December 31, 2015	$(69)	$—	$(10,013)	$(284)	$(10,366)

Individually evaluated for impairment	$(69)	$—	$(2,243)	$(284)	$(2,596)
Collectively evaluated for impairment	—	—	(7,770)	—	(7,770)
Balance as of December 31, 2015	$(69)	$—	$(10,013)	$(284)	$(10,366)

VIE and other finance receivables, net:
Individually evaluated for impairment	$26,227	$50,436	$125	$537	$77,325
Collectively evaluated for impairment	—	—	33,017	—	33,017
Balance as of December 31, 2015	$26,227	$50,436	$33,142	$537	$110,342

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

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent. Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability.
Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of December 31, 2016, the Company had discontinued recognition of income on pre-settlement funding transactions in the amount of $14.7 million and attorney cost financing receivables in the amount of $0.4 million. As of December 31, 2015, the Company had discontinued recognition of income on pre-settlement funding transactions in the amount of $12.2 million and attorney cost financing receivables in the amount of $0.4 million.
Pre-settlement funding transactions and attorney cost financing are usually outstanding for a period of time exceeding one year. The Company assesses the status of the individual pre-settlement funding transactions to determine whether there are any case specific concerns that need to be addressed and included in the allowance for losses on finance receivables. The Company also analyzes pre-settlement funding transactions on a portfolio basis based on the age of the advances as the ability to collect is correlated to the duration of time the advances are outstanding.
The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	December 31, 2016	December 31, 2015
	(In thousands)
2009	$690	$1,229
2010	1,848	2,759
2011	3,891	5,597
2012	4,279	6,212
2013	5,390	6,772
2014	13,085	17,773
2015	2,670	3,957
2016	—	—
Total	$31,853	$44,299

Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing in the amounts of $10.7 million and $0.3 million, respectively, as of December 31, 2016, and in the amounts of $10.0 million and $0.3 million, respectively, as of December 31, 2015.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
December 31, 2016
Structured settlements and annuities	$11	$5	$88	$104	$25,645	$25,749	$—
Lottery winnings	—	4	205	209	46,949	47,158	—
Total	$11	$9	$293	$313	$72,594	$72,907	$—

December 31, 2015
Structured settlements and annuities	$9	$8	$481	$498	$25,729	$26,227	$—
Lottery winnings	3	3	206	212	50,224	50,436	—
Total	$12	$11	$687	$710	$75,953	$76,663	$—
Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.
9. Other Receivables, Net of Allowances for Losses
Other receivables include the following as of:

	December 31, 2016	December 31, 2015
	(In thousands)
Advances receivable	$1,800	$2,312
Notes receivable	9,627	8,811
Tax withholding receivables on lottery winnings	246	1,157
Due from affiliates	—	24
Broker fee receivable	984	14
Other	5,394	4,240
Other receivables, gross	18,051	16,558
Less: allowance for losses	(280)	(273)
Other receivables, net of allowances for losses	$17,771	$16,285
The Company's lottery and structured settlements businesses in some cases will advance a portion of the purchase price to a customer prior to the closing of the transaction, which are included in advances receivable above.
Notes receivable represents receivables from a third party for the sale of LCSS assets.
Tax withholding receivables on lottery winnings represents the portion of lottery collections withheld for state and federal agencies. The Company obtains the withholding refund once appropriate tax filings are completed for the respective jurisdictions.
Broker fee receivable represents receivables from third parties for disbursements made in connection with brokered TRB.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Activity in the allowance for doubtful accounts for other receivables for the following years ended was as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Beginning balance	$273	$204
Provision for losses	12	69
Recoveries	(5)	—
Other	—	—
Ending balance	$280	$273
10. Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, were as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Unpaid principal balance of mortgage loans held for sale	$230,261	$120,253
Fair value adjustment	2,509	4,255
Mortgage loans held for sale, at fair value	$232,770	$124,508
A reconciliation of the changes in mortgage loans held for sale, at fair value, is presented in the following table:

	Years Ended December 31,
	2016	2015
	(In thousands)
Balance at beginning of year	$124,508	$—
Acquired through Home Lending acquisition	—	131,325
Originations and purchases of mortgage loans held for sale, net of fees	3,441,939	847,917
Proceeds from sale of and principal payments on mortgage loans held for sale	(3,408,065)	(872,526)
Net change in fair value of mortgage loans held for sale	74,388	17,792
Mortgage loans held for sale, at fair value	$232,770	$124,508
As the named servicer, the Company has the option to purchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. In accordance with ASC 860, the Company recorded an asset and a corresponding liability, included within other assets and other liabilities on the Company's consolidated balance sheets, equal to the principal amount of the loans and accrued interest of $39.7 million and $45.8 million as of December 31, 2016 and 2015, respectively.
For the fiscal year ended December 31, 2016, and for the period from July 31, 2015 to December 31, 2015, the Company repurchased $17.7 million and $5.0 million, respectively, of mortgage loans from Ginnie Mae securitization pools with the intent to re-pool them into new Ginnie Mae securitizations or otherwise to sell to third-party investors.
The Company did not have any mortgage loans held for sale on non-accrual status as of December 31, 2016 or 2015.
Loan Servicing and Repurchase Reserve
Mortgage loans sold to investors by the Company which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower, subsequent discovery that underwriting standards were not met or breach of representations and warranties made by the Company. In the event of a breach of the Company's representations and warranties, the Company may be required to either repurchase the mortgage loans with identified defects or indemnify the investors. The Company has established a reserve for potential losses related to these representations and warranties. The Company has also established a reserve for potential losses related to impaired loans within its servicing portfolio. In assessing

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

the adequacy of the reserve, the Company evaluates various factors, including actual write-offs during the period, historical loss experience, known delinquent loans and GSE guidelines. Actual losses incurred are reflected as write-offs against the reserve liability. The loan servicing and repurchase reserve is included within other liabilities on the Company's consolidated balance sheets. The associated expense is included in the provision for losses in the Company's consolidated statements of operations.
The activity in the loan servicing and repurchase reserve was as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Balance at beginning of year	$2,575	$—
Acquired through Home Lending acquisition	—	2,331
Provision for loan servicing and repurchases	2,527	1,030
Write-offs, net	(2,092)	(786)
Total	$3,010	$2,575
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
11. Mortgage Servicing Rights, at Fair Value
The activity of MSRs was as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Balance at beginning of year	$29,287	$—
Acquired through Home Lending acquisition	—	27,638
Additions due to loans sold, servicing retained	17,294	3,752
Reductions due to loan payoffs and foreclosures	(7,178)	(1,637)
Fair value adjustment	2,294	(466)
Mortgage servicing rights, at fair value	$41,697	$29,287
The unpaid principal balance of mortgage loans serviced was $4.1 billion and $3.0 billion as of December 31, 2016 and 2015, respectively.
The key assumptions used in determining the fair value of the Company's MSRs were as follows:

	December 31, 2016	December 31, 2015
Range (Weighted Average)
Discount rate	9.50% - 14.06% (10.11%)	9.54% - 14.06% (10.27%)
Prepayment speed	6.04% - 21.82% (7.96%)	8.24% - 20.56% (9.06%)
Cost of servicing	$65 - $90 ($73)	$65 - $90 ($75)

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values are as follows:

	December 31, 2016	December 31, 2015
Discount rate:
Effect on value - 100 basis points adverse change	$(1,612)	$(1,082)
Effect on value - 200 basis points adverse change	$(3,109)	$(2,088)
Prepayment speed:
Effect on value - 5% adverse change	$(686)	$(542)
Effect on value - 10% adverse change	$(1,370)	$(1,085)
Cost of servicing:
Effect on value - 5% adverse change	$(327)	$(232)
Effect on value - 10% adverse change	$(653)	$(463)
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
12. Premises and Equipment
Premises and equipment includes the following as of:

	December 31, 2016	December 31, 2015
	(In thousands)
Computer software and equipment	$7,612	$8,096
Furniture, fixtures and equipment	5,975	4,424
Leasehold improvements	1,115	1,115
Total fixed assets at cost	14,702	13,635
Less: accumulated depreciation	(10,697)	(7,961)
Premises and equipment, net of accumulated depreciation	$4,005	$5,674
Depreciation of premises and equipment is included in depreciation and amortization in the Company's consolidated statements of operations. Depreciation expense for the years ended December 31, 2016, 2015 and 2014, which includes amortization of assets recorded under capital leases, was $2.7 million, $2.4 million and $1.7 million, respectively.

13. Debt Issuance Costs
Subsequent to the Company's adoption of ASUs 2015-03 and 2015-15, debt issuance costs are capitalized and included as a reduction to the related debt liability (i.e. term loan payable, VIE borrowings under revolving credit facilities and other similar borrowings and VIE long-term debt) on the Company's consolidated balance sheets.
Debt issuance costs consist of the following as of:

	December 31, 2016	December 31, 2015
	(In thousands)
Debt issuance costs	$44,717	$45,678
Less: accumulated amortization	(31,250)	(21,812)
Unamortized debt issuance costs	$13,467	$23,866

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $13.3 million, $7.7 million and $7.7 million, respectively, and is included in interest expense in the Company's consolidated statements of operations.
Debt issuance costs related to VIE long-term debt issued by securitization and permanent financing trusts, at fair value, are expensed as incurred and included in debt issuance expense in the Company's consolidated statements of operations, and were as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Debt issuance costs related to securitizations	$5,117	$6,741	$8,683

14. Operating and Capital Leases
The Company has commitments under operating leases, principally for office space, with various expiration dates through 2022. As of December 31, 2016, the following summarizes future minimum lease payments due under non-cancelable operating leases for the next five years and thereafter are as follows:

Year Ended December 31,	Operating Leases
(In thousands)
2017	$3,019
2018	2,209
2019	2,007
2020	2,043
2021	2,065
Thereafter	1,515
Total	$12,858

Lease expense for office and equipment is included in general and administrative expense in the Company's consolidated statements of operations and was as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Lease expense	$4,119	$2,387	$1,695

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

As of December 31, 2016, the following summarizes future minimum lease payments due under capital leases for the next five years and thereafter are as follows:

Year Ended December 31,	Capital Leases
(In thousands)
2017	$65
2018	65
2019	65
2020	59
2021	—
Thereafter	—
Total	$254
15. Term Loan Payable
The Company has a senior secured credit facility (the "Credit Facility") that consists of a term loan (the "Term Loan") with an outstanding principal balance of $449.5 million as of December 31, 2016 and December 31, 2015, and a $20.0 million revolving commitment. There are no principal payments due on the Term Loan until its maturity in February 2019. The revolving commitment matures in August 2017. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility.
At each interest reset date, the Company has the option to elect that the Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the Term Loan accrues at either Libor or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at Prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of December 31, 2016, the interest rate on the Term Loan was 7.00%, as it is currently a Eurodollar loan. The revolving commitment has the same interest rate terms as the Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.
The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. The total leverage ratio is calculated by dividing total funded debt (as defined in the Credit Facility) less unrestricted cash and cash equivalents by Consolidated Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (as defined in the Credit Facility) for the period of the four fiscal quarters most recently ended. The maximum required total leverage ratio was 4.75 to 1.00 as of December 31, 2016 and 5.00 to 1.00 as of December 31, 2015. As of December 31, 2016 and 2015, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. Had the leverage ratio requirement been applicable as of December 31, 2016, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including incurring additional indebtedness and liens, making investments, transacting with affiliates, disposing of assets, and various other activities.
In addition, the Credit Facility limits, with certain exceptions, certain of the Company's subsidiaries from paying cash dividends and making loans to the Company, the calculation of which is performed annually as of the end of each fiscal year. As a result, $0.3 million of the Company's $40.4 million in stockholders' deficit as of December 31, 2016 and $56.2 million of the Company's $56.2 million in stockholders' equity as of December 31, 2015, respectively, was free of limitations on the payment of dividends.
Interest expense relating to the Term Loan for the years ended December 31, 2016, 2015 and 2014 was $40.6 million, $40.4 million and $40.4 million, respectively.
On July 15, 2015, the Credit Facility was amended to permit mortgage financing indebtedness in connection with the acquisition of Home Lending. The Company accounted for this amendment as a debt modification. In connection with the amendment, the Company incurred $0.7 million in consent fees which will be deferred and amortized as an adjustment to interest

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

expense over the remaining life of the modified debt. In addition, the Company paid $0.2 million in fees which were included in professional and consulting fees in the Company's consolidated statements of operations.
16. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
VIE borrowings under revolving credit facilities and other similar borrowings on the Company's consolidated balance sheets consist of the following as of:

	Entity	December 31, 2016	December 31, 2015
		(In thousands)
$100.0 million variable funding note facility with interest payable monthly (6.5% as of December 31, 2016 and 2015). The commitment period ends on May 19, 2018 and is collateralized by JGW-S III, LLC's ("JGW-S III") structured settlements receivables. JGW-S III is charged monthly an unused fee of 0.75% per annum for the undrawn balance of its line of credit.	JGW-S III	$18,912	$1,024
$50.0 million credit facility, interest payable monthly at the rate of LIBOR plus an applicable margin (3.49% at December 31, 2015). The facility was collateralized by JGW IV, LLC ("JGW IV") structured settlement and annuity receivables. JGW IV was charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit. The facility was terminated in January 2016. (1)	JGW IV	—	(567)
$300.0 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate is 3.30% plus either the LIBOR or the Commercial Paper rate depending on the lender (3.92% and 4.43% at December 31, 2016 and 3.24% and 3.52% at December 31, 2015); Tranche B rate is 5.80% plus LIBOR (6.42% at December 31, 2016 and 5.74% at December 31, 2015). The commitment period ends on July 24, 2017 and is collateralized by JGW V, LLC's ("JGW V") structured settlements, annuity and lottery receivables. JGW V was charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	37,520	36,013
$300.0 million credit facility, interest payable monthly at 2.75% plus an applicable margin (3.22% at December 31, 2015). The facility was collateralized by JGW VII, LLC's ("JGW VII") structured settlements, annuity and lottery receivables. JGW VII was charged monthly an unused fee of 0.50% per annum for the undrawn balance of its line of credit. The facility was terminated in May 2016. (1)	JGW VII	—	(1,231)
Term advance facility, consisting of a single class requiring minimum principal payments with interest payable monthly at the lender's "prime rate" plus 1.00%, subject to a floor of 4.50% (4.50% at December 31, 2015). The facility was collateralized by certain pre-settlement receivables. The facility was terminated on August 11, 2016.	Peach One	—	9,100
Total VIE borrowings under revolving credit facilities and other similar borrowings		$56,432	$44,339
(1) As of December 31, 2015, there were no outstanding borrowings. As a result of adopting ASU 2015-03 & ASU 2015-15, debt issuance costs related to a recognized debt liability are deducted from the carrying amount of that debt liability or shown as an asset.
In January 2016, the Company terminated a $50.0 million credit facility which had no outstanding balance as of December 31, 2015. The facility had an original maturity date of October 2, 2016 and was collateralized by JGW IV, LLC's structured settlement and annuity receivables. Interest was payable monthly at the rate of LIBOR plus an applicable margin (3.49% at December 31, 2015) and there was an unused fee of 0.50% per annum for the undrawn balance of this line of credit. No fees were paid to terminate this facility. The Company expensed $0.5 million of unamortized debt issuance costs in connection with the termination of this credit facility, which was included in interest expense in the Company's consolidated statements of operations.
In April 2016, the Company modified the terms of the credit facility collateralized by JGW VII, LLC to decrease the availability from $300.0 million to $100.0 million. In May 2016, the Company terminated the $100.0 million facility. The facility had an original maturity date of November 15, 2016 and was collateralized by JGW VII, LLC's structured settlement, annuity and

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

lottery receivables. The Company expensed $1.1 million of unamortized debt issuance costs in connection with the termination of this credit facility, which was included in interest expense in the Company's consolidated statements of operations.
In May 2016, the Company modified the terms of its $300.0 million multi-tranche and lender credit facility collateralized by JGW V, extending the commitment termination date from July 24, 2016 to July 24, 2017 and changing the facility termination date to November 13, 2017. As part of the modification, the base interest rate on each tranche was increased by 0.30%. The Company incurred $1.5 million in debt issuance costs in connection with the modification which will be amortized over the life of the facility and included in interest expense in the Company's consolidated statements of operations.
In June 2015, the Company amended its $100.0 million variable funding note facility to reduce the unused fee from 1.0% to 0.75% and to reduce the interest rate from 9.0% to 6.5% for outstanding borrowings less than $50.0 million. If outstanding borrowings under the facility exceed $50.0 million, the interest rate increases to 9.0% on the total outstanding balance. In May 2016, the commitment period of the $100.0 million credit facility of JGW-S III, LLC was modified to end on May 19, 2018 followed by an 18-month amortization period. The facility originally had a two-year revolving period upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048.
In June 2015, the counterparty to the $35.0 million Peach One credit facility notified the Company it would not extend the facility's revolving maturity date past December 31, 2015. As a result, the principal amount outstanding under the facility as of December 31, 2015 converted into a single class "term advance" requiring minimum principal payments over the subsequent 24-month amortization period with interest payable monthly at 4.5%. In August 2016, the Company made principal payments to fully repay its term advance facility and then terminated the facility which was collateralized by certain pre-settlement receivables. The Company incurred less than $0.1 million in fees related to the termination.
Interest expense, including unused fees, for the years ended December 31, 2016, 2015 and 2014 related to borrowings under revolving credit facilities and other similar borrowings was $8.2 million, $9.0 million and $9.0 million, respectively.
The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of December 31, 2016 and 2015 was 5.00% and 4.15%, respectively.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

17. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
The Company had the following lines of credit with various financial institutions, which primarily are used for funding mortgage loans held for sale, as of:

	December 31, 2016	December 31, 2015
	(In thousands)
$25.0 million warehouse line of credit maturing on January 6, 2017 with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.50% (2.87% as of December 31, 2016 and 2.68% as of December 31, 2015) and a non-usage fee of 0.25%.	$13,057	$32,611
$95.0 million warehouse line of credit maturing on February 10, 2017 with an interest rate of LIBOR plus 2.35%, subject to a floor of 2.50% (3.07% as of December 31, 2016 and 2.68% as of December 31, 2015) and a non-usage fee of 0.25%.	65,565	33,530
$75.0 million warehouse line of credit maturing on June 16, 2017 with an interest rate of LIBOR plus 2.25%, subject to a floor of 2.50% (2.97% as of December 31, 2016 and 2.68% as of December 31, 2015). The facility does not incur a non-usage fee.	39,140	9,414
$70.0 million warehouse line of credit maturing on September 14, 2017 with an interest rate of LIBOR plus 2.60%, subject to a floor of 3.10% (3.32% as of December 31, 2016 and 3.50% as of December 31, 2015) and a non-usage fee of 0.25%.	39,347	16,031
$100.0 million warehouse line of credit maturing on September 28, 2017 with an interest rate of LIBOR plus 2.25% (2.97% as of December 31, 2016 and 2.68% as of December 31, 2015). The facility does not incur a non-usage fee.	68,479	26,657
$10.0 million operating line of credit maturing June 16, 2017 with an interest rate of Prime plus 0.50%, subject to a floor of 5.00% (5.00% as of December 31, 2016 and 5.00% as of December 31, 2015) and a non-usage fee of 0.50%.	4,000	4,000
Total other borrowings under revolving credit facilities and other similar borrowings	$229,588	$122,243
In August 2016, the Company increased the capacity of its $6.0 million operating line of credit to $10.0 million and extended the maturity date of this line of credit through June 16, 2017. The Company may only draw on a balance of $4.0 million until regulatory approval is obtained.
On January 2, 2017, the capacity of the $70.0 million warehouse line of credit decreased to $50.0 million and it will remain at that level until the maturity of the line. Also in January 2017, the Company (i) extended the renewal date of its $25.0 million warehouse line of credit from January 6, 2017 to February 5, 2017, at which time the line expired and was not renewed, (ii) increased the capacity of its $75.0 million warehouse line of credit to $100.0 million and (iii) extended the renewal date of its $95.0 million warehouse line of credit from February 10, 2017 to February 9, 2018. In March 2017, we canceled the $100.0 million warehouse line of credit that was scheduled to mature in September 2017.
Interest expense, including non-usage fees, for the years ended December 31, 2016 and 2015 related to other borrowings under revolving credit facilities and other similar borrowings was $5.8 million and $1.4 million, respectively. The weighted average interest rate on outstanding other borrowings under revolving credit facilities and other similar borrowings as of December 31, 2016 and 2015 was 2.86% and 2.84%, respectively.
As of December 31, 2016 and 2015, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of December 31, 2016 and 2015. Additionally, as of December 31, 2016 and 2015, the Company had pledged MSRs as collateral under its operating line of credit.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

18. VIE Long-Term Debt
The debt issued by the Company's SPEs is recourse only to the respective entities that issued the debt and is non-recourse to the Company and its other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated upon consolidation. In addition, the risk to the Company's non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts and the repurchase of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts. The VIE long-term debt consisted of the following as of:

	December 31, 2016	December 31, 2015
	(In thousands)
PLMT Permanent Facility	$37,630	$41,265
Residual Term Facility	—	128,428
Long-Term Pre-settlement Facility	5,427	6,590
2012-A Facility	708	944
LCSS Facility (2010-C)	12,015	12,375
LCSS Facility (2010-D)	7,159	7,061
Total VIE long-term debt	$62,939	$196,663
PLMT Permanent Facility
The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The interest rate on this loan was 1.87% and 1.68% at December 31, 2016 and 2015, respectively. The loan matures on October 30, 2040.
The debt agreement with the counterparty requires Peachtree Lottery Master Trust ("PLMT") to hedge the notional amount of the debt with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value, on the Company's consolidated balance sheets.
Residual Term Facility
The Company had a $133.0 million Residual Term Facility (the "Residual Term Facility") that was scheduled to mature on May 15, 2021 and was collateralized by the cash flows from residual interests related to 28 securitizations. Interest accrued on the notes issued under the Residual Term Facility at a rate of 7.25% per annum with interest and principal payable monthly from cash flows from the collateralized residual interests.
On September 2, 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash associated with 36 of the Company's securitizations with outstanding principle balances. Proceeds from the issuance of the notes were used, in part, to repay the $131.4 million outstanding principal balance on the Residual Term Facility. The Company incurred $0.4 million in debt termination costs and expensed $3.3 million of unamortized debt issuance costs in connection with the termination of the Residual Term Facility, which were included in interest expense in the Company's consolidated statements of operations.
Long-Term Pre-settlement Facility
In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions, of which, $5.4 million and $6.6 million principal amount remained outstanding as of December 31, 2016 and 2015, respectively. In June 2016, the maturity date of each of the notes was extended until the sale of the collateral, at which point the proceeds will be distributed to the holders of the notes in full satisfaction of the Company's debt obligations. To the extent that there are sufficient cash receipts from collateralized pre-settlement funding transactions to pay for interest and principal due on the notes, interest expense will be recognized monthly on the notes at a rate of 9.25% per annum.

The J.G. Wentworth Company
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
Long-Term Debt (2010-D)
In December 2010, the Company paid $0.2 million to purchase the membership interests of LCSS, LLC from JLL Partners, Inc., a related party. LCSS, LLC owns 100% of the membership interests of LCSS III, LLC, which owns 100% of the membership interests of LCSS II, LLC ("LCSS II"). In November 2010, LCSS II issued $7.2 million of long-term debt ("2010-D") collateralized by life contingent structured settlements. 2010-D accrues interest at 10% per annum and matures on July 15, 2040.
The interest and, if available, principal payments are payable monthly from cash receipts of collateralized life contingent structured settlements receivables.
VIE Long-Term Debt
As of December 31, 2016, estimated principal payments on VIE long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	Estimated Principal Payments
(In thousands)
2017	$4,899
2018	4,732
2019	5,053
2020	5,671
2021	5,642
Thereafter	36,956
Total	$62,953

Interest expense for the years ended December 31, 2016, 2015 and 2014 related to VIE long-term debt was $17.6 million, $16.8 million and $14.9 million, respectively.
19. VIE Long-Term Debt Issued by Securitization and Permanent Financing Trusts, at Fair Value
Securitization Debt
The Company elected the fair value option under ASC 825 to measure the securitization issuer debt and related finance receivables. The Company has determined that measurement of the securitization debt issued by SPEs at fair value better correlates with the value of the finance receivables held by SPEs, which are held to provide the cash flows for the note obligations. The debt issued by the Company's SPEs is recourse only to the respective entities that issued the debt and is non-recourse to the Company and its other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated upon consolidation. In addition, the risk to the Company's non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts and the repurchase of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

During the year ended December 31, 2016, the Company completed one asset securitization transaction that was registered under Rule 144A. The following table summarizes the securitization SPE transaction:

2016-1
(Bond proceeds in millions)
Issue date	10/26/2016
Bond proceeds	$117.3
Receivables securitized	861
Deal discount rate	3.89%
Retained interest %	5.50%
Class allocation (Moody's)
Aaa	84.00%
Baa2	10.50%
During the year ended December 31, 2015, the Company completed three asset securitization transactions that were registered under Rule 144A. The following table summarizes the securitization SPE transactions:

	2015-3	2015-2	2015-1
	(Bond proceeds in millions)
Issue date	11/30/2015	7/28/2015	3/31/2015
Bond proceeds	$103.3	$158.5	$214.0
Receivables securitized	1,751	2,489	3,422
Deal discount rate	4.46%	4.18%	3.64%
Retained interest %	5.50%	5.50%	5.50%
Class allocation (Moody's)
Aaa	85.00%	84.75%	85.25%
Baa2	9.50%	9.75%	9.25%
The following table summarizes notes issued by securitization trusts as of December 31, 2016 and 2015 for which the Company has elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, on the Company's consolidated balance sheets:

Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2016	Fair Value as of December 31, 2016	Stated Rate	Outstanding Principal as of December 31, 2015	Fair Value as of December 31, 2015
			(In thousands)			(In thousands)
321 Henderson Receivables I, LLC	2003-A	11/15/2033	$9,971	$10,381	4.86%	$13,650	$14,406
321 Henderson Receivables I, LLC	2004-A A-1	9/15/2045	20,265	21,084	Libor+0.35%	25,859	26,018
321 Henderson Receivables I, LLC	2004-A A-2	9/15/2045	18,581	19,943	5.54%	18,777	19,248
321 Henderson Receivables I, LLC	2005-1 A-1	11/15/2040	39,548	41,233	Libor+0.23%	47,963	47,559
321 Henderson Receivables I, LLC	2005-1 A-2	11/15/2046	35,603	37,344	5.58%	36,146	35,066
321 Henderson Receivables I, LLC	2005-1 B	10/15/2055	2,169	2,089	5.24%	2,203	2,088
321 Henderson Receivables II, LLC	2006-1 A-1	3/15/2041	7,969	8,439	Libor+0.20%	10,694	10,971
321 Henderson Receivables II, LLC	2006-1 A-2	3/15/2047	16,826	18,015	5.56%	17,154	17,452
321 Henderson Receivables II, LLC	2006-2 A-1	6/15/2041	12,011	12,815	Libor+0.20%	15,058	15,304
321 Henderson Receivables II, LLC	2006-2 A-2	6/15/2047	19,781	21,158	5.93%	20,066	19,967
321 Henderson Receivables II, LLC	2006-3 A-1	9/15/2041	11,832	12,630	Libor+0.20%	15,798	16,131
321 Henderson Receivables II, LLC	2006-3 A-2	9/15/2047	25,367	26,997	5.60%	25,755	25,703

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2016	Fair Value as of December 31, 2016	Stated Rate	Outstanding Principal as of December 31, 2015	Fair Value as of December 31, 2015
321 Henderson Receivables II, LLC	2006-4 A-1	12/15/2041	12,378	12,964	Libor+0.20%	15,166	15,419
321 Henderson Receivables II, LLC	2006-4 A-2	12/15/2047	20,587	21,814	5.43%	20,797	20,315
321 Henderson Receivables II, LLC	2007-1 A-1	3/15/2042	22,942	23,080	Libor+0.20%	26,887	25,201
321 Henderson Receivables II, LLC	2007-1 A-2	3/15/2048	16,526	16,281	5.59%	16,841	14,866
321 Henderson Receivables II, LLC	2007-2 A-1	6/15/2035	29,606	29,481	Libor+0.21%	33,461	29,351
321 Henderson Receivables II, LLC	2007-2 A-2	7/16/2040	16,367	16,182	6.21%	16,725	13,759
321 Henderson Receivables II, LLC	2007-3 A-1	10/15/2048	49,401	55,937	6.15%	54,273	58,821
321 Henderson Receivables III, LLC	2008-1 A	1/15/2044	42,759	48,723	6.19%	48,550	55,515
321 Henderson Receivables III, LLC	2008-1 B	1/15/2046	3,235	4,401	8.37%	3,235	4,325
321 Henderson Receivables III, LLC	2008-1 C	1/15/2048	3,235	4,746	9.36%	3,235	4,274
321 Henderson Receivables III, LLC	2008-1 D	1/15/2050	3,529	5,595	10.81%	3,529	4,802
321 Henderson Receivables IV, LLC	2008-2 A	11/15/2037	57,937	66,949	6.27%	63,166	72,306
321 Henderson Receivables IV, LLC	2008-2 B	3/15/2040	6,194	8,542	8.63%	6,194	7,647
321 Henderson Receivables V, LLC	2008-3 A-1	6/15/2045	40,923	51,960	8.00%	44,521	56,574
321 Henderson Receivables V, LLC	2008-3 A-2	6/15/2045	5,058	6,357	8.00%	5,503	6,777
321 Henderson Receivables V, LLC	2008-3 B	3/15/2051	4,695	5,937	10.00%	4,695	5,132
321 Henderson Receivables VI, LLC	2010-1 A-1	7/15/2059	109,598	122,048	5.56%	124,266	138,936
321 Henderson Receivables VI, LLC	2010-1 B	7/15/2061	19,550	24,827	9.31%	22,166	27,223
JG Wentworth XXI, LLC	2010-2 A	1/15/2048	45,655	48,163	4.07%	52,416	55,186
JG Wentworth XXI, LLC	2010-2 B	1/15/2050	6,517	7,674	7.45%	7,483	8,611
JG Wentworth XXII, LLC	2010-3 A	10/15/2048	87,140	91,069	3.82%	101,526	105,888
JG Wentworth XXII, LLC	2010-3 B	10/15/2050	12,663	14,618	6.85%	14,754	16,449
JG Wentworth XXIII, LLC	2011-1 A	10/15/2056	147,447	157,209	4.89%	161,050	171,059
JG Wentworth XXIII, LLC	2011-1 B	10/15/2058	18,536	22,063	7.68%	20,246	23,517
JGWPT XXIV, LLC	2011-2 A	1/15/2063	128,231	137,433	5.13%	137,179	146,205
JGWPT XXIV, LLC	2011-2 B	1/15/2065	14,564	18,327	8.54%	15,580	18,974
JGWPT XXV, LLC	2012-1 A	2/16/2065	155,623	159,282	4.21%	167,818	170,557
JGWPT XXV, LLC	2012-1 B	2/15/2067	19,460	22,890	7.14%	20,564	23,385
JGWPT XXVI, LLC	2012-2 A	10/15/2059	108,942	107,986	3.84%	119,044	117,345
JGWPT XXVI, LLC	2012-2 B	10/17/2061	13,537	15,328	6.77%	13,985	15,489
JGWPT XXVII, LLC	2012-3 A	9/15/2065	138,206	132,530	3.22%	151,464	144,129
JGWPT XXVII, LLC	2012-3 B	9/15/2067	17,071	18,210	6.17%	17,181	18,384
JGWPT XXVIII, LLC	2013-1 A	4/15/2067	153,545	146,476	3.22%	167,734	158,769
JGWPT XXVIII, LLC	2013-1 B	4/15/2069	18,589	18,273	4.94%	18,589	18,154
JGWPT XXIX, LLC	2013-2 A	3/15/2062	131,085	132,864	4.21%	141,592	142,820
JGWPT XXIX, LLC	2013-2 B	3/17/2064	14,985	15,298	5.68%	14,985	15,298
JGWPT XXX, LLC	2013-3 A	1/17/2073	160,527	161,722	4.08%	172,138	172,184
JGWPT XXX, LLC	2013-3 B	1/15/2075	18,248	18,462	5.54%	18,248	18,437
JGWPT XXXI, LLC	2014-1 A	3/15/2063	180,486	180,784	3.96%	195,613	194,775
JGWPT XXXI, LLC	2014-1 B	3/15/2065	21,776	21,097	4.94%	21,776	21,003
JGWPT XXXII, LLC	2014-2 A	1/17/2073	180,127	174,022	3.61%	194,302	186,756
JGWPT XXXII, LLC	2014-2 B	1/15/2075	25,284	23,260	4.48%	25,284	23,041
J.G. Wentworth XXXIII, LLC	2014-3 A	6/15/2077	167,353	159,993	3.50%	177,753	168,797
J.G. Wentworth XXXIII, LLC	2014-3 B	6/15/2079	21,408	19,396	4.40%	21,408	19,210
J.G. Wentworth XXXIV, LLC	2015-1 A	9/15/2072	177,632	167,124	3.26%	188,121	175,468
J.G. Wentworth XXXIV, LLC	2015-1 B	9/17/2074	20,957	18,730	4.25%	20,957	18,518

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2016	Fair Value as of December 31, 2016	Stated Rate	Outstanding Principal as of December 31, 2015	Fair Value as of December 31, 2015
J.G. Wentworth XXXV, LLC	2015-2 A	3/15/2058	139,521	136,423	3.87%	141,984	136,709
J.G. Wentworth XXXV, LLC	2015-2 B	3/15/2060	16,350	15,110	4.83%	16,350	14,992
J.G. Wentworth XXXVI, LLC	2015-3 A	3/17/2070	89,315	88,382	4.08%	92,878	90,413
J.G. Wentworth XXXVI, LLC	2015-3 B	3/15/2072	10,383	9,978	5.68%	10,383	10,033
J.G. Wentworth XXXVII, LLC	2016-1 A	6/15/2067	104,293	101,414	3.41%	—	—
J.G. Wentworth XXXVII, LLC	2016-1 B	6/17/2069	13,000	12,640	5.19%	—	—
Structured Receivables Finance #2, LLC	2005-A A	5/15/2025	5,013	5,138	5.05%	8,981	9,363
Structured Receivables Finance #2, LLC	2005-A B	5/15/2025	7,713	8,565	6.95%	8,413	9,545
Peachtree Finance Company #2, LLC	2005-B A	4/15/2048	5,154	5,245	4.71%	10,195	10,537
Peachtree Finance Company #2, LLC	2005-B B	4/15/2048	4,782	5,104	6.21%	5,039	5,422
Structured Receivables Finance #3, LLC	2006-A A	1/15/2030	19,194	20,726	5.55%	24,354	26,585
Structured Receivables Finance #3, LLC	2006-A B	1/15/2030	7,643	8,847	6.82%	8,397	9,464
Structured Receivables Finance 2006-B, LLC	2006-B A	3/15/2038	31,779	34,927	5.19%	36,406	40,082
Structured Receivables Finance 2006-B, LLC	2006-B B	3/15/2038	6,791	7,761	6.30%	7,305	7,759
Structured Receivables Finance 2010-A, LLC	2010-A A	1/16/2046	49,032	53,905	5.22%	56,516	62,295
Structured Receivables Finance 2010-A, LLC	2010-A B	1/16/2046	10,016	12,391	7.61%	10,709	13,201
Structured Receivables Finance 2010-B, LLC	2010-B A	8/15/2036	38,637	40,295	3.73%	45,150	46,981
Structured Receivables Finance 2010-B, LLC	2010-B B	8/15/2036	12,167	15,417	7.97%	13,048	15,694
Total			$3,460,820	$3,550,503		$3,637,231	$3,688,639
In connection with its 2015-1 securitization, the Company repaid in February 2015 approximately $6.9 million of long term debt issued by Structured Receivables Finance #1, LLC and recorded a gain on debt extinguishment of approximately $0.6 million, which was included in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations.
In connection with its 2014-2 securitization, the Company repaid in September 2014 approximately $6.1 million of long-term debt issued by 321 Henderson Receivables I, LLC, Note 2002-A, and recorded a gain on debt extinguishment of approximately $0.3 million which was included in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Permanent financing facilities
The following table summarizes notes issued by permanent financing facilities as of December 31, 2016 and 2015, respectively, for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, on the Company's consolidated balance sheets:

Securitization VIE Issuer	Maturity Date	Note(s)	Outstanding Principal as of December 31, 2016	Stated Rate	Fair Value as of December 31, 2016
			(In thousands)		(In thousands)
JGW-S LC II	8/15/2040	2011-A	$82,997	12.48%	$82,997
PSS	7/14/2033	—	134,742	Libor + 1%	128,897
Crescit	6/15/2039	—	24,512	8.10%	30,991
JGW Residual I, LLC	3/22/2077	—	203,088	9.75%	221,062
Total			$445,339		$463,947

Securitization VIE Issuer	Maturity Date	Note(s)	Outstanding Principal as of December 31, 2015	Stated Rate	Fair Value as of December 31, 2015
			(In thousands)		(In thousands)
JGW-S LC II	8/15/2040	2011-A	$70,235	12.54%	$70,235
PSS	7/14/2033	—	153,077	Libor + 1%	134,970
Crescit	6/15/2039	—	27,583	8.10%	34,974
Total			$250,895		$240,179

On September 2, 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash associated with 36 of the Company's securitizations with outstanding principle balances. Proceeds from the issuance of the notes were used, in part, to repay the $131.4 million outstanding principle balance on the Residual Term Facility. The Company incurred $2.6 million of debt issuance costs, which were included in debt issuance expense in the Company's consolidated statements of operations. Principal and interest are paid monthly from the cash flows from these collateralized residual interests.
Future repayment of VIE long-term debt issued by securitization trusts and permanent financing facilities is dependent on the receipt of cash flows from the corresponding encumbered VIE finance receivables. As of December 31, 2016, estimated maturities for VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, for the next five years and thereafter are as follows:

Year Ending December 31,	Estimated Maturities
(In thousands)
2017	$323,437
2018	313,437
2019	309,614
2020	291,593
2021	276,053
Thereafter	2,392,025
Total	$3,906,159
Interest expense for the years ended December 31, 2016, 2015 and 2014 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $152.1 million, $140.9 million and $136.6 million, respectively.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

20. Derivative Financial Instruments
Interest Rate Swaps
The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities and other similar borrowings. Hedge accounting has not been applied to any of the Company's interest rate swaps.
As of December 31, 2016, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the years ended December 31, 2016, 2015 and 2014 and in connection with its securitizations, the Company terminated interest rate swaps with notional values of $75.2 million, $61.1 million, and $46.5 million, respectively. The total loss on the termination of these interest rate swaps for the years ended December 31, 2016, 2015 and 2014 was $1.5 million, $0.2 million, and $0.6 million, respectively. These losses were recorded in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations. The unrealized gain for these swaps for all three of the years ended December 31, 2016, 2015 and 2014 was $0.
The Company also has interest rate swaps to manage its exposure to changes in interest rates related to its VIE long-term debt issued by securitization and permanent financing trusts. As of December 31, 2016, the Company had eight outstanding swaps for VIE long-term debt with a total notional amount of $156.6 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to one-month LIBOR plus an applicable margin. As of December 31, 2015, the Company had eight outstanding swaps with total notional amounts of $190.9 million. The Company paid fixed rates ranging from 4.50% to 5.77% and received floating rates equal to 1-month LIBOR rate plus an applicable margin.
These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of December 31, 2016, the terms of these interest rate swaps range from approximately 5.5 years to approximately 19.1 years. For the years ended December 31, 2016, 2015 and 2014, the amount of unrealized gain recognized was $7.0 million, $5.6 million and $2.4 million, respectively. These gains were recorded in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations.
Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC ("PSS"), a permanent financing VIE, and PLMT. As of December 31, 2016, the Company had 137 outstanding swaps for PSS and PLMT with a total notional amount of $181.2 million. The Company pays fixed rates ranging from 4.90% to 8.70% and receives floating rates equal to one-month LIBOR plus an applicable margin. As of December 31, 2015, the Company had 144 outstanding swaps with total notional amount of $211.1 million. The Company paid fixed rates ranging from 4.80% to 8.70% and received floating rates equal to 1-month LIBOR rate plus an applicable margin.
The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. During the year ended December 31, 2016, the Company terminated an interest rate swap for PSS with a notional value of $13.8 million and recorded a loss on the termination of $3.1 million. During the years ended December 31, 2015 and 2014, the Company did not terminate any interest rate swaps related to PSS and PLMT. As of December 31, 2016, the terms of the interest rate swaps for PSS and PLMT range from approximately 5 months to approximately 17.6 years. For the years ended December 31, 2016, 2015 and 2014 the amount of unrealized gain (loss) recognized was $9.3 million, $3.8 million and $(8.1) million, respectively. These gains (losses) were recorded in realized and unrealized gains on VIE and other finance receivables, long term debt and derivatives in the Company's consolidated statements of operations.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The notional amounts and fair values of interest rate swaps are as follows as of:

		December 31, 2016		December 31, 2015
Entity	Securitization	Notional Amount	Fair Value	Notional Amount	Fair Value
		(In thousands)
321 Henderson I, LLC	2004-A A-1	$20,265	$(1,610)	$25,859	$(2,382)
321 Henderson I, LLC	2005-1 A-1	39,548	(4,495)	47,963	(6,186)
321 Henderson II, LLC	2006-1 A-1	7,969	(714)	10,694	(1,091)
321 Henderson II, LLC	2006-2 A-1	12,011	(1,654)	15,058	(2,239)
321 Henderson II, LLC	2006-3 A-1	11,832	(1,394)	15,798	(1,951)
321 Henderson II, LLC	2006-4 A-1	12,378	(965)	15,166	(1,489)
321 Henderson II, LLC	2007-1 A-2	22,942	(3,965)	26,887	(4,949)
321 Henderson II, LLC	2007-2 A-3	29,606	(6,664)	33,461	(8,085)
JGW V, LLC	—	—	—	31,857	59
PSS	—	137,361	(22,190)	162,546	(29,486)
PLMT	—	43,792	(6,781)	48,587	(8,720)
Total		$337,704	$(50,432)	$433,876	$(66,519)

Interest Rate Lock Commitments and Forward Sale Commitments
The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected in other assets or other liabilities on the Company's consolidated balance sheets at fair value with changes in fair value recognized in the realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in the Company's consolidated statements of operations. The fair value of the IRLCs are measured based on the value of the underlying mortgage loan, quoted Government Sponsored Enterprise MBS prices, estimates of the fair value of the MSRs and the pull-through rate, net of commission expense and broker fees.
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
The notional amounts and fair values associated with IRLCs and forward sale commitments were as follows as of:

	December 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Derivative Assets:
Interest rate lock commitments	$355,870	$6,072	$222,512	$4,934
Forward sale commitments	406,000	659	—	—
Total	$761,870	$6,731	$222,512	$4,934

Derivative Liabilities:
Forward sale commitments	$—	$—	$248,500	$147
Total	$—	$—	$248,500	$147
The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties in

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

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
21. Income Taxes
The Corporation is required to file federal and applicable state corporate income tax returns and recognizes income taxes on its pre-tax income, which historically has consisted primarily of its share of JGW LLC's pre-tax income. JGW LLC is organized as a limited liability company which is treated as a "flow-through" entity for income tax purposes and therefore is not subject to income taxes. As a result, the Company's consolidated financial statements do not reflect a benefit or provision for income taxes on the pre-tax income or loss attributable to the non-controlling interests in JGW LLC.
The Company's (benefit) provision for income taxes for the years ended December 31, 2016, 2015 and 2014, respectively, consists of the following:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$183	$(234)	$107
State	42	(71)	10
	225	(305)	117

Deferred:
Federal	(12,910)	(15,062)	15,313
State	(2,655)	(2,849)	5,710
	(15,565)	(17,911)	21,023
Income tax (benefit) provision	$(15,340)	$(18,216)	$21,140
The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

	For the Year Ended December 31,
	2016	2015	2014
Federal	35.0%	35.0%	35.0%
Income passed through to non-corporate members	(15.6)	(15.9)	(18.9)
Permanent items	(2.1)	(11.1)	0.7
State income tax	3.0	1.4	3.4
Valuation allowance	(10.5)	(1.9)	(2.0)
Other	3.7	1.0	(0.3)
Effective tax rate	13.5%	8.5%	17.9%

The Company's overall effective tax rate is less than the statutory rate due primarily to: (i) a portion of JGW LLC's income is allocated to the non-controlling interests and accordingly, a portion of the Company's earnings attributable to the non-controlling interests are not subject to corporate-level taxes, (ii) for the year ended December 31, 2015, the impact of permanent differences between book and tax losses and (iii) the increase to the valuation allowance due to the expectation that some of the deferred tax assets are not more likely than not to be realized.
The change in the Company's effective tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily the result of: (i) the differences in the projected book and taxable income for the respective years as of the balance sheet dates; (ii) the impact of permanent differences between book and taxable income; (iii) a greater share of the Company's pre-tax book income (loss) being attributable to separate subsidiary entities that are taxed as corporations, of which most record a full valuation allowance; (iv) the recording of the valuation allowance discussed above; and (v) the increase

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

in state income tax liabilities for the additional states relating to the mortgage company activity that does not have historical NOLs to offset future taxable income. The difference in effective tax rates between the two legal entities arises because JGW LLC is treated as a "flow-through" entity for income tax purposes and therefore is not subject to corporate-level income taxes.
The decrease in the Company's overall effective tax rate for the year ended December 31, 2015 compared to the year ended December 31, 2014 was predominantly the result of the following: (i) the Company reported a $215.4 million pre-tax loss for the year ended December 31, 2015 compared to $117.8 million in pre-tax income for the year ended December 31, 2014, and (ii) the impact of permanent differences between book and taxable losses, including a $121.6 million impairment charge related to goodwill and intangible assets during the year ended December 31, 2015.
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

	December 31, 2016	December 31, 2015
	(In thousands)
Deferred tax assets:
Swap liability	$—	$1,047
Net operating loss carryforwards	63,127	63,999
Lottery winnings	880	—
Total deferred tax assets	64,007	65,046
Valuation allowance	(14,893)	(4,531)
Total deferred tax assets, net	49,114	60,515

Deferred tax liabilities:
Basis difference in partnership	48,101	72,096
Lottery winnings	—	2,922
Lottery winnings fair value adjustments	2,023	1,868
Other	—	204
Total deferred tax liabilities	50,124	77,090
Deferred tax liabilities, net	$(1,010)	$(16,575)
As of December 31, 2016 and 2015, the Company had federal and state income tax net operating loss carry forwards of $152.3 million and $154.1 million, respectively, which will expire at various dates from 2033 through 2036.
Future realization of tax benefits depends on the expectation of taxable income within a period of time that the tax benefits will reverse. The Company assesses available positive and negative evidence to determine if it is more likely than not that it will be able to realize its deferred tax assets prior to expiration. In accordance with ASC 740-10-30-18, the Company’s assessment involves analyzing the four possible sources of taxable income that may be available under tax law to realize a tax benefit for deductible temporary differences and carryforwards: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback period(s) if carryback is permitted by tax law; and (iv) tax planning strategies that would, if necessary, be implemented.
Since its inception in 2013 and through December 31, 2016, the Company has been in a cumulative loss position from both a book and tax perspective. As such, the Company is not relying on future taxable income exclusive of reversing temporary differences or taxable income in carryback periods. Additionally, the Company has not identified any tax planning strategies it could implement to realize the gross deferred tax assets. As a result, the Company is relying exclusively on the future reversal of existing deferred tax liabilities to support the realization of the deferred tax assets. The deferred tax liability primarily relates to the difference in the accretion of the Company's assets for book and tax purposes. The Company scheduled out the reversal of the deferred tax liability and concluded the future taxable income from the existing deferred tax liabilities would be sufficient to realize the deferred tax assets for NOLs. As such, the company has established a valuation allowance for any deferred tax assets in excess

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

of these reversing deferred tax liabilities. Further, as a result of certain restructuring activities, the Company is recording deferred tax liabilities associated with certain state jurisdictions.
The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company's ability to utilize these carryforwards. Generally, under Section 382 of the Internal Revenue Code, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company’s ability to utilize its carryforwards from the tax periods prior to the ownership change. The Company completed a Section 382 study and determined that no limitation has been applied to its NOLs as of December 31, 2016. The Company will continue to monitor any changes in it's ownership.
As of December 31, 2016 and 2015, the Company recorded valuation allowances in the amount of $14.9 million and $4.5 million, respectively, against the portion of its federal and state deferred tax assets that it has determined are not more likely than not of being realized.
As of December 31, 2016 and 2015, the Company had no gross unrecognized tax benefits. The Company does not expect any material increase or decrease in its gross unrecognized tax benefits during the next twelve months. If and when the Company does record unrecognized tax benefits in the future, any interest and penalties related to these unrecognized tax benefits will be recorded in the income tax expense line in the applicable statements of operations.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2016, the Company and its subsidiaries' U.S. federal income tax returns for the years 2013 through 2016 are open under the normal three-year statute of limitations from when the returns were filed and therefore subject to examination. State and local tax returns are generally subject to audit from 2013 through 2016. Currently, no tax authorities are auditing the Company on any income tax matters.
22. Installment Obligations Payable
The Company's Asset Advantage® program generates income and losses from both the related trust accounts and the corresponding installment obligation for each trust account. Income or loss from the trust accounts will be offset in equal amount with income or loss from the installment obligations. Each obligation has an installment payment schedule agreed to by the obligee prior to the time of issuance of the obligation. An obligee may request an unscheduled installment payment, which must be agreed to by the Company, and if so agreed, the Company may generally charge a penalty of up to 20% of the unscheduled installment amount. Virtually all of the obligations are guaranteed by corporate guarantees issued by third party financial institutions to the extent of assets held in related trust accounts.
The actual maturities of the obligations depend on, among other things, the obligees' designated payment schedules, the performance of the obligees' index choices and the extent to which the obligees have taken any unscheduled installment payments. As of December 31, 2016, estimated maturities for the next five years and thereafter are as follows:

Year Ended December 31,	Estimated Maturities
(In thousands)
2017	$13,727
2018	11,858
2019	9,368
2020	6,341
2021	4,883
Thereafter	30,510
Total	$76,687

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

23. Stockholders' Equity
On November 14, 2013, the Corporation consummated an initial public offering ("IPO") and amended and restated its certificate of incorporation to provide for, among other things, the authorization of 500,000,000 shares of Class A common stock, par value $0.00001 per share, 500,000,000 shares of Class B common stock, par value $0.00001 per share, 500,000,000 shares of Class C "non-voting" common stock, par value $0.00001 per share (the "Class C common stock"), and 100,000,000 shares of blank check preferred stock. Also, concurrent with the consummation of the Corporation's IPO, JGW LLC merged with and into a newly formed subsidiary of the Corporation.
As of December 31, 2016, there were 16,272,545 shares of Class A common stock issued and 15,730,473 shares outstanding. Additionally, there were 8,710,158 shares of Class B common stock issued and outstanding as of December 31, 2016. There were no shares of Class C common stock issued or outstanding as of December 31, 2016.
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

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

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
Preferred Stock
The Company's certificate of incorporation provides that the Company's Board of Directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of December 31, 2016 and 2015.
Warrants Issued to PGHI Corp.
In connection with the IPO and the related restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were canceled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 profits interests of JGW LLC entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 profits interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. No warrants were exercised during the years ended December 31, 2016 or 2015.
JGW LLC Operating Agreement
Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the years ended December 31, 2016 and 2015, 196,101 and 984,949 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 196,101 and 984,949 shares of the Class A common stock pursuant to the operating agreement, respectively. An additional 715,916 Common Interests in JGW LLC and an equal number of shares of Class B common stock were exchanged for 715,916 shares of Class A common stock during the year ended December 31, 2014 in connection with the Blocker Merger.
Home Lending Acquisition
On July 31, 2015, the Company issued 1,572,327 shares of Class A common stock that was previously treasury stock as partial consideration for the acquisition of Home Lending.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Amounts Reclassified Out of Accumulated Other Comprehensive Income
During the years ended December 31, 2016 and 2015, there were no amounts reclassified out of accumulated other comprehensive income. During the year ended December 31, 2014, the Company recorded reclassifications out of accumulated other comprehensive income that are included in the table below:

For the Year Ended December 31,	Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Operations
		(In thousands)
2014	Unrealized gains and losses on available-for-sale securities	$2,098	Realized gain on notes receivable, at fair value
In June 2014, a third party repaid its fixed rate note receivable held by the Company. As a result, the Company reclassified $2.1 million out of accumulated other comprehensive income during the year ended December 31, 2014. The note receivable had been treated as a debt security, classified as available-for-sale, and carried at fair value in accordance with ASC 320. As a result of this classification, unrealized gains on the note receivable that arose were reflected within accumulated other comprehensive gain in the Company's consolidated statements of comprehensive (loss) income and consolidated statements of changes in stockholders' (deficit) equity.
24. Non-Controlling Interests
The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the year ending December 31, 2016 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total
Balance as of December 31, 2015	15,534,372	13,269,321	28,803,693
Common Interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock	196,101	(196,101)	—
Common Interests forfeited	—	(2,439)	(2,439)
Balance as of December 31, 2016	15,730,473	13,070,781	28,801,254
The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.

25. Risks and Uncertainties
The Company's finance receivables are primarily obligations of insurance companies. The exposure to credit risk with respect to these finance receivables is generally limited due to the large number of insurance companies of generally high credit quality comprising the receivable base, their dispersion across geographical areas, and possible availability of state insurance guarantee funds. As of December 31, 2016 and 2015, three insurance companies and related subsidiaries comprised approximately 33% and 34%, respectively, of the Company's gross finance receivables balance. The Company is also subject to numerous risks associated with structured settlements. These risks include, but are not limited to, restrictions on assignability of structured settlements, potential changes in the U.S. tax law related to taxation of structured settlements, diversion by a seller of scheduled payments to the Company, and other potential risks of regulation and/or legislation. A majority of states have regulated the business by passing statutes that govern the sale of structured settlement payments. Generally, the laws require a court approval to consummate a sale. The Company's earnings are dependent upon the fair value of the finance receivables it purchases relative to the value it can obtain by financing these assets in securitization or other transactions. Accordingly, earnings are subject to risks and uncertainties surrounding exposure to changes in the interest rate environment, competitive pressures affecting the ability to maintain sufficient effective purchase yields, and the ability to sell or securitize finance receivables at profitable levels in the future. For the years ended December 31, 2016, 2015 and 2014, the Company's structured settlement business accounted for 66%, 83% and 94% of total revenues, respectively.
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
The Company sells mortgage loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, the Company is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the mortgage loans or indemnify these investors for any losses from borrower defaults. In addition, if mortgage loans pay-off within a specified time frame, the Company may be required to refund a portion of the sales proceeds to the investors. As of December 31, 2016, 21.1% and 21.0% of the mortgage loans the Company serviced as measured by unpaid principal balances were concentrated in Virginia and California, respectively. As of December 31, 2015, 25.5% and 15.9% of the mortgage loans the Company serviced as measured by unpaid principal balances were concentrated in Virginia and California, respectively.
26. Commitments and Contingencies
Arrangements
The Company had an arrangement (the "Arrangement") with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also had a borrowing agreement (the "Borrowing Agreement") with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of December 31, 2016 and 2015, the amount owed from the counterparty pursuant to this Borrowing Agreement is $10.8 million and $10.2 million, respectively, is earning interest at an annual rate of 5.35% and is included in Other receivables, net of allowance for losses, on the Company's consolidated balance sheets.
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

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

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
The exchange of Common Interests for shares of Class A common stock in 2015 and 2014 resulted in a $53.3 million and $207.0 million increase, respectively, in the Corporation's share of the tax basis of JGW LLC's assets, which created current and future income tax deductions for the Corporation. The increase in tax basis, however, did not result in an income tax cash savings for the years ended December 31, 2015 and 2014, because the Corporation would not have been a tax payer in the absence of such tax basis increase. Consequently, there is no liability associated with the 2015 or 2014 exchanges pursuant to the TRA. The Corporation will compute any tax liability for similar exchanges in 2016 in conjunction with the preparation of its 2016 Federal tax returns. The Corporation, however, does not expect to have any tax liability associated with the 2016 tax year and does not expect to benefit from income tax cash savings related to basis adjustments associated with the 2016 exchanges pursuant to the TRA, or have any liability in connection with exchanges pursuant to the TRA made in 2016.
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
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2016 and 2015 approximated $355.9 million and $222.5 million, respectively.
27. Share-based Compensation
 Under the Company's 2013 Omnibus Incentive Plan (the "Plan"), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of December 31, 2016 and 2015, 1.2 million shares and 1.3 million shares of unissued Class A common stock were available for granting under this plan, respectively.
As of December 31, 2016, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees and restricted stock shares to independent directors under the Plan. The Company recognizes compensation cost, net of a forfeiture rate, in compensation and benefits expense in the Company's consolidated statements of operations only for those awards that are expected to vest. The forfeiture rate is estimated based on historical experience taking into account its expectations about future forfeitures.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Stock Options
The Company has granted options to purchase Class A common stock. These stock options have exercise prices equal to the fair value of the Company's Class A common stock on the date of grant, a contractual term of ten years and vest generally in equal annual installments over a five-year period following the date of grant, subject to the holder's continued employment with the Company through the applicable vesting date.
The fair value of stock option awards granted during the years ended December 31, 2016 and 2015 was estimated using the Black-Scholes valuation model and included the following assumptions:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Fair value	$0.17 - $0.62	$2.74 - $4.80
Risk-free interest rate	1.35% - 1.86%	1.63% - 1.66%
Expected volatility	40.84% - 44.50%	47.09% - 47.10%
Expected life of options in years	6.5	6.5
Expected dividend yield	—	—
The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $1.1 million, $1.2 million and $0.8 million of share-based compensation expense, respectively, in connection with the stock options issued under the Plan.
A summary of stock option activity for the year ended December 31, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding as of December 31, 2015	1,363,378	$11.00	8.45	$—
Granted	434,500	0.80
Exercised	—	—
Cancelled	(180,000)	11.06
Forfeited	(190,384)	6.41
Expired	(50,945)	12.40
Outstanding as of December 31, 2016	1,376,549	$5.77	7.73	$—
Expected to vest as of December 31, 2016	1,326,896	5.87	7.72	—
Vested as of December 31, 2016	263,074	11.17	7.49	—
During the years ended December 31, 2016, 2015 and 2014, stock options representing the right to acquire 141,540, 233,713 and 43,771 shares vested with an aggregate grant date fair value of $0.7 million, $1.2 million and $0.3 million, respectively.
The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on December 31, 2016. The intrinsic value of the Company's stock options changes based on the closing price of the Company's stock. As of December 31, 2016, $3.2 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 2.7 years.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

In April 2016, the Board authorized a one-time stock modification program for 1,266,125 outstanding options that were issued prior to January 1, 2016 and held by 45 participants. The stock modification program was approved by shareholders at the Annual Meeting of Stockholders on June 2, 2016. On July 29, 2016, the Tender Offer and Consent Solicitation Statement was sent to 33 eligible employees, who were employed as of that date by the Company, who were given 20 business days to consent to the modification. On August 26, 2016, the solicitation period expired with 32 employees electing to participate for an aggregate of 1,195,927 shares to be modified.
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
Options to purchase 180,000 shares of Class A common stock held by the key executive officer were canceled and the Company simultaneously granted new stock options to purchase 180,000 shares of Class A common stock to the key executive officer, at an exercise price of $0.32 per share equal to the fair value at the time of the grant, with an expiration date of August 29, 2029. On the same date, the exercise price of outstanding options held by the key executive to purchase an aggregate of 180,000 shares of Class A common stock was determined to be $0.32 per share, and the vesting date of such modified options was changed to August 29, 2019.
Except with respect to the modified exercise price and vesting schedule, the modified options remain subject to all terms and conditions of their original grant agreements, including termination provisions. As provided in the Tender Offer and Consent Solicitation Statement, the remainder of the options with respect to which elections were properly tendered and not withdrawn prior to the expiration of the solicitation period will be modified on one or more future modification dates (to the extent not then exercised, expired or terminated), if the closing price of the Company's Class A common stock on each such future modification date is less than the original exercise price of such options. There are options to purchase a maximum of 507,964 shares of Class A common stock potentially subject to modification on August 29, 2017. There are options to purchase a maximum of 180,000 shares of Class A common stock potentially subject to modification on August 29, 2018.
The valuation of the options that were modified on August 29, 2016 is based on the following terms:

Year Ended December 31, 2016
Fair value	$0.13 - $0.15
Risk-free interest rate	1.19% - 1.37%
Expected volatility	43.81% - 44.52%
Expected life of options in years	5.1 - 6.5
Expected dividend yield	—
The stock option modification resulted in an incremental compensation cost of $0.1 million which will be recognized over the 3-year vesting period.
Performance-Based Restricted Stock Units
A summary of performance-based restricted stock units for the year ended December 31, 2016 is as follows:

	Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2015	191,250	$9.48
Granted	127,250	1.14
Vested	—	—
Forfeited	(111,000)	3.39
Outstanding as of December 31, 2016	207,500	$1.18
Expected to vest as of December 31, 2016	9,680	1.23
Each performance-based restricted stock unit will vest into 0 to 1.5 shares of Class A common stock depending on the degree to which the performance goals are met. Compensation expense resulting from these awards is: (i) recognized ratably from

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

the date of the grant until the date the restrictions lapse; (ii) based on the trading price of the Class A common stock on the date of grant; and (iii) based on the probability of achievement of the specific performance-based goals.
In April 2016, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2014 and 2015. As of December 31, 2016, management concluded that it was probable that the modified performance goals associated with the performance-based restricted stock units granted in 2014 would be met and the corresponding performance-based restricted stock units would vest. As of December 31, 2016, management concluded that (i) it was improbable that the modified performance goals associated with the performance-based restricted stock units granted in 2015 would be met and (ii) it was improbable that the performance goals associated with the performance-based restricted stock units granted in 2016 would be met.
During the years ended December 31, 2016, 2015 and 2014, the Company recognized share-based compensation expense (income) of less than $0.1 million, $(0.3) million and $0.3 million, respectively, in connection with the performance-based restricted stock units. The income recognized during the year ended December 31, 2015 was the result of management concluding in the third and fourth quarters of 2015 that it was no longer probable that the performance goals associated with performance-based restricted stock units granted in 2014 and 2015 would vest. Consequently, the Company reversed the expense previously recognized in connection with the 87,750 units granted in 2014 and outstanding as of September 30, 2015 and the 133,500 units granted in 2015 and outstanding as of December 31, 2015.
The aggregate grant-date fair value of the performance-based restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $1.5 million and $1.9 million, respectively.
As of December 31, 2016, there was $0.2 million of total unrecognized compensation cost relating to outstanding performance-based restricted stock units that is not expected to be recognized.
Restricted Stock
 A summary of restricted stock activity for the year ended December 31, 2016 is as follows:

	Restricted Stock Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2015	66,038	$2.12
Granted	—	—
Vested	(66,038)	2.12
Outstanding as of December 31, 2016	—	$—

Restricted stock granted to independent directors under the Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. There was no restricted stock granted during the year ended December 31, 2016. The aggregate grant date fair value of the restricted stock granted was $0.1 million for each of the years ended December 31, 2015 and 2014. As of December 31, 2016, there was no unrecognized compensation cost relating to restricted stock.
The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During each of the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.1 million of share-based compensation expense in connection with the restricted stock.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Unvested Restricted Common Interests in JGW LLC
The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the year ended December 31, 2016:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2015	27,777	$6.30
Vested in period	(15,467)	5.25
Forfeited	(2,439)	1.71
Outstanding as of December 31, 2016	9,871	$9.06
Expected to vest as of December 31, 2016	9,858	9.06
There were no Restricted Common Interests in JGW LLC granted during the years ended December 31, 2016, 2015 or 2014. The aggregate grant-date fair value of the Restricted Common Interests in JGW LLC that vested during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $0.5 million and $1.5 million, respectively.
As of December 31, 2016, there was $0.1 million of unrecognized compensation cost related to outstanding unvested Restricted Common Interests in JGW LLC that is expected to be recognized over a weighted average period of one year. Total share-based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014 related to the Restricted Common Interests JGW LLC was less than $0.1 million, $0.3 million and $1.2 million, respectively.
28. Employee Benefit Plan
The Company maintains a saving plan under Section 401(k) of the Internal Revenue Code that covers all employees who have attained 21 years of age and achieved the applicable and requisite service period. Matching contributions are at the discretion of the Company's Board of Directors. For certain employees, matching contributions by the Company were 50% on the first 8% of compensation contributed each pay period. For other employees, matching contributions by the Company were 15% of the employee's contributed amount on a per pay basis.
Employee benefit plan expense was included in compensation and benefits expense in the Company's consolidated statements of operations and was as follows for the years ended December 31:

	2016	2015	2014
		(In thousands)
Employee benefit plan expense	$862	$668	$520
29. Cost Savings Activities
In late 2015, the Company initiated a cost reduction plan to reduce excess capacity and improve efficiency within the business units. In connection with this plan, the Company recorded severance charges of $2.9 million for the year ended December 31, 2016, which were included within compensation and benefits in the Company's consolidated statements of operations. The associated workforce reductions were substantially complete as of June 30, 2016. In addition, the Company recorded lease termination charges of $0.8 million for the year ended December 31, 2016, which were included within general and administrative in the Company's consolidated statements of operations. The lease termination charges related principally to leased offices that the Company ceased using as of September 30, 2016, represented the fair value of the liability at the date use of the leased offices ceased and were determined based on the remaining lease rental payments obligation reduced by estimated sublease income that could be reasonably obtained for the property. The Company did not record severance or lease termination charges for the years ended December 31, 2015 or 2014. The Company may incur additional severance, lease termination and other restructuring costs in future periods as the Company continues to undertake additional efforts to improve efficiency in its business.

Both the severance liability and the lease termination costs are included in accrued expenses and accounts payable on the Company's consolidated balance sheets. A reconciliation of the liabilities associated with the cost reduction plan by reportable segment are as follows:

	Structured Settlements	Home Lending	Consolidated
	(In thousands)
Balance at December 31, 2015	$—	$—	$—
Severance expense	2,359	495	2,854
Lease terminations	827	—	827
Payments	(1,791)	(405)	(2,196)
Adjustments	(194)	—	(194)
Balance at December 31, 2016	$1,201	$90	$1,291
30. Earnings per share
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
In connection with the IPO, Class C Profits Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock. For the years ended December 31, 2016, 2015 and 2014, these warrants were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method.
During the years ended December 31, 2016, 2015 and 2014, 1,399,304, 1,455,645 and 796,413 of weighted average stock options outstanding, respectively, were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method. During the years ended December 31, 2016, 2015 and 2014, 225,822, 188,218 and 86,904 of weighted-average performance-based restricted stock units, respectively, were antidilutive and, therefore, excluded, from the computation of diluted earnings (loss) per common share.
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
In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net (loss) income attributable to holders of Class A common stock would decrease due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 13,075,774, 13,623,240 and 15,790,111 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and the 19,306, 102,562 and 568,606 weighted average unvested Restricted Common Interests outstanding, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively, were antidilutive and excluded from the computation of diluted earnings (loss) per common share.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net (loss) income attributable to holders of The J.G. Wentworth Company Class A common stock	$(46,857)	$(95,312)	$31,211
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—
Numerator for diluted EPS - Net (loss) income attributable to holders of The J.G. Wentworth Company Class A common stock	$(46,857)	$(95,312)	$31,211
Denominator:
Denominator for basic EPS -Weighted average shares of Class A common stock	15,649,474	14,690,746	12,986,058
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—
Restricted common stock and performance-based restricted stock units	—	—	2,723
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—
Dilutive potential common shares	—	—	2,723
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	15,649,474	14,690,746	12,988,781

Basic (loss) income per share of Class A common stock	$(2.99)	$(6.49)	$2.40
Diluted (loss) income per share of Class A common stock	$(2.99)	$(6.49)	$2.40
31. Business Segments
The Company's business segments are determined based on products and services offered, as well as the nature of the related business activities, and reflect the manner in which financial information is currently evaluated by management. The Company has identified the following two reportable segments: (i) Structured Settlements and (ii) Home Lending.
The Company's Chief Operating Decision Maker ("CODM") evaluates reportable segments using Segment Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("Segment Adjusted EBITDA") for purposes of making decisions about allocating resources and evaluating their performance. The Company defines Segment Adjusted EBITDA as net income (loss) under U.S. GAAP before non-cash compensation expenses, certain other expenses, provision for or benefit from income taxes, depreciation and amortization and, for the Company's Structured Settlements segment, amounts related to the consolidation of the securitization and permanent financing trusts the Company uses to finance its business, interest expense associated with its senior secured credit facility, debt issuance costs and broker and legal fees incurred in connection with sales of finance receivables.
During 2016, the CODM began using Segment Adjusted EBITDA as the primary means by which he evaluates segment performance since (i) Segment Adjusted EBITDA represents a better measure of the Company's operating performance, especially for the Structured Settlements segment because the operations of the VIEs do not impact the business segments' performance and (ii) Segment Adjusted EBITDA is the metric used in determining whether performance-based restricted stock units issued to management will vest. Prior periods have been adjusted to reflect the current measurement method.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

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
Below is a summary of Segment Adjusted EBITDA, a measure of the Company's segments' profitability.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Subtotal Reportable Segments
	(In thousands)
Year Ended December 31, 2016
Segment Adjusted EBITDA	$16,165	$31,189	$—	$47,354

Year Ended December 31, 2015 (1)
Segment Adjusted EBITDA	$49,619	$2,727	$—	$52,346

Year Ended December 31, 2014
Segment Adjusted EBITDA	$96,725	$—	$—	$96,725
(1) Home Lending was acquired on July 31, 2015, and, therefore, the results include only five months of Home Lending's operations.
The following table presents certain information regarding the Company's business segments.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2016
Total revenues	$215,399	$109,273	$—	$324,672
Total assets	4,611,705	381,202	—	4,992,907

Year Ended December 31, 2015 (1)
Total revenues	$269,635	$26,732	$—	$296,367
Total assets	4,801,965	249,133	—	5,051,098

Year Ended December 31, 2014
Total revenues	$494,376	$—	$—	$494,376
Total assets	5,182,709	—	—	5,182,709
(1) Home Lending was acquired on July 31, 2015, and, therefore, the results include only five months of Home Lending's operations.

The J.G. Wentworth Company
Notes to Consolidated Financial Statements

Below is a reconciliation of Segment Adjusted EBITDA, a measure of the Company's segments' profitability, for the Company's two reportable segments to (loss) income before income taxes for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015 (1)	Year Ended December 31, 2014
	(In thousands)
Structured Settlements Segment Adjusted EBITDA	$16,165	$49,619	$96,725
Home Lending Segment Adjusted EBITDA	31,189	2,727	—
Subtotal Segment Adjusted EBITDA for Reportable Segments	$47,354	$52,346	$96,725

Securitization-related adjustments:
Unrealized loss on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	(77,652)	(75,802)	84,955
Interest income from securitized finance receivables	177,781	171,773	166,888
Interest income on retained interests in finance receivables	(16,149)	(21,652)	(20,315)
Servicing income on securitized finance receivables	(5,181)	(5,284)	(5,129)
Interest expense on long-term debt related to securitization and permanent financing trusts	(162,442)	(147,723)	(142,907)
Swap termination expense related to securitization entities	(3,053)	—	—
Professional fees relating to securitizations	(5,605)	(5,913)	(6,161)
Provision for losses associated with permanently financed VIEs	60	(25)	—
Subtotal of securitization-related adjustments	$(92,241)	$(84,626)	$77,331
Other adjustments:
Share-based compensation	(1,448)	(1,291)	(2,384)
Impact of prefunding on unsecuritized finance receivables	(3,199)	(1,618)	1,566
Lease termination, severance and other restructuring related expenses	(3,602)	(3,095)	1,383
Merger and acquisition related expense	(550)	(2,946)	(3,736)
Debt modification expense	(2,399)	(792)	—
Impairment charges and loss on disposal of assets	(5,483)	(121,594)	—
Term loan interest expense	(40,559)	(40,386)	(40,281)
Debt issuance	(4,455)	(6,741)	(8,683)
Broker and legal fees incurred in connection with sale of finance receivables	(1,959)	—	—
Depreciation and amortization	(4,814)	(4,613)	(4,168)
Loss before income taxes	$(113,355)	$(215,356)	$117,753
(1) Home Lending was acquired on July 31, 2015, and, therefore, the results include only five months of Home Lending's operations.

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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. GAAP.
Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of its assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2016 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
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
Item 9B. Other Information
None.
PART III
The information required by Part III is incorporated by reference to the information to be set forth in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement is to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item will be included in the Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be included in the Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
All financial statement schedules have been omitted because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.
(a)(3) Exhibits:

2.1†
Stock Purchase Agreement, dated as of March 6, 2015, by and among The J.G. Wentworth Company, WestStar Mortgage, Inc., Walter F. Jones, Kathleen Murphy-Zimpel, and Roger W. Jones. Filed as Exhibit 2.1 to Amendment No. 1 to The J.G. Wentworth Company's Registration Statement on Form S-3 (File No. 333-205699), filed with the SEC on July 28, 2015, and incorporated herein by reference.

3.1
Amended and Restated Certificate of Incorporation of The J.G. Wentworth Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36170), filed with the SEC on December 23, 2013, and incorporated herein by reference.

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

10.1
Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of February 8, 2013. Filed as Exhibit 4.4 to the J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

10.2
First Amendment to Credit Agreement by and among J.G. Wentworth, LLC, Orchard Acquisition Company, LLC, as Parent Borrower, the Lending Institutions from Time to Time Parties Thereto, Jefferies Finance LLC, as Administrative Agent and Jefferies Group, Inc. as Swing Line Lender and an LC Issuer, dated as of May 31, 2013. Filed as Exhibit 4.5 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

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

10.7
Administrative Services Agreement, dated as of July 12, 2011, by and between Settlement Funding, LLC and PGHI Corp. Filed as Exhibit 10.3 to Amendment No. 1 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 28, 2013, and incorporated herein by reference.

10.8
Custodial Agreement, dated July 12, 2011, by and between J.G. Wentworth, LLC and PGHI Corp. Filed as Exhibit 10.4 to Amendment No. 1 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 28, 2013, and incorporated herein by reference.

10.9#
Employment Agreement by and between The J.G. Wentworth Company and Stewart A. Stockdale, dated July 27, 2014. Filed as Exhibit 10.1 to The J.G. Wentworth Company's Current Report on Form 8-K (File No. 001-36170), filed with the SEC on July 28, 2014, and incorporated herein by reference.

10.10#
Amended and Restated Employment Agreement by and between J.G. Wentworth, LLC and Randi Sellari, dated July 23, 2007. Filed as Exhibit 10.8 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

10.11
Lease by and between Radnor Properties-201 KOP, L.P. and Green Apple Management Company, LLC, dated September 9, 2010, as amended by the First Amendment, dated February 21, 2011, the Second Amendment, dated January 9, 2012, the Third Amendment, dated August 23, 2012, and the Fourth Amendment, dated March 29, 2013. Filed as Exhibit 10.10 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

10.12#
Form of The J.G. Wentworth Company 2013 Omnibus Incentive Plan. Filed as Exhibit 10.11 to Amendment No. 1 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 28, 2013, and incorporated herein by reference.

10.13#
Form of The J.G. Wentworth Company 2013 Omnibus Incentive Plan Stock Option Agreement (Employees). Filed as Exhibit 10.12 to Amendment No. 2 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on November 7, 2013, and incorporated herein by reference.

10.14#
Form of The J.G. Wentworth Company 2013 Omnibus Incentive Plan Restricted Stock Agreement (Non-Employee Directors). Filed as Exhibit 10.13 to Amendment No. 2 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on November 7, 2013, and incorporated herein by reference.

10.15#
Form of Director Indemnification Agreement. Filed as Exhibit 10.14 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

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
Item 16. Form 10-K Summary
The Company has elected not to include any summary information.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2017.

THE J.G. WENTWORTH COMPANY

By:	/s/ Stewart A. Stockdale
Name:	Stewart A. Stockdale
Title:	Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stewart A. Stockdale	Chief Executive Officer, and Director
Stewart A. Stockdale	(Principal Executive Officer)	March 29, 2017

/s/ Roger O. Gasper	Chief Financial Officer
Roger O. Gasper	(Principal Financial and Accounting Officer)	March 29, 2017

/s/ Alexander R. Castaldi
Alexander R. Castaldi	Chairman, Director	March 29, 2017

/s/ Robert C. Griffin
Robert C. Griffin	Director	March 29, 2017

/s/ Kevin T. Hammond
Kevin T. Hammond	Director	March 29, 2017

/s/ Gérard van Spaendonck
Gérard van Spaendonck	Director	March 29, 2017

/s/ William J. Morgan
William J. Morgan	Director	March 29, 2017

/s/ Robert N. Pomroy
Robert N. Pomroy	Director	March 29, 2017

/s/ Francisco J. Rodriguez
Francisco J. Rodriguez	Director	March 29, 2017