Form 10-Q
period 2017-03-31
J.G. Wentworth Co
filed 2017-05-15
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)
Smaller reporting company ☒		Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No
The number of shares of the registrant's Class A common stock, par value $0.00001 per share, outstanding was 15,740,709 as of April 30, 2017. The number of shares of the registrant's Class B common stock, par value $0.00001 per share, outstanding was 8,709,603 as of April 30, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements which reflect management's expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. These forward looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. You can identify such statements because they contain words such as "plans," "expects" or "does not expect," "budget," "forecasts," "anticipates" or "does not anticipate," "believes," "intends," and similar expressions or statements that certain actions, events or results "may," "could," "would," "might," or "will," be taken, occur or be achieved. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q reflect management's current beliefs based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.
Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance and achievements in future periods to differ materially from those expressed or implied by such forward-looking statements. Although we have attempted to identify important risk factors that could cause actual actions, events or results to differ materially from those described in or implied by our forward-looking statements, several factors could cause actual results, performance or achievements to differ materially from the results expressed or implied in the forward-looking statements. We cannot assure you that forward-looking statements will prove to be accurate, as actual actions, results and future events could differ materially from those anticipated or implied by such statements.
These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q. As set forth more fully under "Part II, Item 1A. 'Risk Factors'" in this Quarterly Report on Form 10-Q, these risks and uncertainties include, among other things:

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

The J.G. Wentworth Company
Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

	March 31, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$74,652	$80,166
Restricted cash and investments	207,398	195,588
VIE finance receivables, at fair value (1)	4,228,408	4,143,903
Other finance receivables, at fair value	19,482	13,134
VIE finance receivables, net of allowances for losses of $9,248 and $9,023, respectively (1)	81,514	85,325
Other finance receivables, net of allowances for losses of $1,873 and $2,061, respectively	8,149	8,619
Other receivables, net of allowances for losses of $267 and $280, respectively	17,853	17,771
Mortgage loans held for sale, at fair value (2)	162,705	232,770
Mortgage servicing rights, at fair value (2)	45,301	41,697
Premises and equipment, net of accumulated depreciation of $11,408 and $10,697, respectively	3,383	4,005
Intangible assets, net of accumulated amortization of $23,209 and $22,778, respectively	22,437	22,868
Goodwill	8,369	8,369
Marketable securities, at fair value	79,201	76,687
Deferred tax assets, net	—	405
Other assets	59,273	61,600
Total Assets	$5,018,125	$4,992,907

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accrued expenses and accounts payable	$25,556	$28,929
Accrued interest	29,203	28,123
Term loan payable	433,964	431,872
VIE derivative liabilities, at fair value	46,497	50,432
VIE borrowings under revolving credit facilities and other similar borrowings	19,727	56,432
Other borrowings under revolving credit facilities and other similar borrowings	158,050	229,588
VIE long-term debt	61,738	62,939
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,153,582	4,014,450
Other liabilities	55,525	52,448
Deferred tax liabilities, net	4,971	1,415
Installment obligations payable	79,201	76,687
Total Liabilities	$5,068,014	$5,033,315

Commitments and contingencies (Note 18)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,282,781 issued and 15,740,709 outstanding as of March 31, 2017, 16,272,545 issued and 15,730,473 outstanding as of December 31, 2016	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,709,603 issued and outstanding as of March 31, 2017, 8,710,158 issued and outstanding as of December 31, 2016	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	105,928	105,823
Accumulated deficit	(124,821)	(117,622)
	(18,893)	(11,799)
Less: treasury stock at cost, 542,072 shares as of March 31, 2017 and December 31, 2016, respectively	(2,138)	(2,138)
Total stockholders' deficit, The J.G. Wentworth Company	(21,031)	(13,937)
Non-controlling interests	(28,858)	(26,471)
Total Stockholders' Deficit	(49,889)	(40,408)
Total Liabilities and Stockholders' Deficit	$5,018,125	$4,992,907
(1) Refer to Note 5 "VIE and Other Finance Receivables, at Fair Value" and Note 6 "VIE and Other Finance Receivables, net of Allowance for Losses" for further details on assets pledged as collateral.
(2) Pledged as collateral to Other borrowings under revolving credit facilities and other similar borrowings. Refer to Note 7 "Mortgage Loans Held for Sale, at Fair Value" and Note 8 "Mortgage Servicing Rights, at Fair Value."
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
REVENUES
Interest income	$49,361	$53,659
Realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	29,103	(9,857)
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	13,554	16,656
Changes in mortgage servicing rights, net	3,604	877
Servicing, broker, and other fees	4,157	3,469
Loan origination fees	1,971	1,636
Realized and unrealized gains on marketable securities, net	2,950	137
Total revenues	$104,700	$66,577

EXPENSES
Advertising	$15,200	$13,975
Interest expense	58,383	59,500
Compensation and benefits	16,843	18,545
General and administrative	5,950	7,109
Professional and consulting	3,863	3,657
Debt issuance	2,292	3
Securitization debt maintenance	1,322	1,432
Provision for losses	1,123	1,588
Direct subservicing costs	896	640
Depreciation and amortization	1,138	1,302
Installment obligations expense, net	3,402	515
Total expenses	$110,412	$108,266
Loss before income taxes	(5,712)	(41,689)
Provision (benefit) for income taxes	3,961	(6,639)
Net loss	$(9,673)	$(35,050)
Less: net loss attributable to non-controlling interests	(2,474)	(18,963)
Net loss attributable to The J.G. Wentworth Company	$(7,199)	$(16,087)

Weighted average shares of Class A common stock outstanding:
Basic	15,731,184	15,574,746
Diluted	15,731,184	15,574,746
Net loss per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(0.46)	$(1.03)
Diluted	$(0.46)	$(1.03)

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2017	2016
Weighted average shares of Class A common stock outstanding:
Basic	15,731,184	15,574,746
Diluted	15,731,184	15,574,746
Net loss per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(0.46)	$(1.03)
Diluted	$(0.46)	$(1.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net loss	$(9,673)	$(35,050)
Total comprehensive loss	(9,673)	(35,050)
Less: comprehensive loss allocated to non-controlling interests	(2,474)	(18,963)
Comprehensive loss attributable to The J.G. Wentworth Company	$(7,199)	$(16,087)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

(Dollars in thousands, except per share data)

	Accumulated Other Comprehensive Income	Non- controlling Interest	Accumulated Deficit	Additional Paid-In- Capital	Treasury Stock		Common Stock - Class A		Common Stock - Class B		Total Stockholders' Deficit
					Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2016	$—	$(26,471)	$(117,622)	$105,823	542,072	$(2,138)	15,730,473	$—	8,710,158	$—	$(40,408)
Net loss	—	(2,474)	(7,199)	—	—	—	—	—	—	—	(9,673)
Share-based compensation	—	87	—	105	—	—	—	—	—	—	192
Issuance of Class A common stock for vested equity awards	—	—	—	—	—	—	9,681	—	—	—	—
Exchange of JGW LLC common interests into Class A common stock	—	—	—	—	—	—	555	—	(555)	—	—
Balance as of March 31, 2017	$—	$(28,858)	$(124,821)	$105,928	542,072	$(2,138)	15,740,709	$—	8,709,603	$—	$(49,889)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,673)	$(35,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses	1,123	1,588
Depreciation	707	672
Changes in mortgage servicing rights, net	(3,604)	(877)
Amortization of finance receivables acquisition costs	9	181
Amortization of intangibles	431	630
Amortization of debt issuance costs	1,880	2,531
Proceeds from sale of and principal payments on mortgage loans held for sale	731,074	524,130
Originations and purchases of mortgage loans held for sale	(664,983)	(574,662)
Change in unrealized gains/losses on finance receivables	(110,089)	(151,223)
Change in unrealized gains/losses on long-term debt	85,551	172,592
Change in unrealized gains/losses on derivatives	(3,959)	5,774
Net proceeds from sale of finance receivables	4,016	91,335
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(13,554)	(16,656)
Purchases of finance receivables	(64,767)	(71,674)
Collections on finance receivables	131,676	133,133
Gain on sale of finance receivables	(424)	(21,660)
Recoveries of finance receivables	5	—
Accretion of interest income	(48,261)	(52,936)
Accretion of interest expense	183	(4,182)
Share-based compensation expense	192	307
Change in marketable securities	(2,950)	(137)
Installment obligations expense, net	3,402	515
Deferred income taxes, net	3,961	(6,639)
(Increase) decrease in operating assets:
Restricted cash and investments	(11,810)	5,246
Other assets	13,090	7,845
Other receivables	(69)	(470)
(Decrease) increase in operating liabilities:
Accrued expenses and accounts payable	(3,373)	1,354
Accrued interest	1,080	1,564
Other liabilities	452	(596)
Net cash provided by operating activities	$41,316	$12,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from investing activities:
Purchase of Home Lending, net of cash acquired	$—	$(7,630)
Purchases of premises and equipment, net of sales proceeds	(86)	(260)
Net cash used in investing activities	$(86)	$(7,890)
Cash flows from financing activities:
Issuance of VIE long-term debt	$134,510	$2,275
Payments on capital lease obligations	(13)	(12)
Repayments of long-term debt and derivatives	(72,464)	(86,511)
Gross proceeds from revolving credit facilities	725,175	614,665
Repayments of revolving credit facilities	(833,952)	(566,019)
Issuance of installment obligations payable	4,066	763
Purchase of marketable securities	(4,066)	(763)
Repayments of installment obligations payable	(4,954)	(6,858)
Proceeds from sale of marketable securities	4,954	6,858
Net cash used in financing activities	$(46,744)	$(35,602)
Net decrease in cash and cash equivalents	(5,514)	(30,857)
Cash and cash equivalents at beginning of year	80,166	57,322
Cash and cash equivalents at end of period	$74,652	$26,465

Supplemental disclosure of cash flow information:
Cash paid for interest	$54,968	$59,609
Cash paid for income taxes	$—	$100
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$3,997	$2,511
Mortgage loans subject to repurchase rights from Ginnie Mae	$1,070	$6,360
Exchange of LLC Common Interests for shares of Class A common stock	$—	$321

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
The Company is focused on providing direct-to-consumer access to financing solutions through a variety of avenues, including: mortgage lending, structured settlement, annuity and lottery payment purchasing, prepaid cards, and access to providers of personal loans. The Company's direct-to-consumer businesses use digital channels, television, direct mail, and other channels to offer access to financing solutions. The Company warehouses, securitizes, sells or otherwise finances the financial assets that it purchases in transactions that are structured to ultimately generate cash proceeds to the Company that exceed the purchase price paid for those assets.
The Company identified the following two reportable segments in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting:
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
(ii) Home Lending ("Home Lending") - Home Lending is primarily engaged in retail mortgage lending, originating primarily Federal Housing Administration (FHA), U.S. Department of Veterans Affairs (VA) and conventional mortgage loans, and is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development (HUD). In addition, Home Lending is an approved issuer with the Government National Mortgage Association ("Ginnie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and U.S. Department of Agriculture (USDA), as well as an approved seller and servicer with the Federal National Mortgage Association ("Fannie Mae").
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity ("VIE") finance receivables, at fair value; other finance receivables, at fair value; mortgage loans held for sale, at fair value; mortgage servicing rights, at fair value; intangible assets, net of accumulated amortization; goodwill; VIE derivative liabilities, at fair value; and VIE long-term debt issued by securitization and permanent financing trusts, at fair value. Actual results could differ from those estimates and such differences could be material. These interim financial statements should be read in conjunction with the Company's 2016 audited consolidated financial statements that are included in its Annual Report on Form 10-K.
The accompanying condensed consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiaries, other entities in which the Company has a controlling financial interest and those entities that are considered VIEs where the Company has been determined to be the primary beneficiary in accordance with Accounting Standards Codification 810, Consolidation ("ASC 810").

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.6% and 45.4%, respectively, as of March 31, 2017 and December 31, 2016.
Net loss attributable to the non-controlling interests in the Company's condensed consolidated statements of operations represents the portion of loss attributable to the economic interest in JGW LLC held by entities and individuals other than the Corporation. The allocation of net loss attributable to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling interests' weighted average economic interests in JGW LLC for the three months ended March 31, 2017 and 2016 were 45.4% and 45.7%, respectively.
The net loss attributable to The J.G. Wentworth Company in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 does not necessarily reflect the Corporation's weighted average economic interests in JGW LLC for the respective periods because the majority of the benefit for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three months ended March 31, 2017, $4.2 million of the $4.0 million total tax provision was specifically attributable to The J.G. Wentworth Company. The remaining $0.2 million tax benefit relates to the Company’s subsidiaries. For the three months ended March 31, 2016, $6.5 million of the $6.6 million total tax benefit was specifically attributable to The J.G. Wentworth Company. Refer to Note 15 for a description of the Company's income taxes.
Non-controlling interests on the Company's condensed consolidated balance sheets represent the portion of (deficit) equity attributable to the non-controlling interests of JGW LLC. The allocation of (deficit) equity to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling interests in the entity.
All material inter-company balances and transactions are eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to current-period presentation.
Significant Accounting Policies
There have been no significant changes to the Company's accounting policies as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.
2. Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the three months ended March 31, 2017.
3. Goodwill and Intangible Assets
The goodwill of the Company consists of $8.4 million related to the Home Lending segment as of March 31, 2017 and December 31, 2016. There is no goodwill related to the Structured Settlements segment as of March 31, 2017 and December 31, 2016.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Intangible assets subject to amortization include the following as of:

	Structured Settlements		Home Lending
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
March 31, 2017
Database	$4,609	$(4,385)	$—	$—
Customer relationships	16,096	(15,789)	—	—
Domain names	486	(464)	—	—
Trade name	613	(210)	1,095	(772)
Affinity relationships	—	—	9,547	(1,589)
Intangible assets subject to amortization	$21,804	$(20,848)	$10,642	$(2,361)

December 31, 2016
Database	$4,609	$(4,356)	$—	$—
Customer relationships	16,096	(15,750)	—	—
Domain names	486	(461)	—	—
Trade name	613	(157)	1,095	(700)
Affinity relationships	—	—	9,547	(1,354)
Intangible assets subject to amortization	$21,804	$(20,724)	$10,642	$(2,054)
As of March 31, 2017 and December 31, 2016, the carrying value of Home Lending's indefinite-lived licenses and approvals intangible asset was $13.2 million.
Amortization of intangible assets is included in depreciation and amortization in the Company's condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.6 million, respectively.
Estimated future amortization expense for amortizable intangible assets for the nine months ending December 31, 2017 and for each of the succeeding five calendar years and thereafter is as follows:

Estimated Future Amortization Expense
(In thousands)
Remainder of 2017	$1,312
2018	1,560
2019	1,035
2020	957
2021	954
2022	954
Thereafter	2,465
Total future amortization expense	$9,237
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In the first quarter of 2017, the Company performed a qualitative assessment based, in part, on the factors outlined below:

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
In performing the qualitative assessment, the Company identified and considered all relevant events and circumstances, including the Company's reporting units' recent financial performance and projected operating results, and the Company's market capitalization. Based on the weight of evidence and the significance of the identified factors, the Company determined that it was not more likely than not that the fair value of the Company's goodwill, indefinite-lived intangible assets and long-lived assets were less than their carrying values as of March 31, 2017.
While management believes the assumptions used in its impairment assessment are reasonable and will continuously evaluate for future potential impairment indicators, there can be no assurance that estimates and assumptions made for purposes of impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the Company's intangible assets and reporting units, an increase in the discount rate, and/or a decrease in the internal projected revenues used in the discounted cash flow model, among other items, could result in future impairment charges.
4. Fair Value Measurements
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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity specific measure. Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the assets or liabilities at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company also evaluates various factors to determine whether certain transactions are orderly and may make adjustments to transactions or quoted prices when the volume and level of activity for an asset or liability have decreased significantly.
The above conditions could cause certain assets and liabilities to be reclassified from Level 1 to Level 2 or Level 3 or reclassified from Level 2 to Level 3. The inputs or methodology used for valuing the assets or liabilities are not necessarily an indication of the risk associated with the assets and liabilities.
The Company uses various valuation techniques and assumptions in estimating fair value. The assumptions used to estimate the value of the Company's assets and liabilities have varying degrees of impact to the overall fair value. This process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, market indices and pricing matrices. When observable market prices for the asset or liability are not available, the Company employs various modeling techniques, such as discounted cash flow analysis, to estimate the fair value of the Company's assets and liabilities. For certain assets and liabilities, the Company developed internal models which are validated and calibrated regularly by management with assistance from third parties, as appropriate. Any models used to determine fair values, including the inputs and the assumptions therein, are reviewed as part of the Company's model validation process. The following describes the methods used in estimating the fair values of certain financial statement items:

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

For assets and liabilities measured at fair value in the Company's condensed consolidated financial statements:
Marketable securities, at fair value — The fair value of investments in marketable securities, which primarily consist of equity and fixed income securities, is based on quoted market prices.
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
For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the "Trusts"). The waterfall includes fees to operate the Trusts (servicing fees, administrative fees, etc.), note holder principal and note holder interest. Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation. Refer to Note 13 for additional information. The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the retained interest holder.
The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either (i) market indices that are highly correlated with the spreads from the Company's previous securitizations and asset sales or (ii) the Company's most recent securitization or asset sale if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt's fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt's fair value. The debt's fair value interest rates are blended using the debt's principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables' asset cash flows. In addition, the Company considers transformation costs and profit margin associated with its securitizations to derive the fair value of its finance receivables' asset cash flows. The finance receivables' residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate calculated rate (9.18% and 9.75% as of March 31, 2017 and December 31, 2016, respectively, with a weighted average life of 20 years as of both dates) that is derived from the fair value interest rates of the related debt.
The residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation. Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair value, on the Company's condensed consolidated balance sheets. In connection with the refinancing of the Company's residual term facility (the "Residual Term Facility"), which was completed in September of 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and elected the fair value option, as permitted by ASC 825, Financial Instruments ("ASC 825"). The fair value interest rate of the debt is derived using the swap curve and applying a calculated spread based on market indices that are highly correlated with the spread from the related debt issued. Refer to Notes 12 and 13 for additional information. The associated debt's projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair value.
For finance receivables not yet securitized, the Company uses the calculated spreads based on market indices, while also considering transformation costs and profit margin to determine the fair value yield adjusting for expected losses and applying the residual yield for the cash flows the Company projects would make up the retained interest in a securitization. There are no material differences in valuation techniques, assumptions and inputs used to develop the Company's fair value measurements for finance receivables not securitized and those that are securitized.
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
Assets and liabilities for which fair value is only disclosed in the notes to the Company's condensed consolidated financial statements:
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
VIE long-term debt — The estimated fair value of VIE long-term debt is based on borrowing rates available to the Company based on recently executed transactions with similar underlying collateral characteristics, reflecting the specific terms and conditions of the debt.
Installment obligations payable — Installment obligations payable is reported at contract value determined based on changes in the measuring indices selected by the obligees under the terms of the obligations over the length of the obligations. The fair value of installment obligations payable is estimated to be equal to the carrying value.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on the Company's condensed consolidated balance sheets as of:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
March 31, 2017:
Assets
Marketable securities, at fair value	$76,899	$2,302	$—	$79,201
VIE and other finance receivables, at fair value	—	—	4,247,890	4,247,890
Mortgage loans held for sale, at fair value	—	162,705	—	162,705
Mortgage servicing rights, at fair value	—	—	45,301	45,301
Interest rate lock commitments, at fair value (1)	—	—	10,888	10,888
Total Assets	$76,899	$165,007	$4,304,079	$4,545,985

Liabilities
VIE derivative liabilities, at fair value	$—	$46,497	$—	$46,497
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,153,582	4,153,582
Forward sale commitments, at fair value (2)	—	2,439	—	2,439
Total Liabilities	$—	$48,936	$4,153,582	$4,202,518
(1) Included in other assets on the Company's condensed consolidated balance sheets.
(2) Included in other liabilities on the Company's condensed consolidated balance sheets.

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2016
Assets
Marketable securities, at fair value	$74,421	$2,266	$—	$76,687
VIE and other finance receivables, at fair value	—	—	4,157,037	4,157,037
Mortgage loans held for sale, at fair value	—	232,770	—	232,770
Mortgage servicing rights, at fair value	—	—	41,697	41,697
Interest rate lock commitments, at fair value (1)	—	—	6,072	6,072
Forward sale commitments, at fair value (1)	—	659	—	659
Total Assets	$74,421	$235,695	$4,204,806	$4,514,922

Liabilities
VIE derivative liabilities, at fair value	$—	$50,432	$—	$50,432
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,014,450	4,014,450
Total Liabilities	$—	$50,432	$4,014,450	$4,064,882
(1) Included in other assets on the Company's condensed consolidated balance sheets.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company's quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(In thousands)
March 31, 2017
Assets
VIE and other finance receivables, at fair value	$4,247,890	Discounted cash flow	Discount rate	3.07% - 12.16% (4.08%)
Mortgage servicing rights, at fair value	45,301	Discounted cash flow	Discount rate	9.50% - 13.83% (10.08%)
			Prepayment speed	6.09% - 24.51% (8.19%)
			Cost of servicing	$65 - $90 ($72)
Interest rate lock commitments, at fair value	10,888	Internal model	Pull-through rate	12.50% - 98.61% (78.06%)
Total Assets	$4,304,079

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$4,153,582	Discounted cash flow	Discount rate	1.65% - 12.06% (3.49%)
Total Liabilities	$4,153,582

December 31, 2016
Assets
VIE and other finance receivables, at fair value	$4,157,037	Discounted cash flow	Discount rate	3.16% - 12.77% (4.32%)
Mortgage servicing rights, at fair value	41,697	Discounted cash flow	Discount rate	9.50% - 14.06% (10.11%)
			Prepayment speed	6.04% - 21.82% (7.96%)
			Cost of servicing	$65 - $90 ($73)
Interest rate lock commitments, at fair value	6,072	Internal model	Pull-through rate	37.25% - 97.00% (79.53%)
Total Assets	$4,204,806

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$4,014,450	Discounted cash flow	Discount rate	1.47% - 11.91% (4.25%)
Total Liabilities	$4,014,450
A significant unobservable input used in the fair value measurement of most of the Company's assets and liabilities measured at fair value using unobservable inputs (Level 3) is the discount rate. Significant increases (decreases) in the discount rate used to estimate fair value in isolation would result in a significantly lower (higher) fair value measurement of the corresponding asset or liability. An additional significant unobservable input used in the fair value measurement of mortgage servicing rights, at fair value, is prepayment speed. Significant increases (decreases) in the prepayment speed used to estimate the fair value of MSRs in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the cost of servicing used to estimate the fair value of MSRs in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the pull-through rate used to estimate the fair value of IRLCs in isolation would result in a significantly higher (lower) fair value measurement.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2017 and 2016 were as follows:

	VIE and other finance receivables, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value	Total
	(In thousands)
Balance as of December 31, 2016	$4,157,037	$41,697	$6,072	$4,204,806
Total included in earnings (losses):			0
Unrealized gains	110,089	3,604	10,888	124,581
Realized gain on sale of finance receivable	424	—	—	424
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	64,767	—	—	64,767
Interest accreted	45,279	—	—	45,279
Payments received	(125,690)	—	—	(125,690)
Sale of finance receivables	(4,016)	—	—	(4,016)
Transfers to/from other balance sheet line items	—	—	(6,072)	(6,072)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of March 31, 2017	$4,247,890	$45,301	$10,888	$4,304,079
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
March 31, 2017	$110,089	$3,604	$10,888	$124,581

Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$4,420,368
Total included in earnings:			0
Unrealized gains	151,223	877	10,539	162,639
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	71,994	—	—	71,994
Interest accreted	49,131	—	—	49,131
Payments received	(125,746)	—	—	(125,746)
Sale of finance receivables	(91,335)	—	—	(91,335)
Transfers to/from other balance sheet line items	—	—	(4,934)	(4,934)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of March 31, 2016	$4,463,074	$30,164	$10,539	$4,503,777
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
March 31, 2016	$151,223	$877	$10,539	$162,639

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2017 and 2016 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2016	$4,014,450
Total included in (earnings) losses:
Unrealized losses	85,551
Issuances	134,510
Interest accreted	(844)
Repayments	(80,085)
Transfers in and/or out of Level 3	—
Balance as of March 31, 2017	$4,153,582
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
March 31, 2017	$85,551

Balance as of December 31, 2015	$3,928,818
Total included in (earnings) losses:
Unrealized losses	172,592
Issuances	2,275
Interest accreted	(5,281)
Repayments	(81,411)
Transfers in and/or out of Level 3	—
Balance as of March 31, 2016	$4,016,993
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
March 31, 2016	$172,592

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Realized and unrealized gains and losses included in revenues in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 are reported in the following revenue categories:

	VIE and other finance receivables and long-term debt, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value
	(In thousands)
Net gains included in revenues for the three months ended March 31, 2017	$24,962	$3,604	$10,888
Unrealized gains for the three months ended March 31, 2017 relating to assets and long-term debt still held as of March 31, 2017	$24,538	$3,604	$10,888
Net gains included in revenues for the three months ended March 31, 2016	$291	$877	$10,539
Unrealized (losses) gains for the three months ended March 31, 2016 relating to assets and long-term debt still held as of March 31, 2016	$(21,369)	$877	$10,539

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company discloses fair value information about financial instruments, whether or not recorded at fair value on the Company's condensed consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company's financial instruments are as follows:

	March 31, 2017		December 31, 2016
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
	(In thousands)
Financial assets:
VIE and other finance receivables, at fair value	$4,247,890	$4,247,890	$4,157,037	$4,157,037
VIE and other finance receivables, net of allowance for losses (1)	85,041	89,663	88,300	93,944
Other receivables, net of allowance for losses (1)	17,853	17,853	17,771	17,771
Mortgage loans held for sale, at fair value	162,705	162,705	232,770	232,770
Mortgage servicing rights, at fair value	45,301	45,301	41,697	41,697
Marketable securities, at fair value	79,201	79,201	76,687	76,687
Interest rate lock commitments, at fair value (2)	10,888	10,888	6,072	6,072
Forward sale commitments, at fair value (2)	—	—	659	659
Financial liabilities:
Term loan payable (1)	236,830	433,964	242,730	431,872
VIE derivative liabilities, at fair value	46,497	46,497	50,432	50,432
VIE borrowings under revolving credit facilities and other similar borrowings (1)	21,027	19,727	58,798	56,432
Other borrowings under revolving credit facilities and other similar borrowings (1)	157,846	158,050	229,221	229,588
VIE long-term debt (1)	56,716	61,738	57,268	62,939
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,153,582	4,153,582	4,014,450	4,014,450
Forward sale commitments, at fair value (3)	2,439	2,439	—	—
Installment obligations payable (1)	79,201	79,201	76,687	76,687
(1) These represent financial instruments not recorded on the condensed consolidated balance sheets at fair value. Such financial instruments would be classified as Level 3 within the fair value hierarchy.
(2) Included in other assets on the Company's condensed consolidated balance sheets.
(3) Included in other liabilities on the Company's condensed consolidated balance sheets.
5. VIE and Other Finance Receivables, at Fair Value
The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 825. The Company also elected to fair value newly originated lottery winnings effective January 1, 2013. VIE and other finance receivables for which the fair value option was elected consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Maturity value	$6,620,992	$6,584,344
Unearned income	(2,373,102)	(2,427,307)
Net carrying amount	$4,247,890	$4,157,037

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Encumbrances on VIE and other finance receivables, at fair value were as follows:

Encumbrance	March 31, 2017	December 31, 2016
	(In thousands)
VIE long-term debt issued by securitization and permanent financing trusts (2)	$4,195,110	$4,060,069
$100.0 million credit facility (JGW-S III) (1)	13,026	27,966
$300.0 million credit facility (JGW V) (1)	20,272	55,868
Encumbered VIE finance receivables	4,228,408	4,143,903
Not encumbered	19,482	13,134
Total VIE and other finance receivables, at fair value	$4,247,890	$4,157,037
(1) Refer to Note 10.
(2) Refer to Note 13.
As of March 31, 2017 and December 31, 2016, the unsecuritized finance receivables, at fair value, were $52.8 million and $97.0 million, respectively, and were included within VIE finance receivables, at fair value and other finance receivables, at fair value on the Company's condensed consolidated balance sheets.
In March 2017, the Company entered in to an agreement (the "Asset Sale Facility") to sell up to $50.0 million of discounted total receivable balances ("TRB") purchases, which can be increased to $75.0 million by mutual agreement of the parties, and has a duration of one year. During the three months ended March 31, 2017, the Company sold $4.0 million of discounted TRB purchases pursuant to the Asset Sale Facility, which was accounted for as a direct asset sale, for $4.0 million. The Company recognized a $0.4 million gain, which was included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sale.
In February 2016, the Company completed a sale of the first pool of assets associated with its 2016-1 direct asset sale in which $151.5 million of TRB purchases were sold for $91.3 million. The Company recognized a $21.7 million gain, which was included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.  No servicing asset or liability was recognized in connection with the Company's direct asset sale.
The Company is engaged to service certain finance receivables it sold to third parties. Servicing fee revenue related to those receivables is included in servicing, broker, and other fees in the Company's condensed consolidated statements of operations, and was as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Servicing fee income	$259	$209

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

6. VIE and Other Finance Receivables, net of Allowance for Losses
The Company did not elect the fair value option for VIE and other finance receivables, net of allowance for losses, which consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Structured settlements and annuities	$67,010	$67,872
Less: unearned income	(41,230)	(42,030)
	25,780	25,842
Lottery winnings	62,043	63,957
Less: unearned income	(16,017)	(16,799)
	46,026	47,158
Pre-settlement funding transactions	28,871	31,853
Less: unearned income	(466)	(441)
	28,405	31,412
Attorney cost financing	573	616
Less: unearned income	—	—
	573	616
VIE and other finance receivables	100,784	105,028
Less: allowance for losses	(11,121)	(11,084)
VIE and other finance receivables, net of allowances	$89,663	$93,944
Encumbrances on VIE and other finance receivables, net of allowance for losses, are as follows:

Encumbrance	March 31, 2017	December 31, 2016
	(In thousands)
VIE long-term debt (1)	$68,031	$69,354
VIE and encumbered securitized debt	68,031	69,354
VIE unencumbered assets	13,483	15,971
Non-VIE unencumbered assets	8,149	8,619
Not encumbered	21,632	24,590
Total VIE and other finance receivables, net of allowances	$89,663	$93,944
(1) Refer to Note 12.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for losses for VIE and other finance receivables is as follows:

	Structured settlements and annuities	Lottery winnings	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
Three Months Ended March 31, 2017
Allowance for losses:
Balance as of December 31, 2016	$(93)	$—	$(10,707)	$(284)	$(11,084)
Credit (provision) for loss	5	13	(817)	—	(799)
Charge-offs	—	(13)	780	—	767
Recoveries	(5)	—	—	—	(5)
Balance as of March 31, 2017	$(93)	$—	$(10,744)	$(284)	$(11,121)

Individually evaluated for impairment	$(93)	$—	$(1,924)	$(284)	$(2,301)
Collectively evaluated for impairment	—	—	(8,820)	—	(8,820)
Balance as of March 31, 2017	$(93)	$—	$(10,744)	$(284)	$(11,121)

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,687	$46,026	$52	$289	$72,054
Collectively evaluated for impairment	—	—	17,609	—	17,609
Balance as of March 31, 2017	$25,687	$46,026	$17,661	$289	$89,663

Three Months Ended March 31, 2016
Allowance for losses:
Balance as of December 31, 2015	$(69)	$—	$(10,013)	$(284)	$(10,366)
Credit (provision) for loss	125	—	(1,022)	—	(897)
Charge-offs	—	—	1,078	—	1,078
Recoveries	(125)	—	—	—	(125)
Balance as of March 31, 2016	$(69)	$—	$(9,957)	$(284)	$(10,310)

Individually evaluated for impairment	$—	$—	$(2,028)	$(284)	$(2,312)
Collectively evaluated for impairment	(69)	—	(7,929)	—	(7,998)
Balance as of March 31, 2016	$(69)	$—	$(9,957)	$(284)	$(10,310)

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,962	$49,237	$71	$448	$75,718
Collectively evaluated for impairment	—	—	29,266	—	29,266
Balance as of March 31, 2016	$25,962	$49,237	$29,337	$448	$104,984
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
Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to accrued interest. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of March 31, 2017 and December 31, 2016, the Company had discontinued recognition of income on pre-settlement funding transactions in the amount of $12.9 million and $14.7 million, respectively, and attorney cost financing receivables in the amount of $0.4 million.
Pre-settlement funding transactions and attorney cost financing are usually outstanding for a period of time exceeding

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

one year. The Company assesses the status of the individual pre-settlement funding transactions to determine whether there are any case specific concerns that need to be addressed and included in the allowance for losses on finance receivables. The Company also analyzes pre-settlement funding transactions on a portfolio basis based on the age of the advances as the ability to collect is correlated to the duration of time the advances are outstanding. The Company decided, beginning in April 2015, to curtail its purchases of pre-settlement transactions, and has not purchased any in 2016 or 2017.
The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	March 31, 2017	December 31, 2016
	(In thousands)
2009	$579	$690
2010	1,795	1,848
2011	3,661	3,891
2012	4,128	4,279
2013	3,802	5,390
2014	12,655	13,085
2015	2,251	2,670
Total	$28,871	$31,853
Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing in the amounts of $10.7 million and $0.3 million, respectively, as of March 31, 2017, and in the amounts of $10.7 million and $0.3 million, respectively, as of December 31, 2016.
The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
March 31, 2017
Structured settlements and annuities	$7	$6	$101	$114	$25,573	$25,687	$—
Lottery winnings	1	1	250	252	45,774	46,026	—
Total	$8	$7	$351	$366	$71,347	$71,713	$—

December 31, 2016
Structured settlements and annuities	$11	$5	$88	$104	$25,645	$25,749	$—
Lottery winnings	—	4	205	209	46,949	47,158	—
Total	$11	$9	$293	$313	$72,594	$72,907	$—
Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7. Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Unpaid principal balance of mortgage loans held for sale	$157,402	$230,261
Fair value adjustment	5,303	2,509
Mortgage loans held for sale, at fair value	$162,705	$232,770
A reconciliation of the changes in mortgage loans held for sale, at fair value, is presented in the following table:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(In thousands)
Balance at beginning of period	$232,770	$124,508
Originations and purchases of mortgage loans held for sale, net of fees	664,983	574,662
Proceeds from sale of and principal payments on mortgage loans held for sale	(731,074)	(524,130)
Net change in fair value of mortgage loans held for sale	(3,974)	12,106
Balance at end of period	$162,705	$187,146
As the named servicer, the Company has the option to purchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. In accordance with ASC 860, Transfers and Servicing, the Company recorded an asset and a corresponding liability, included within other assets and other liabilities on the Company's condensed consolidated balance sheets, equal to the principal amount of the loans of $40.7 million and $39.7 million as of March 31, 2017 and December 31, 2016, respectively.
For the three months ended March 31, 2017 and 2016, the Company repurchased $2.8 million and $6.4 million, respectively, of mortgage loans from Ginnie Mae securitization pools with the intent to re-pool them into new Ginnie Mae securitizations or otherwise to sell to third-party investors.
The Company did not have any mortgage loans held for sale on non-accrual status or any loans greater than 90 days past due as of March 31, 2017 or December 31, 2016.
Loan Servicing and Repurchase Reserve
Mortgage loans sold to investors by the Company which met investor and agency underwriting guidelines at the time of sale may be subject to repurchase in the event of specific default by the borrower, subsequent discovery that underwriting standards were not met or breach of representations and warranties made by the Company. In the event of a breach of the Company's representations and warranties, the Company may be required to either repurchase the mortgage loans with identified defects or indemnify the investors. The Company has established a reserve for potential losses related to these representations and warranties. The Company has also established a reserve for potential losses related to impaired loans within its servicing portfolio. In assessing the adequacy of the reserve, the Company evaluates various factors, including actual write-offs during the period, historical loss experience, known delinquent loans and GSE guidelines. Actual losses incurred are reflected as write-offs against the reserve liability. The loan servicing and repurchase reserve is included within other liabilities on the Company's condensed consolidated balance sheets. The associated expense is included in the provision for losses in the Company's condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The activity in the loan servicing and repurchase reserve was as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(In thousands)
Balance at beginning of period	$3,010	$2,575
Provision for loan servicing and repurchases	324	691
Write-offs, net	(417)	(564)
Balance at end of period	$2,917	$2,702
Due to the uncertainty in the various estimates with the loan servicing and repurchase reserve, there may be a range of losses in excess of the recorded loan servicing and repurchase reserve that is reasonably possible. The estimate of the range of possible loss does not represent a probable loss, and is based on current available information, significant judgment, and several assumptions that are subject to change.
8. Mortgage Servicing Rights, at Fair Value
The activity of MSRs was as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(In thousands)
Balance at beginning of period	$41,697	$29,287
Additions due to loans sold, servicing retained	3,997	2,511
Reductions due to loan payoffs and foreclosures	(1,435)	(680)
Fair value adjustment	1,042	(954)
Balance at end of period	$45,301	$30,164
The unpaid principal balance of mortgage loans serviced was $4.3 billion as of March 31, 2017 and $4.1 billion as of December 31, 2016.
The key assumptions used in determining the fair value of the Company's MSRs were as follows:

	March 31, 2017	December 31, 2016
Range (Weighted Average)
Discount rate	9.50% - 13.83% (10.08%)	9.50% - 14.06% (10.11%)
Prepayment speed	6.09% - 24.51% (8.19%)	6.04% - 21.82% (7.96%)
Cost of servicing	$65 - $90 ($72)	$65 - $90 ($73)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values are as follows:

	March 31, 2017	December 31, 2016
Discount rate:
Effect on value - 100 basis points adverse change	$(1,766)	$(1,612)
Effect on value - 200 basis points adverse change	$(3,403)	$(3,109)
Prepayment speed:
Effect on value - 5% adverse change	$(728)	$(686)
Effect on value - 10% adverse change	$(1,436)	$(1,370)
Cost of servicing:
Effect on value - 5% adverse change	$(342)	$(327)
Effect on value - 10% adverse change	$(683)	$(653)
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
9. Term Loan Payable
The Company has a senior secured credit facility (the "Credit Facility") that consists of a term loan (the "Term Loan") with an outstanding principal balance of $449.5 million as of March 31, 2017 and December 31, 2016, and a $20.0 million revolving commitment. There are no principal payments due on the Term Loan until its maturity in February 2019. The revolving commitment matures in August 2017. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility.
At each interest reset date, the Company has the option to elect that the Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the Term Loan accrues at either LIBOR or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at Prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of March 31, 2017, the interest rate on the Term Loan was 7.00%, as it is currently a Eurodollar loan. The revolving commitment has the same interest rate terms as the Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.
The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. The total leverage ratio is calculated by dividing total funded debt (as defined in the Credit Facility) less unrestricted cash and cash equivalents by Consolidated Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (as defined in the Credit Facility) for the period of the four fiscal quarters most recently ended. The maximum required total leverage ratio was 4.75 to 1.00 as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. Had the leverage ratio requirement been applicable as of March 31, 2017 or December 31, 2016, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including incurring additional indebtedness and liens, making investments, transacting with affiliates, disposing of assets and various other activities.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In addition, the Credit Facility limits, with certain exceptions, certain of the Company's subsidiaries from paying cash dividends and making loans to the Company, the calculation of which is performed annually as of the end of each fiscal year. Under the terms of the calculation, $0.3 million of the Company's $40.4 million in stockholders' deficit as of December 31, 2016 was free of limitations on the payment of dividends.
Interest expense relating to the Term Loan for the three months ended March 31, 2017 and 2016 was $10.0 million and $10.1 million, respectively.
10. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
VIE borrowings under revolving credit facilities and other similar borrowings on the Company's condensed consolidated balance sheets consist of the following as of:

	Entity	March 31, 2017	December 31, 2016
		(In thousands)
$100.0 million variable funding note facility with interest payable monthly (6.50% as of March 31, 2017 and December 31, 2016). The commitment period ends on May 19, 2018 and is collateralized by JGW-S III, LLC's ("JGW-S III") structured settlements receivables. JGW-S III is charged monthly an unused fee of 0.75% per annum for the undrawn balance of its line of credit.	JGW-S III	$7,608	$18,912
$300.0 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate is 3.30% plus either the LIBOR or the Commercial Paper rate depending on the lender (4.08% and 4.53% at March 31, 2017 and 3.92% and 4.43% at December 31, 2016); Tranche B rate is 5.80% plus LIBOR (6.58% as of March 31, 2017 and 6.42% at December 31, 2016). The commitment period ends on July 24, 2017 and is collateralized by JGW V, LLC's ("JGW V") structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	12,119	37,520
Total VIE borrowings under revolving credit facilities and other similar borrowings		$19,727	$56,432
Interest expense, including unused fees, for the three months ended March 31, 2017 and 2016 related to VIE borrowings under revolving credit facilities and other similar borrowings was $1.7 million and $2.5 million, respectively.
In January 2016, the Company terminated a $50.0 million credit facility which had no outstanding balance as of December 31, 2015. The facility had an original maturity date of October 2, 2016 and was collateralized by JGW IV, LLC's structured settlement and annuity receivables. Interest was payable monthly at the rate of LIBOR plus an applicable margin and there was an unused fee of 0.50% per annum for the undrawn balance of this line of credit. No fees were paid to terminate this facility. The Company expensed $0.5 million of unamortized debt issuance costs during the three months ended March 31, 2016, in connection with the termination of this credit facility, which was included in interest expense in the Company's condensed consolidated statements of operations.
The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of March 31, 2017 and December 31, 2016 was 5.18% and 5.00%, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

11. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
The Company had the following lines of credit with various financial institutions, which primarily are used for the funding of mortgage loans held for sale, as of:

	March 31, 2017	December 31, 2016
	(In thousands)
$100.0 million warehouse line of credit maturing on June 16, 2017 with an interest rate of LIBOR plus 2.25%, subject to a floor of 2.50% (3.18% as of March 31, 2017 and 2.97% as of December 31, 2016). The facility does not incur a non-usage fee.	$41,146	$39,140
$50.0 million warehouse line of credit maturing on September 14, 2017 with an interest rate of LIBOR plus 2.60%, subject to a floor of 3.10% (3.53% as of March 31, 2017 and 3.32% as of December 31, 2016) and a non-usage fee of 0.25%.	36,315	39,347
$95.0 million warehouse line of credit maturing on February 9, 2018 with an interest rate of LIBOR plus 2.35%, subject to a floor of 2.50% (3.28% as of March 31, 2017 and 3.07% as of December 31, 2016) and a non-usage fee of 0.25%.	76,589	65,565
$25.0 million warehouse line of credit with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.50% (2.87% as of December 31, 2016) and a non-usage fee of 0.25%. The facility matured on February 5, 2017.	—	13,057
$100.0 million warehouse line of credit with an interest rate of LIBOR plus 2.25% (2.97% as of December 31, 2016). The facility did not incur a non-usage fee. The facility was terminated in March 2017.	—	68,479
$10.0 million operating line of credit maturing June 16, 2017 with an interest rate of Prime plus 0.50%, subject to a floor of 5.00% (5.00% as of March 31, 2017 and December 31, 2016) and a non-usage fee of 0.50%.	4,000	4,000
Total other borrowings under revolving credit facilities and other similar borrowings	$158,050	$229,588
In August 2016, the Company increased the capacity of its $6.0 million operating line of credit to $10.0 million and extended the maturity date of this line of credit through June 16, 2017. The Company may only draw on a balance of $4.0 million until regulatory approval is obtained, which is not expected prior to the current maturity date.
On April 28, 2017, the Company increased the capacity of its $50.0 million warehouse line of credit to $75.0 million. On July 27, 2017, the capacity on this warehouse line of credit will revert to $50.0 million and all other terms remain unchanged. On May 12, 2017, we signed a warehouse line of credit with a new lender with borrowing capacity of $50.0 million.
Interest expense, including non-usage fees, for the three months ended March 31, 2017 and 2016 related to other borrowings under revolving credit facilities and other similar borrowings was $1.3 million and $0.8 million, respectively.
The weighted average interest rate on outstanding other borrowings under revolving credit facilities and other similar borrowings as of March 31, 2017 and December 31, 2016 was 3.35% and 2.86%, respectively.
As of March 31, 2017, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of March 31, 2017. Additionally, as of March 31, 2017, the Company had pledged MSRs as collateral under its operating line of credit.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

12. VIE Long-Term Debt
The debt issued by the Company's special purpose entities ("SPEs") is recourse only to the respective entities that issued the debt and is non-recourse to the Company and its other subsidiaries. Certain subsidiaries of the Company continue to receive fees for servicing the securitized assets which are eliminated upon consolidation. In addition, the risk to the Company's non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts and the repurchase of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts. The VIE long-term debt consisted of the following as of:

	March 31, 2017	December 31, 2016
	(In thousands)
PLMT Permanent Facility	$36,799	$37,630
Long-Term Pre-settlement Facility	5,190	5,427
2012-A Facility	695	708
LCSS Facility (2010-C)	11,895	12,015
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$61,738	$62,939
PLMT Permanent Facility
The Company has a $75.0 million floating rate asset-backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The interest rate on this loan was 2.03% and 1.87% at March 31, 2017 and December 31, 2016, respectively. The loan matures on October 30, 2040.
The debt agreement with the counterparty requires Peachtree Lottery Master Trust ("PLMT") to hedge the notional amount of the debt with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value, on the Company's condensed consolidated balance sheets.
Long-Term Pre-settlement Facility
In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions, of which $5.2 million and $5.4 million principal amount remained outstanding as of March 31, 2017 and December 31, 2016, respectively. In June 2016, the maturity date of each of the notes was extended until the sale of the collateral, at which point the proceeds will be distributed to the holders of the notes in full satisfaction of the Company's debt obligations. To the extent that there are sufficient cash receipts from collateralized pre-settlement funding transactions to pay for interest and principal due on the notes, interest expense will be recognized monthly on the notes at a rate of 9.25% per annum.
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
Long-Term Debt for Life Contingent Structured Settlements (2010-C & 2010-D)
Long-Term Debt (2010-C)
In November 2010, the Company issued a private asset class securitization note ("2010-C") registered under Rule 144A under the Securities Act ("Rule 144A"). The 2010-C bond issuance of $12.9 million is collateralized by life contingent structured settlements. 2010-C accrues interest at 10% per annum and matures on March 15, 2039.
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
Interest expense for the three months ended March 31, 2017 and 2016 related to VIE long-term debt was $1.6 million and $4.4 million, respectively.
13. VIE Long-Term Debt Issued by Securitization and Permanent Financing Trusts, at Fair Value
Securitization Debt
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
During the three months ended March 31, 2017, the Company completed the initial close of one asset securitization transaction that was registered under Rule 144A. The following table summarizes this securitization transaction:

2017-1
(Bonds issued in $ millions)
Issue date	3/22/2017
Bonds issued	$131.8
Receivables securitized	984
Deal discount rate	4.35%
Retained interest %	5.50%
Class allocation (Moody's)
Aaa	84.75%
Baa2	9.75%
During the three months ended March 31, 2016, the Company did not complete any asset securitization transactions that were registered under Rule 144A.
The following table summarizes notes issued by securitization trusts and permanent financing trusts for which the Company has elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, on the Company's condensed consolidated balance sheets:

	Outstanding Principal as of March 31, 2017	Fair value as of March 31, 2017	Outstanding Principal as of December 31, 2016	Fair Value as of December 31, 2016
	(In thousands)
Securitization trusts	$3,517,502	$3,669,366	$3,460,820	$3,550,503
Permanent financing VIEs	443,082	484,216	445,339	463,947
Total VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$3,960,584	$4,153,582	$3,906,159	$4,014,450
Interest expense for the three months ended March 31, 2017 and 2016 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $43.8 million and $41.4 million, respectively.
In connection with the refinancing of the Residual Term Facility, which was completed on September 2, 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash associated with 36 of the Company's securitizations with outstanding principal balances. Proceeds from the issuance of the notes were used, in part, to repay the $131.4 million outstanding principal balance on the Residual Term Facility.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In March 2017, the Company issued $2.3 million in notes collateralized by the residual asset cash flows and reserve cash associated with one of the Company's securitizations with an outstanding principal balance. The Company incurred $0.2 million of debt issuance costs which were included in debt issuance expense in the Company's condensed consolidated statements of operations. Principal and interest are paid monthly from the cash flows from the collateralized residual interests.
14. Derivative Financial Instruments
Interest Rate Swaps
The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities and other similar borrowings. Hedge accounting has not been applied to any of the Company's interest rate swaps.
As of March 31, 2017, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the three months ended March 31, 2017 and 2016, and in connection with its securitizations and direct asset sales, the Company terminated interest rate swaps with notional values of $21.8 million and $54.1 million, respectively. The total gain (loss) on the termination of interest rate swaps for the three months ended March 31, 2017 and 2016 was $0.2 million and $(1.3) million, respectively. The unrealized loss for interest rate swaps for the three months ended March 31, 2016 was $0.1 million. The realized and unrealized gains (losses) associated with these interest rate swaps were recorded in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
The Company also has interest rate swaps to manage its exposure to changes in interest rates related to its VIE long-term debt issued by securitization and permanent financing trusts. As of March 31, 2017 and December 31, 2016, the Company had eight outstanding swaps for VIE long-term debt with a total notional amount of $147.8 million and $156.6 million, respectively. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to one-month LIBOR plus an applicable margin.
These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset-backed loans in amortization. As of March 31, 2017, the terms of these interest rate swaps range from approximately 5.3 to 18.8 years. For the three months ended March 31, 2017 and 2016, the amount of unrealized gain (loss) recognized was $1.9 million and $(2.5) million, respectively. These gains (losses) were recorded in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
Additionally, the Company has interest rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC ("PSS"), a permanent financing VIE, and PLMT.  As of March 31, 2017 and December 31, 2016, the Company had 137 outstanding swaps for PSS and PLMT with a total notional amount of $177.5 million and $181.2 million, respectively. The Company pays fixed rates ranging from 4.90% to 8.70% and receives floating rates equal to one-month LIBOR rate plus an applicable margin.
The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset-backed loans in amortization. As of March 31, 2017, the terms of the interest rate swaps for PSS and PLMT range from less than one month to approximately 17.3 years. During the three months ended March 31, 2017, the Company did not terminate any interest rate swap for PSS. During the three months ended March 31, 2016, the Company terminated an interest rate swap for PSS with a notional value of $13.8 million and recorded a loss on the termination of $(3.1) million. For the three months ended March 31, 2017 and 2016, the amount of unrealized gain (loss) recognized was $2.1 million and $(3.2) million, respectively. These gains (losses) were recorded in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The notional amounts and fair values of interest rate swaps are as follows as of:

		March 31, 2017		December 31, 2016
Entity	Securitization	Notional Amount	Fair Value	Notional Amount	Fair Value
		(In thousands)
321 Henderson I, LLC	2004-A A-1	$18,762	$(1,405)	$20,265	$(1,610)
321 Henderson I, LLC	2005-1 A-1	37,036	(4,038)	39,548	(4,495)
321 Henderson II, LLC	2006-1 A-1	6,984	(621)	7,969	(714)
321 Henderson II, LLC	2006-2 A-1	11,327	(1,502)	12,011	(1,654)
321 Henderson II, LLC	2006-3 A-1	10,842	(1,255)	11,832	(1,394)
321 Henderson II, LLC	2006-4 A-1	11,297	(824)	12,378	(965)
321 Henderson II, LLC	2007-1 A-2	22,448	(3,685)	22,942	(3,965)
321 Henderson II, LLC	2007-2 A-3	29,067	(6,249)	29,606	(6,664)
PSS	—	134,779	(20,710)	137,361	(22,190)
PLMT	—	42,704	(6,208)	43,792	(6,781)
Total		$325,246	$(46,497)	$337,704	$(50,432)
Interest Rate Lock Commitments and Forward Sale Commitments
The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with customers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs meet the definition of a derivative and are reflected in other assets or other liabilities on the Company's condensed consolidated balance sheets at fair value with changes in fair value recognized in the realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in the Company's condensed consolidated statements of operations. The fair value of the IRLCs are measured based on the value of the underlying mortgage loan, quoted Government Sponsored Enterprise MBS prices, estimates of the fair value of the MSRs and the pull-through rate, net of commission expense and broker fees.
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
The notional amounts and fair values associated with IRLCs and forward sale commitments were as follows as of:

	March 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Derivative Assets:
Interest rate lock commitments	$460,317	$10,888	$355,870	$6,072
Forward sale commitments	—	—	406,000	659
Total	$460,317	$10,888	$761,870	$6,731

Derivative Liabilities:
Forward sale commitments	$417,000	$2,439	$—	$—
Total	$417,000	$2,439	$—	$—
The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties in derivative financial instruments that the Company uses in its interest rate risk management activities. The Company manages this

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

credit risk by selecting only counterparties that the Company believes to be financially strong, by spreading the risk among multiple counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with counterparties, as appropriate.
15. Income Taxes
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
The Company's overall effective tax rate was (69.3)% for the three months ended March 31, 2017, as compared to an overall effective rate of 15.9% for the three months ended March 31, 2016. The effective tax rate for the Corporation for the three months ended March 31, 2017 and 2016 was (134.8)% and 28.6%, respectively. The effective tax rate for JGW LLC for the three months ended March 31, 2017 and 2016 was 9.7% and 0.8%, respectively.
The change in the Company's effective tax rate was primarily the result of: (i) the differences in the projected book and taxable income for the respective years as of the balance sheet dates; (ii) the impact of permanent differences between book and taxable income; (iii) a share of the Company's pre-tax book income (loss) being attributable to separate subsidiary entities that are taxed as corporations, of which most record a full valuation allowance; (iv) the recording of a valuation allowance in the three months ended September 30, 2016 due to the expectation that some of the deferred tax assets are not more likely than not to be realized due to the insufficient future reversals of existing taxable temporary differences; and (v) a state limitation on the utilization of net operating losses expected to be generated during the current year that are not more likely than not to be realized. The difference in effective tax rates between the two legal entities arises because JGW LLC is treated as a "flow-through" entity for income tax purposes and therefore is not subject to corporate-level income taxes.
16. Stockholders' Equity
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
As of March 31, 2017, there were 16,282,781 shares of Class A common stock issued and 15,740,709 shares outstanding. Additionally, there were 8,709,603 shares of Class B common stock issued and outstanding as of March 31, 2017. There were no shares of Class C common stock issued or outstanding as of March 31, 2017.
Class A Common Stock
Holders of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to share ratably (based on the number of shares of Class A common stock held) if and when any dividend is declared by the Board of Directors. Upon dissolution, liquidation or winding up, holders of Class A common stock are entitled to a pro rata distribution of any assets available for distribution to common stockholders, and do not have preemptive, subscription, redemption, or conversion rights.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Class C Common Stock
Holders of Class C common stock are generally not entitled to vote on any matters. Holders of Class C common stock are entitled to share ratably (based on the number of shares of Class C common stock held) if and when any dividend is declared by the Board of Directors. Upon dissolution, liquidation or winding up, holders of Class C common stock will be entitled to a pro rata distribution of any assets available for distribution to common stockholders (except the de minimis par value of the Class B common stock), and do not have preemptive rights to purchase additional shares of Class C common stock.
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
Preferred Stock
The Company's certificate of incorporation provides that the Board of Directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of March 31, 2017 and December 31, 2016.
Warrants Issued to PGHI Corp.
In connection with the IPO and the related restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were canceled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 Profits Interests of JGW LLC entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 Profits Interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. No warrants were exercised during the three months ended March 31, 2017 or 2016.
JGW LLC Operating Agreement
Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the three months ended March 31, 2017 and 2016, 555 and 193,669 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 555 and 193,669 shares of the Class A common stock pursuant to the operating agreement, respectively.
Amounts Reclassified Out of Accumulated Other Comprehensive Income
During the three months ended March 31, 2017 and 2016, there were no amounts reclassified out of accumulated other comprehensive income.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

17.  Non-Controlling Interests
The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the three months ended March 31, 2017 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total

Balance as of December 31, 2016	15,730,473	13,070,781	28,801,254
Common Interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock	555	(555)	—
Issuance of Class A common stock for vested equity awards	9,681	—	9,681
Balance as of March 31, 2017	15,740,709	13,070,226	28,810,935
The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.
18. Commitments and Contingencies
Arrangements
The Company had an arrangement (the "Arrangement") with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also has a borrowing agreement (the "Borrowing Agreement") with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of March 31, 2017 and December 31, 2016, the amount owed from the counterparty pursuant to this Borrowing Agreement is $10.9 million and $10.8 million, respectively, is earning interest at an annual rate of 5.35% and is included in Other receivables, net of allowance for losses, on the Company's condensed consolidated balance sheets.
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
The exchange of Common Interests for shares of Class A common stock in 2015 and 2014 resulted in a $53.3 million and $207.0 million increase, respectively, in the Corporation's share of the tax basis of JGW LLC's assets, which created current and future income tax deductions for the Corporation. The increase in tax basis, however, did not result in an income tax cash savings for the years ended December 31, 2015 and 2014, because the Corporation would not have been a tax payer in the absence of such tax basis increase. Consequently, there is no liability associated with the 2015 or 2014 exchanges pursuant to the TRA. The Corporation will compute any tax liability for similar exchanges for 2016 in conjunction with the preparation of its 2016 Federal tax returns. The Corporation, however, does not expect to have any tax liability associated with the 2016 tax year and does not expect to benefit from income tax cash savings related to basis adjustments associated with the 2016 exchanges pursuant to the TRA, or have any liability in connection with exchanges pursuant to the TRA made in 2016.
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
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of March 31, 2017 and December 31, 2016 approximated $460.3 million and $355.9 million, respectively.
19. Share-based Compensation
Under the Company's 2013 Omnibus Incentive Plan (the "Plan"), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of March 31, 2017, 1.0 million shares of unissued Class A common stock were available to grant under the Plan.
During the three months ended March 31, 2017, the Company granted non-qualified stock options and performance-based restricted stock units to its employees. The Company recognizes compensation cost, net of a forfeiture rate, in compensation and benefits expense in the Company's condensed consolidated statements of operations only for those awards that are expected to vest. The forfeiture rate is estimated based on historical experience taking into account its expectations about future forfeitures.
Stock Options
The Company has granted options to purchase Class A common stock. These stock options have exercise prices equal to the fair value of the Class A common stock on the date of grant, a contractual term of ten years and vest generally in equal annual installments over a five-year period following the date of grant, subject to the holder's continued employment with the Company through the applicable vesting date.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of stock option awards granted during the three months ended March 31, 2017 was estimated using the Black-Scholes valuation model and included the following assumptions:

Three Months Ended March 31, 2017
Fair value	$0.19
Risk-free interest rate	2.07%
Expected volatility	43.58%
Expected life of options in years	6.5
Expected dividend yield	—
The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the three months ended March 31, 2017 and 2016, the Company recognized $0.3 million and $0.3 million of share-based compensation expense, respectively, in connection with the stock options issued under the Plan.
A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2016	1,376,549	$5.77	7.73	$—
Granted	206,500	0.41
Expired	(2,366)	11.69
Outstanding as of March 31, 2017	1,580,683	$5.06	7.81	$—
Expected to vest as of March 31, 2017	1,524,402	5.18	7.79	—
Vested as of March 31, 2017	287,000	11.01	7.36	—
During the three months ended March 31, 2017 and 2016, stock options representing the right to acquire 22,750 and 44,500 shares, respectively, vested with an aggregate grant date fair value of $0.1 million and $0.2 million, respectively.
The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on March 31, 2017. The intrinsic value of the Company's stock options changes based on the closing price of the Company's stock. As of March 31, 2017, $2.9 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 2.5 years.
Performance-Based Restricted Stock Units
A summary of performance-based restricted stock units for the three months ended March 31, 2017 is as follows:

	Performance- Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2016	207,500	$1.18
Granted	103,250	0.41
Vested	(9,681)	1.23
Forfeited	(34,069)	9.93
Outstanding as of March 31, 2017	267,000	$1.44
Expected to vest as of March 31, 2017	103,250	0.41
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
In February 2017, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2015 and 2016. As of March 31, 2017, management concluded that it was (i) improbable that the modified performance goals associated with the performance-based restricted stock units granted in 2015 and 2016 would vest and (ii) probable that the performance goals associated with the performance-based restricted stock units granted in 2017 would be met and the corresponding performance-based restricted stock units would vest. During the three months ended March 31, 2017 and 2016, the Company recognized less than $0.1 million of compensation expense in connection with the performance-based restricted stock units.
The aggregate grant-date fair value of the performance-based restricted stock units granted during the three months ended March 31, 2017 was less than $0.1 million. As of March 31, 2017, there was $0.3 million of total unrecognized compensation cost relating to outstanding performance-based restricted stock units that is not expected to be recognized. As of March 31, 2017, 9,681 of the performance-based restricted stock units had vested.
Restricted Stock
Restricted stock granted to independent directors under the Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. There was no restricted stock granted during the three months ended March 31, 2017 or 2016. As of March 31, 2017, there was no restricted stock outstanding.
The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During the three months ended March 31, 2017 and 2016, the Company did not recognize any expense and recognized less than $0.1 million, respectively, of share based compensation expense in connection with the restricted stock.
Unvested Restricted Common Interests in JGW LLC
The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the three months ended March 31, 2017:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2016	9,871	$9.06
Vested in period	—	—
Forfeited	—	—
Outstanding as of March 31, 2017	9,871	$9.06
Expected to vest as of March 31, 2017	9,862	9.06
As of March 31, 2017, there was less than $0.1 million of unrecognized compensation cost related to outstanding unvested Restricted Common Interests that is expected to be recognized over a weighted average period of one year. Total share-based compensation expense recognized for the three months ended March 31, 2017 and 2016 related to the Restricted Common Interests was less than $0.1 million and $0.1 million, respectively.
20. Earnings per share
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
In connection with the IPO, Class C Profits Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock. For the three months ended March 31, 2017 and 2016, these warrants were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2017 and 2016, 1,481,741 and 1,335,924 weighted-average stock options outstanding, respectively, were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method. During the three months ended March 31, 2017 and 2016, 258,814 and 191,082 weighted average performance-based restricted stock units, respectively, were antidilutive and, therefore, excluded from the computation of diluted loss per common share.
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
In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net loss attributable to holders of Class A common stock would decrease due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 13,060,587 and 13,135,132 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and the 9,871 and 27,777 weighted average unvested Restricted Common Interests outstanding, respectively, for the three months ended March 31, 2017 and 2016, respectively, were antidilutive and excluded from the computation of diluted loss per common share.
The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars In thousands, except per share data)
Numerator:
Numerator for basic EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(7,199)	$(16,087)
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—
JGW LLC unvested Restricted Common Interests	—	—
Numerator for diluted EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(7,199)	$(16,087)
Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	15,731,184	15,574,746
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Restricted common stock and performance-based restricted stock units	—	—
JGW LLC Common Interests and vested Restricted Common Interests	—	—
JGW LLC unvested Restricted Common Interests	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	15,731,184	15,574,746

Basic loss per share of Class A common stock	$(0.46)	$(1.03)
Diluted loss per share of Class A common stock	$(0.46)	$(1.03)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

21. Business Segments
The Company's business segments are determined based on products and services offered, as well as the nature of the related business activities, and reflect the manner in which financial information is currently evaluated by management. The Company has identified the following two reportable segments: (i) Structured Settlements and (ii) Home Lending.
The Company's Chief Operating Decision Maker ("CODM") evaluates reportable segments using Segment Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("Segment Adjusted EBITDA") for purposes of making decisions about allocating resources and evaluating their performance. The Company defines Segment Adjusted EBITDA as net income (loss) under U.S. GAAP before non-cash compensation expenses, certain other expenses, provision for or benefit from income taxes, depreciation and amortization and, for the Structured Settlements segment, amounts related to the consolidation of the securitization and permanent financing trusts the Company uses to finance its business, interest expense associated with its senior secured credit facility, debt issuance costs and broker and legal fees incurred in connection with sales of finance receivables.
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
Below is a summary of Segment Adjusted EBITDA, a measure of the Company's segments' profitability.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Subtotal Reportable Segments
	(In thousands)
Three Months Ended March 31, 2017
Segment Adjusted EBITDA	$869	$4,104	—	$4,973

Three Months Ended March 31, 2016
Segment Adjusted EBITDA	$1,704	$6,278	—	$7,982
The following table presents certain information regarding the Company's business segments.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2017
Total revenues	$81,953	$22,747	—	$104,700
Total assets	4,704,602	313,523	—	5,018,125

Three Months Ended March 31, 2016
Total revenues	$44,699	$21,878	—	$66,577
Total assets	4,843,028	318,100	—	5,161,128

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Below is a reconciliation of Segments' Adjusted EBITDA, a measure of the Company's segments' profitability for the Company's two reportable segments, to loss before income taxes for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(In thousands)
Structured Settlements Segment Adjusted EBITDA	$869	$1,704
Home Lending Segment Adjusted EBITDA	4,104	6,278
Subtotal Segment Adjusted EBITDA for Reportable Segments	$4,973	$7,982

Securitization-related adjustments:
Unrealized loss on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	3,583	(34,838)
Interest income from securitized finance receivables	45,922	49,815
Interest income on retained interests in finance receivables	(404)	(5,834)
Servicing income on securitized finance receivables	(1,265)	(1,339)
Interest expense on long-term debt related to securitization and permanent financing trusts	(45,412)	(43,036)
Swap termination expense related to securitization entities	—	(3,053)
Professional fees relating to securitizations	(1,338)	(1,432)
Provision for losses associated with permanently financed VIEs	(43)	—
Subtotal of securitization related adjustments	$1,043	$(39,717)
Other adjustments:
Share based compensation	(192)	(307)
Impact of prefunding on unsecuritized finance receivables	3,169	4,253
Lease termination, severance and other restructuring related expenses	(1,267)	(1,245)
Debt modification expense	—	(549)
Term loan interest expense	(10,008)	(10,087)
Debt issuance	(2,292)	(3)
Broker and legal fees incurred in connection with sale of finance receivables	—	(714)
Depreciation and amortization	(1,138)	(1,302)
Loss before income taxes	$(5,712)	$(41,689)
22. Cost Savings Activities
In late 2015, the Company initiated a cost reduction plan to reduce excess capacity and improve efficiency within the business units. In connection with this plan, the Company did not incur severance charges during the three months ended March 31, 2017 and incurred $1.2 million during the three months ended March 31, 2016. The associated workforce reductions were substantially complete as of June 30, 2016. The Company may incur additional severance, lease termination and other restructuring costs in future periods as the Company continues to undertake additional efforts to improve efficiency in its business.
Both the severance liability and the lease termination costs are included in accrued expenses and accounts payable on the Company's condensed consolidated balance sheets. A reconciliation of the liabilities associated with the cost reduction plan by reportable segment are as follows:

	Structured Settlements	Home Lending	Consolidated
	(In thousands)
Balance at December 31, 2016	$1,201	$90	$1,291
Payments	(422)	(90)	(512)
Balance at March 31, 2017	$779	$—	$779

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
Consolidated Financial Highlights

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Total revenues	$104,700	$66,577	$38,123	57.3%
Total expenses	110,412	108,266	2,146	2.0
Loss before income taxes	(5,712)	(41,689)	35,977	86.3
Provision (benefit) for income taxes	3,961	(6,639)	10,600	159.7
Net loss	(9,673)	(35,050)	25,377	72.4
Less: net loss attributable to non-controlling interests	(2,474)	(18,963)	16,489	87.0
Net loss attributable to The J.G. Wentworth Company	$(7,199)	$(16,087)	$8,888	55.2%

Total TRB purchases	$155,987	$203,684	$(47,697)	(23.4)%
Interest rate locks - volume	$1,165,352	$1,077,097	$88,255	8.2%
Loans closed - volume	$662,147	$568,302	$93,845	16.5%
The $36.0 million decrease in our loss before income taxes during the three months ended March 31, 2017 as compared to the same period in 2016 was principally due to a $37.7 million decrease in pre-tax loss from our Structured Settlements segment that was primarily the result of a $39.0 million favorable change in realized and unrealized gains (losses) on VIE and other finance receivables, long term debt and derivatives driven by an increase in realized and unrealized gains on securitized finance receivables. Our Home Lending segment's pre-tax income decreased $1.7 million primarily as a result of an increase in advertising expense.
We recorded a consolidated income tax provision during the three months ended March 31, 2017 of $4.0 million compared to a benefit of $6.6 million for the three months ended March 31, 2016. Our overall effective tax rate was (69.3)% for the three months ended March 31, 2017, as compared to an overall effective rate of 15.9% for the three months ended March 31, 2016. The change in the Company's effective tax rate was primarily the result of state limitations on the utilization of net operating losses expected to be generated during the current year that are not more likely than not to be realized.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $2.5 million net loss attributable to the non-controlling interests for the three months ended March 31, 2017 represents the non-controlling interests' 45.4% weighted average economic interest in JGW LLC's net loss for the three months ended March 31, 2017. The $19.0 million net loss attributable to the non-

controlling interests for the three months ended March 31, 2016 represents the non-controlling interests' 45.7% weighted average economic interest in JGW LLC's net income for the three months ended March 31, 2016.
Regulatory Developments
We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and/or affect many aspects of our business as set forth more fully under "Part 1, Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in those federal, state and local regulations during the three months ended March 31, 2017.
Structured Settlements
Results of Operations
The table below presents the results of operations for our Structured Settlements segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$48,550	$53,002	$(4,452)	(8.4)%
Realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	29,103	(9,857)	38,960	395.3
Servicing, broker, and other fees	1,350	1,417	(67)	(4.7)
Realized and unrealized gains on marketable securities, net	2,950	137	2,813	2,053.3
Total revenues	$81,953	$44,699	$37,254	83.3%

EXPENSES
Advertising	$11,361	$12,033	$(672)	(5.6)%
Interest expense	57,115	58,375	(1,260)	(2.2)
Compensation and benefits	6,605	9,197	(2,592)	(28.2)
General and administrative	4,261	5,345	(1,084)	(20.3)
Professional and consulting	3,473	3,187	286	9.0
Debt issuance	2,292	3	2,289	76,300.0
Securitization debt maintenance	1,322	1,432	(110)	(7.7)
Provision for losses	800	897	(97)	(10.8)
Depreciation and amortization	759	876	(117)	(13.4)
Installment obligations expense, net	3,402	515	2,887	560.6
Total expenses	$91,390	$91,860	$(470)	(0.5)%
Loss before income taxes	(9,437)	(47,161)	37,724	(80.0)
Provision (benefit) for income taxes	3,961	(6,639)	10,600	159.7
Net loss	$(13,398)	$(40,522)	$27,124	66.9%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$137,658	$166,384	$(28,726)	(17.3)%
Life contingent structured settlements and annuities	18,329	37,300	(18,971)	(50.9)
Total TRB purchases	$155,987	$203,684	$(47,697)	(23.4)%
Total revenues for the three months ended March 31, 2017 were $82.0 million, an increase of $37.3 million from $44.7 million for the three months ended March 31, 2016. The increase was primarily attributable to a $39.0 million favorable change in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives coupled with a $2.8 million increase in realized and unrealized gains on marketable securities, net, partially offset by a $4.5 million decrease in interest income.

Interest income for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$46,873	$50,722	$(3,849)	(7.6)%
Interest income on installment obligations	452	377	75	19.9
Interest income on pre-settlement funding transaction receivables	917	1,677	(760)	(45.3)
Interest income on notes receivable	216	205	11	5.4
Other interest income	92	21	71	338.1
Total interest income	$48,550	$53,002	$(4,452)	(8.4)%
The $3.8 million decrease in accretion income on finance receivables was primarily due to a decrease in the average fair value discount rate used to calculate interest income on the associated securitized assets, coupled with a decrease in the average outstanding securitized finance receivables balance between the periods. The $0.8 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt, and derivatives for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Day one gains	$20,856	$29,963	$(9,107)	(30.4)%
Gains (losses) from changes in fair value subsequent to day one	4,482	(549)	5,031	916.4
Total realized and unrealized gains on unsecuritized finance receivables	25,338	29,414	(4,076)	(13.9)
Realized and unrealized gains (losses) on interest rate swaps related to warehouse facilities	182	(1,380)	1,562	113.2
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	25,520	28,034	(2,514)	(9.0)
Unrealized gains (losses) on securitized finance receivables, debt and derivatives	3,583	(34,838)	38,421	110.3
Loss on termination of interest rate swaps related to securitized debt	—	(3,053)	3,053	100.0
Total realized and unrealized gains (losses) on securitized finance receivables, debt and derivatives	3,583	(37,891)	41,474	109.5
Total realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	$29,103	$(9,857)	$38,960	395.3%
Total realized and unrealized gains on unsecuritized finance receivables represent (i) unrealized gains on finance receivables acquired from customers prior to their securitization and (ii) realized gains and losses resulting from their inclusion in direct asset sale transactions.

Newly acquired finance receivable assets are accounted for at fair value until they are securitized or sold pursuant to a direct asset sale. Subsequent to acquisition but prior to securitization or sale, the Company generally borrows against purchased finance receivables pursuant to one of its revolving credit facilities. When the Company borrows against its finance receivables, it transfers the encumbered assets into a VIE. If the finance receivables are securitized, immediately prior to securitization, the securitized assets are adjusted to their current fair value and the resulting change in fair value is included in gains/(losses) from changes in fair value subsequent to day one. If the finance receivables are included in a direct asset sale, the previously recognized unrealized gains/(losses) are reversed and the difference between the purchase price and sales price is recorded as a realized gain and included in gains/(losses) from changes in fair value subsequent to day one. The difference between the price paid to acquire finance receivables and their fair value at the end of the month acquired is referred to as "day one gains." Changes in fair value of finance receivables acquired in prior months are referred to as "gains (losses) from changes in fair value subsequent to day one."
Total realized and unrealized gains on unsecuritized finance receivables for the three months ended March 31, 2017 decreased $4.1 million from the three months ended March 31, 2016 primarily due to a decrease of $47.7 million, or 23.4%, in TRB purchases, from $203.7 million for the three months ended March 31, 2016 to $156.0 million for the three months ended March 31, 2017.
The $0.2 million gain on interest rate swaps related to warehouse facilities during the three months ended March 31, 2017 was the result of the termination of interest rate swaps with a notional value of $21.8 million that were executed as part of our strategy to hedge interest rate risk. The $1.4 million loss on interest rate swaps related to warehouse facilities during the three months ended March 31, 2016 was the result of the termination of interest rate swaps with a notional value of $54.1 million that were also executed as part of our interest rate hedging strategy.
The $38.4 million change in unrealized gains (losses) on securitized finance receivables, debt and derivatives was primarily due to a $24.9 million favorable change in the unrealized loss on our residual interest assets and related debt which were permanently refinanced in September 2016 at which time the Company elected the fair value option for the related debt. Prior to refinancing the residual interest assets, the related debt was held at cost with no associated unrealized gain or loss. In addition to the favorable change related to our residual interest assets and related debt, the change was due to (i) a $7.2 million favorable change in the unrealized loss on the securitized finance receivables, debt and derivatives associated with the Peachtree Structured Settlements LLC permanent financing facility primarily due to an early amortization event that occurred in the first quarter of 2016 which resulted in future excess cash flows being applied to the prepayment of the outstanding debt and derivatives, and (ii) a net $6.3 million favorable change in unrealized gains on other securitized finance receivables, debt and derivatives resulting principally from movements in the fair value discount rates used to value these items.
There was no loss on the termination of interest rate swaps during the three months ended March 31, 2017. The $3.1 million loss on derivatives related to securitized debt during the three months ended March 31, 2016 represents the loss on the termination of interest rate swaps related to the PSS securitized debt that had a notional value of $13.8 million.
Realized and unrealized gains on marketable securities, net, were $3.0 million for the three months ended March 31, 2017, an increase of $2.8 million from $0.1 million for the three months ended March 31, 2016, due to higher investment returns on marketable securities. The increase was offset by a corresponding increase in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligation liability. Therefore, increases or decreases in gains on marketable securities do not impact our net (loss) income.
Total expenses for the three months ended March 31, 2017 were $91.4 million, a decrease of $0.5 million from total expenses of $91.9 million for the three months ended March 31, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $11.4 million for the three months ended March 31, 2017 from $12.0 million for the three months ended March 31, 2016, primarily due to a $2.4 million decrease in our internet related, direct mailing, and other advertising expenses offset by a $1.8 million increase in our television spend. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our term loan, decreased 2.2% to $57.1 million for the three months ended March 31, 2017 from $58.4 million for the three months ended March 31, 2016. The $1.3 million decrease was primarily due to (i) a $3.1 million decrease in interest expense associated with our securitized debt that primarily resulted from a decrease in the interest rate used to calculate interest expense and (ii) a $0.8 million decrease in interest expense on our warehouse lines, partially offset by a $2.8 million increase in interest expense associated with the increased debt from the permanent refinancing of the Residual Term Facility in September 2016.
Compensation and benefits expense decreased to $6.6 million for the three months ended March 31, 2017 from $9.2 million for the three months ended March 31, 2016 primarily due to a $2.4 million decrease in salaries, commissions and payroll taxes that resulted from a combination of (i) lower headcount and (ii) lower commissions due to lower TRB purchase volume in the current year compared to the prior year.
General and administrative expense decreased to $4.3 million for the three months ended March 31, 2017 from $5.3 million for the three months ended March 31, 2016. The $1.1 million decrease was primarily due to a $0.9 million decrease in client promotional activities and a $0.3 million decrease in broker fees associated with the Asset Sale Facility in the three months ended March 31, 2017 as compared to the 2016-1 direct asset sale.
The Company incurred $2.3 million in debt issuance costs during the three months ended March 31, 2017 compared to a nominal amount for the three months ended March 31, 2016. The $2.3 million of debt issuance costs incurred in the three months ended March 31, 2017 related to fees incurred in connection with the initial close of the 2017-1 securitization transaction. The Company incurred nominal debt issuance costs during the three months ended March 31, 2016 as we did not securitize assets during this period.

Home Lending
Results of Operations
The table below presents the results of operations for our Home Lending segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$811	$657	$154	23.4%
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	13,554	16,656	(3,102)	(18.6)
Changes in mortgage servicing rights, net	3,604	877	2,727	310.9
Servicing, broker, and other fees	2,807	2,052	755	36.8
Loan origination fees	1,971	1,636	335	20.5
Total revenues	$22,747	$21,878	$869	4.0%

EXPENSES
Advertising	$3,839	$1,942	$1,897	97.7%
Interest expense	1,268	1,125	143	12.7
Compensation and benefits	10,238	9,348	890	9.5
General and administrative	1,689	1,764	(75)	(4.3)
Professional and consulting	390	470	(80)	(17.0)
Provision for losses	323	691	(368)	(53.3)
Direct subservicing costs	896	640	256	40.0
Depreciation and amortization	379	426	(47)	(11.0)
Total expenses	$19,022	$16,406	$2,616	15.9%
Income before income taxes	3,725	5,472	(1,747)	(31.9)
Provision for income taxes	—	—	—	—
Net income	$3,725	$5,472	$(1,747)	31.9%

Mortgage Originations:
Interest rate locks - units	4,570	3,978	592	14.9%
Interest rate locks - volume	$1,165,352	$1,077,097	$88,255	8.2
Loans closed - units	2,557	2,064	493	23.9
Loans closed - volume	$662,147	$568,302	$93,845	16.5

	Balance at 3/31/2017		Balance at 12/31/2016
Mortgage Servicing:	(Dollars in thousands)
Loan count - servicing	17,869		16,817
Average loan amount	$241		$241
Average interest rate	3.58%		3.57%
Total revenues for the three months ended March 31, 2017 were $22.7 million, an increase of $0.9 million from $21.9 million for the three months ended March 31, 2016. The increase was primarily attributable to a $2.7 million favorable change in our MSRs coupled with a $0.8 million increase in servicing, broker, and other fees, partially offset by a $3.1 million decrease in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs.
In evaluating performance, we net the gains on mortgage loans sold, unrealized gains on mortgage loans held for sale, IRLCs, and associated derivative instruments (i.e., forward sale commitments to deliver mortgage loans and forward sales of MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in our condensed consolidated statements of operations. During the three months ended March 31, 2017, we generated $15.5 million in gross revenue from the sale of mortgage loans and netted against it $1.9 million in direct costs, as compared to the three months ended March 31, 2016, when we generated $17.8 million in gross revenue from the sale of mortgage loans and netted against it $1.1 million in direct costs.
U.S. GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSRs are subsequently measured at fair value at each reporting period. The increase (decrease) in the fair value of our MSRs portfolio resulting from: (i) loans sold with servicing rights retained; (ii) the runoff of our MSRs portfolio including payoffs; and (iii) changes in fair valuation inputs and assumptions is included in changes in MSRs, net, in our condensed consolidated statements of operations. During the three months ended March 31, 2017, the fair value of our MSRs increased by $2.6 million due to the $248.9 million net increase in the unpaid principal balance of our MSRs portfolio, coupled with a $1.0 million increase in the fair value of MSRs resulting from the increase in mortgage interest rates during the period. During the three months ended March 31, 2016, the fair value of our MSRs increased by approximately $1.8 million primarily due to the $180.3 million net increase in the unpaid principal balance of our MSRs portfolio, but was partially offset by a $1.0 million decrease in the fair value of MSRs resulting from the decrease in mortgage interest rates at March 31, 2017 as compared to December 31, 2016.
Servicing, broker and other fees represent revenue recognized for servicing mortgage loans for various investors that are based on a contractual percentage of the outstanding principal balance. The primary driver of our servicing revenue is our MSRs portfolio. The outstanding unpaid principal balance of serviced mortgages was $4.3 billion as of March 31, 2017, an increase of $248.9 million from December 31, 2016 and the outstanding unpaid principal balance of serviced mortgages was $3.2 billion as of March 31, 2016, an increase of $180.3 million from December 31, 2015.
Total expenses for the three months ended March 31, 2017 were $19.0 million, an increase of $2.6 million from total expenses of $16.4 million for the three months ended March 31, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, increased to $3.8 million for the three months ended March 31, 2017 from $1.9 million for the three months ended March 31, 2016, primarily due to a $1.9 million increase in line with the direct-to-consumer growth plan. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Compensation and benefits includes salaries for Home Lending employees, commissions paid to loan officers, applicable taxes and the cost of providing employee benefits. During the three months ended March 31, 2017, compensation and benefits expense increased as compared to the same period in 2016 due to higher headcount and higher commissions resulting from a $93.8 million increase in closed loans.
The provision for losses for the three months ended March 31, 2017 decreased $0.4 million from the three months ended March 31, 2016 primarily due to a decrease in delinquency rates in our servicing portfolio.
Reconciliation of our Segments' Net (Loss) Income to Net Loss Attributable to The J.G. Wentworth Company
The table below presents a reconciliation of the two reportable Segments' Net (loss) income to Net loss attributable to The J.G. Wentworth Company for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Structured Settlements Segment	$(13,398)	$(40,522)	$27,124	(66.9)%
Home Lending Segment	3,725	5,472	(1,747)	31.9
Net loss	$(9,673)	$(35,050)	$25,377	72.4%
Less: net loss attributable to non-controlling interests	(2,474)	(18,963)	16,489	87.0
Net loss attributable to The J.G. Wentworth Company	$(7,199)	$(16,087)	$8,888	55.2%
Liquidity and Capital Resources
For Structured Settlements, we generate cash by purchasing payment streams which we subsequently securitize, sell or otherwise finance in transactions that are structured to generate cash proceeds to us that exceed the purchase price we paid for those payment streams. These payment streams are generally structured settlements, annuities and lottery winnings. The securitization or sales of the purchased assets in Structured Settlements are normally structured with an "initial close" in which we issue the principal amount of securitized debt and receive: (i) cash in exchange for assets delivered and (ii) restricted cash in exchange for assets to be delivered 60 to 90 days in the future (referred to as the "pre-funding" date). On the pre-funding date, additional assets are delivered to the lenders in return for the lifting of restrictions on the restricted cash. As a result of structuring the securitizations in this fashion, our restricted cash balances have fluctuated significantly depending on the timing of the transactions' initial close and their associated pre-funding dates. We refer to each of these transactions as a monetization event. Historically, securitizations or direct asset sales have generally had two monetization events, but there are times when we opt not to have a pre-funding date, and instead only have a single monetization event, the initial close. In the three months ended March 31, 2016, we completed one monetization event, which was a direct asset sale. In the three months ended March 31, 2017, we completed two monetization events which consisted of: (i) one securitization for which the pre-funding was completed in 2017; and (ii) one securitization for which the initial close was completed.
In conjunction with the implementation of the credit risk retention rules mandated by The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), we expect the total net cash proceeds to be received by the Company for each securitization in the Structured Settlements segment to be less than would have been received absent the application of such rules.
For Home Lending, we generate cash by originating or purchasing mortgage loans and selling these loans to take-out investors or securitizing directly with Ginnie Mae, Fannie Mae or Freddie Mac, with servicing retained or released.
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$41,316	$12,635
Net cash used in investing activities	(86)	(7,890)
Net cash used in financing activities	(46,744)	(35,602)
Net decrease in cash and cash equivalents	$(5,514)	$(30,857)
Cash and cash equivalents at beginning of year	80,166	57,322
Cash and cash equivalents at end of period	$74,652	$26,465
Cash Flow from Operating Activities
Net cash provided by operating activities was $41.3 million for the three months ended March 31, 2017 compared to $12.6 million for the three months ended March 31, 2016. The $28.7 million increase in the net cash provided by operating activities was primarily due to (i) a $116.6 million net increase in cash provided by operating activities resulting from the Home Lending segment's originations and purchases of mortgages held for sale (net of proceeds from the sale of, and principal payments on, mortgage loans held for sale) and (ii) a $6.9 million decrease in the purchase of finance receivables reflecting lower TRB purchase volume in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. These increases in cash provided by operating activities were partially offset by (i) an $87.3 million decrease in net proceeds from the sale of finance receivables and (ii) a $17.1 million change in restricted cash and investments, both of which were as a result of the timing and structure of monetization events.
Cash Flow from Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2017 compared to $7.9 million for the three months ended March 31, 2016. The $7.8 million decrease in cash used in investing activities was primarily due to (i) the final $7.6 million purchase price payment we made to the former owners of the Home Lending segment during the three months ended March 31, 2016 and (ii) a $0.2 million decrease in purchases of premises and equipment, net of sales proceeds.
Cash Flow from Financing Activities
Net cash used in financing activities was $46.7 million for the three months ended March 31, 2017 compared to $35.6 million for the three months ended March 31, 2016. The $11.1 million increase in net cash used in financing activities was primarily attributable to a $157.4 million increase in repayments (net of proceeds) of our revolving credit facilities, partially offset by (i) a $132.2 million increase in proceeds received from the issuance of VIE long-term debt resulting from our decision to securitize assets during the three months ended March 31, 2017 as compared to completing a direct asset sale during the three months ended March 31, 2016 and (ii) a $14.0 million decrease in repayments of long-term debt and derivatives.

Funding Sources
We utilize several different funding sources to finance our segments and their associated business activities.
Structured Settlements Segment
Structured Settlements and Annuities
We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents and/or through two separate warehouse facilities. As of March 31, 2017, these two warehouse facilities had $400.0 million of aggregate capacity which consisted of (i) a $300.0 million syndicated warehouse facility with a revolving period that ends in July 2017 and (ii) a $100.0 million warehouse facility with a revolving period that ends in May 2018. Subsequent to the expiration or termination of their respective revolving lines of credit, our warehouse facilities have amortization periods of four months ($300.0 million facility) or 18 months ($100.0 million facility) before final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of March 31, 2017, we had $380.3 million in total unused borrowing capacity across the two separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.
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
These warehouse facilities are used strictly to fund the guaranteed structured settlement and annuity payment stream purchases. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. We regularly assess our warehouse facilities and adjust the nature and amount of our committed warehouse lines in light of market conditions. We intend to review, and then renew or replace the two guaranteed structured settlement and annuity warehouse facilities prior to the end of their respective revolving periods with amounts and terms to better reflect our financing needs in the future. While we historically have been able to regularly renew the warehouse facilities in the ordinary course of business, we cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. In addition, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and may impair our ability to renew existing facilities or obtain new financing facilities.
We have historically undertaken non-recourse term securitizations or direct asset sales once we have aggregated in our warehouse facilities a sufficient amount of structured settlement and annuity payment streams to undertake a securitization or asset sale. At the close of each such transaction, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations or direct asset sales is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. In the three months ended March 31, 2017, we completed two monetization events which consisted of: (i) one securitization for which the pre-funding was completed in 2017; and (ii) one securitization for which the initial close was completed. On January 20, 2017, we completed the pre-funding associated with the 2016-1 securitization which generated net proceeds to us of $15.9 million. On March 22, 2017, we completed the initial close associated with our 2017-1 securitization with an aggregate note issuance amount of $131.8 million and a deal discount rate of 4.35% which generated net proceeds to us of $15.1 million.
We intend, subject to market conditions, management discretion and other relevant factors, to undertake multiple securitizations or direct asset sales in the future. Although diversifying our financing strategy allows us to realize greater cost efficiencies in our capital market transactions and provides us with increased flexibility, we still believe the asset-backed securities market has been and continues to be the Company's principal market.
The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 71.7% of the counterparties to structured settlement payment streams that we purchased in 2017 were rated "A3" or better by Moody's. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market or through outright-sale transactions.
Life Contingent Structured Settlements and Life Contingent Annuities
We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with a capacity of $100.0 million that can be increased at the lender's option by $50.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of March 31, 2017, our permanent financing facility had $14.4 million of unused capacity for our life contingent annuity and structured settlement businesses.
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
We decided, beginning in April 2015, to curtail our purchases of pre-settlement transactions. We have, however, and will continue to broker leads for such transactions to third parties in exchange for broker or referral fees, and, in the normal course of our business, we will evaluate our existing pool of pre-settlement assets for retention or sale. Ceasing purchases of pre-settlement transactions has not had a material impact on our business, financial condition, results of operation or cash flows.
Credit Facility
We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of March 31, 2017 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matures in August 2017. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either LIBOR or 1.0% (whichever is greater) plus a spread of 6.0%. If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment has the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019.
The Credit Facility requires us, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement was not applicable. Had the leverage ratio requirement been applicable as of March 31, 2017 or December 31, 2016, we would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold.
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
On September 2, 2016, we issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash interests related to 36 VIE securitization entities, which generated $65.9 million in net cash proceeds. In March 2017, we issued $2.3 million in notes collateralized by the residual asset cash flows and reserve cash associated with one of our securitizations with an outstanding principal balance. We act as the servicer and/or the subservicer and principal and interest are paid monthly from the cash flows from these collateralized residual interests.
Other Financing
We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in Notes 12 and 13 in our Notes to the Condensed Consolidated Financial Statements (Unaudited) under "Part I, Item 1. Financial Statements" of this Quarterly Report on Form 10-Q.
Home Lending Segment
Mortgage Loans Held For Sale
We finance our mortgage loan origination activities primarily through five separate warehouse facilities that had an aggregate capacity of $245.0 million as of March 31, 2017. On April 28, 2017, we increased the capacity of our $50.0 million warehouse line of credit to $75.0 million. On July 27, 2017, this warehouse line's capacity will revert to $50.0 million. On May 12, 2017, we signed a warehouse line of credit with a new lender with borrowing capacity of $50.0 million on competitive terms. As of May 15, 2017, our borrowing facilities have an aggregate capacity of $320.0 million. We regularly assess our warehouse facilities and adjust the amount and the terms of our committed warehouse lines in light of market conditions.
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
These warehouse facilities are used strictly to fund the origination of mortgage loans. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. These warehouse facilities are uncommitted and, at any given time, we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K. While we historically have been able to regularly renew the warehouse facilities in the ordinary course of business, we cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. In addition, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and may impair our ability to renew existing facilities or obtain new financing facilities.
Operating Line of Credit
We maintain a $10.0 million line of credit with a financial institution that is generally renewed annually for a period of 12 months and represents a secured lending facility with our MSRs serving as collateral. In August 2016, we increased the capacity of this line of credit to $10.0 million from $6.0 million and extended the maturity date through June 16, 2017. We may only draw on $4.0 million of the capacity until we receive regulatory approval, which is not expected prior to the current maturity date.
Consolidated Liquidity Needs
As of March 31, 2017, we had cash and cash equivalents of $74.7 million. Our primary source of funds for the Structured Settlements and Home Lending segments include secured borrowings in the form of warehouse lines of credit and revolving credit facilities with financial institutions. These credit facilities are generally renewed for a period of 12 to 18 months. In the ordinary course of business, we routinely review our financing needs and adjust our aggregate borrowing capacity in light of current and projected business needs and market conditions. Although we have historically been able to renew or replace these facilities in advance of their maturity to ensure our ongoing liquidity and access to capital, there can be no assurance that we will be able to continue to do so in the future. Further, it is likely that Ginnie Mae will place some restrictions on the assets of Home Lending such that they can only be used for Home Lending's operations and cannot be used for corporate-level purposes. Additionally, due to the risk retention rules from Dodd-Frank, in the future we will need to retain an additional portion of the credit risk of the assets that we securitize which will result in less cash available from each securitization. Despite these restrictions, we believe our cash on hand and cash generated from the purchase and subsequent securitization or direct asset sale of structured settlement, annuity and lottery payment streams will allow us to meet our current and future liquidity needs over the next 12 months. However, there can be no assurances that we will be able to continue to securitize or sell our payment streams or mortgage loans at favorable rates. We may also consider selling our pre-settlement assets or financing these or other uncollateralized assets.

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal and interest amounts of our outstanding senior secured term loan. We anticipate utilizing cash on hand, cash flow generated through our securitization and direct-asset sale program and bank borrowings for our long-term liquidity needs. If available, we may also utilize debt refinancings and new debt and equity offerings for our long-term liquidity needs. However, there can be no assurances that we will have sufficient cash reserves, or that we will be able to generate sufficient cash flows from operations, or that future borrowings or refinancings will be available in an amount sufficient to be able to fund our liquidity needs on a long-term basis. We have engaged a consultant to assist us in evaluating our capital structure and refinancing our outstanding indebtedness. As we disclosed in the Current Report on Form 8-K which we filed with the SEC on April 12, 2017 (the “Form 8-K”), we have engaged in discussions with certain of our lenders regarding a pro-active and consensual deleveraging of our balance sheet to ultimately achieve greater flexibility and improved equity value. The proposals that have been discussed, which were exhibits to the Form 8-K, contemplate issuing an amount of equity to our lenders in exchange for our existing debt that would materially dilute the ownership interests on an equal basis. We have not, to date, reached an agreement on the terms of a possible transaction with our lenders. Nonetheless, we intend to continue to engage our lenders, and continue to have discussions to solicit additional support for a possible deleveraging transaction, but we undertake no obligation to disclose the existence or nature of such discussions until an agreement has been reached between the parties.
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
Contractual Obligations and Commitments
Information regarding our contractual obligations and commitments appears in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference. There have been no material changes in those contractual obligations and commitments.
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
A discussion of these critical accounting policies is located in the section titled "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in our Annual Report on Form 10-K. There have been no material changes in the our critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to our most recent Annual Report on Form 10-K.
Emerging Growth Company
We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, we are permitted to, and may opt to, rely on exemptions from certain financial disclosure requirements under U.S. GAAP that are not applicable to other companies that are not emerging growth companies. We have taken advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to other companies that do not rely on such exemptions from financial disclosure requirements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. In 2016, the FASB issued amendments to this standard (ASU Nos. 2016-8, 2016-10, 2016-11, 2016-12 and 2016-20), which provide further clarification regarding this standard. ASU 2014-09 will replace certain existing revenue recognition guidance when it becomes effective. The original effective date of the guidance was deferred in August 2015 by the issuance of ASU No. 2015-14 and is effective for public entities in the fiscal year beginning after December 15, 2017, including interim reporting periods within that reporting period, and for all other entities in the fiscal year beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management has commenced its implementation activities and determined that the following revenue streams are not impacted by or are excluded from the scope of this ASU: a) interest income, b) realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives, c) realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs d) changes in mortgage servicing rights, net, e) loan servicing fees, and f) realized and unrealized gains (losses) on marketable securities, net. Management is continuing to evaluate the impact of the future adoption of this ASU on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which requires an entity to re-evaluate its consolidation for limited partnerships or similar entities. This ASU requires an entity to apply this amendment using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption. This ASU changes the criteria that an entity uses to identify a variable interest entity, how it characterizes the VIE for a limited partnership or similar entity and how it determines the primary beneficiary. For public entities, this ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and for nonpublic entities for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements. In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which further clarified ASU No. 2015-02. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Entities that have not yet adopted the amendments in ASU No. 2015-02 are required to adopt the amendments in ASU 2016-17 at the same time they adopt the amendments in ASU No. 2015-02 and should apply the same transition method elected for the application of ASU No. 2015-02. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements and whether we will apply the retrospective or the modified-retrospective approach upon adoption.
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
In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU is intended to provide clarity in relation to the disclosure of the impact that ASU Nos. 2014-09, 2016-02 and 2016-13 will have on our financial statements when adopted. The effective date for this guidance is the same as the effective dates for ASU Nos. 2014-09, 2016-02 and 2016-13. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test and modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this update on a prospective basis. This ASU is effective for public business entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, for public business entities that are not SEC filers for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020, and for all other entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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

Structured Settlements Segment
Interest Rate Risk
We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our condensed consolidated statements of operations. As of March 31, 2017, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of March 31, 2017	Impact as of March 31, 2017 of a 100 basis point increase in interest rates	Impact as of March 31, 2017 of a 100 basis point decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$4,195,110	$(263,540)	$288,558
Unsecuritized finance receivables, at fair value	52,780	(4,648)	5,430
VIE and other finance receivables, at fair value	4,247,890	(268,188)	293,988
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,153,582	238,522	(268,742)
VIE derivative liabilities, at fair value	46,497	17,266	(18,868)
Net impact	N/A	$(12,400)	$6,378
These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt and associated VIE derivative liabilities.
In addition to the impact to our consolidated balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized or sold, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during the three months ended March 31, 2017, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our loss for the three months ended March 31, 2017 would have been increased by approximately $8.1 million. If instead this increase of 1% in financing costs were to have only affected our March payment stream purchases, our loss for the three months ended March 31, 2017 would have been increased by approximately $2.7 million.
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

We use a duration-based model in determining the impact of interest rate shifts on our loan portfolio, certain other interest-bearing liabilities measured at fair value and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.
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
As of March 31, 2017, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of March 31, 2017	Impact as of March 31, 2017 of a 100 basis point increase in interest rates	Impact as of March 31, 2017 of a 100 basis point decrease in interest rates
	(In thousands)
Mortgage loans held for sale, at fair value	$162,705	$(8,136)	$6,635
Mortgage servicing rights, at fair value	45,301	3,183	(9,551)
Interest rate lock commitments, at fair value	10,888	(13,840)	5,771
Forward sale commitments, at fair value	2,439	21,108	(15,274)
Net impact	N/A	$2,315	$(12,419)
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

Derivatives and Other Hedging Instruments
Refer to Note 14, Derivative Financial Instruments, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) under "Part I, Item 1. Financial Statements," which is incorporated by reference herein, for a summary of the Company's derivative transactions.
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

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings
Information regarding our legal proceedings appears in "Part I, Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference. There have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K, except as noted below.
Other Litigation
On August 3, 2016, Rockpoint Funding, LLC and Rockpoint Strategies, LLC (collectively, the "Plaintiffs") filed in the Superior Court of the State of California for the County of Los Angeles - Central District, Case No.: BC629359, an action against The J.G. Wentworth Company, Green Apple Management Company, LLC, PeachOne Funding SPV, LLC, Peachtree Funding Northeast, LLC and Peachtree Pre-Settlement Funding, LLC (collectively, the "Defendants"). The complaint alleges that the Defendants breached an asset purchase agreement among the parties. Plaintiffs are seeking compensatory damages, attorney's fees, costs and punitive damages. On September 28, 2016, the Defendants filed a demurrer to the allegations and supporting memorandum of points and authorities. On October 13, 2016, the Plaintiffs filed an opposition to the demurrer, and on October 19, 2016, the Defendants filed a reply. On October 26, 2016, the court held a hearing on the demurrer and issued a tentative ruling that granted the demurrer on various counts and overruled the demurrer on others. The court took the matter under advisement after the oral argument and, on November 1, 2016, adopted its tentative ruling as final. The Plaintiffs filed their first amended complaint on December 14, 2016 making similar allegations and adding items believed to be sufficient to sustain their claims. The Defendants then filed a demurrer to the first amended complaint, the Plaintiffs responded and the Defendants filed their associated reply. On February 27, 2017 the court issued its tentative ruling on the demurrer, sustaining the demurrer as relating to the claims for breach of contract, duty of good faith/fair dealing and promissory estoppel, without further leave to amend the complaint, and overruling the demurrer on the breach of duty to negotiate in good faith and negligent misrepresentation claims. The Plaintiffs requested a hearing on the tentative ruling which was held on April 5, 2017. After the hearing, the court adopted its tentative ruling making it final. Thereafter, the Defendants filed an answer denying the Plaintiffs' remaining claims. The parties are currently scheduled to provide the court with a status update on July 12, 2017, and a trial on the matter tentatively scheduled for December 4, 2017. The Defendants continue to believe that the Plaintiffs' allegations are without merit and intend to defend themselves accordingly.
Item 1A. Risk Factors
Information regarding our risk factors appears in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, and such information is incorporated herein by reference. There here have been no material developments to the risk factors described in our Annual Report on Form 10-K, except as noted below.
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
In addition, we conduct a substantial part of our operations through our subsidiaries. Accordingly, our ability to repay our indebtedness depends on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. For example, it is likely that Ginnie Mae will place some restrictions on the assets of Home Lending such that they can only be used for Home Lending's operations and, thus, cannot be used for corporate level purposes.
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
We have engaged a consultant to assist us in evaluating our capital structure and refinancing our outstanding indebtedness. We have engaged in discussions with certain of our lenders and their advisors regarding a pro-active and consensual deleveraging of our balance sheet to ultimately achieve greater flexibility and improved equity value. We have not, to date, reached an agreement on the terms of a possible transaction with our lenders. Nonetheless, we intend to continue to engage our lenders, and continue to solicit additional support for a possible deleveraging transaction. Discussions between individual lenders or a group of lenders are expected to continue, and we undertake no obligation to disclose the existence or nature of such discussions until an agreement has been reached between the parties.
If our cash flows and capital resources are insufficient to fund our debt service and other obligations or we are unable to extend, refinance or restructure our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. We may not be able to effect any such measures on commercially reasonable terms or at all and, even if successful, these measures may not allow us to meet our scheduled debt service or debt obligations, and we could over time be forced to seek relief under the U.S. Bankruptcy Code.
As a holding company, the participation in our business is through our economic interest in JGW LLC, which could be subject to dilution if additional equity of JGW LLC is issued to third parties.
We are a holding company and have no material direct operations or assets other than our ownership of Common Interests in JGW LLC.   As such, we participate in our business through our ownership in JGW LLC.  We have engaged in discussions with certain of our lenders regarding a pro-active and consensual deleveraging of our balance sheet to ultimately achieve greater flexibility and improved equity value. The proposals that have been discussed contemplate issuing an amount of equity, possibly of JGW LLC, to our lenders in exchange for our existing debt that would materially dilute the ownership interest of all of the existing equity holders of JGW LLC on an equal basis. Such a transaction or any other transaction that would involve the issuance of additional equity of JGW LLC, which may or may not require the approval of our existing stockholders, would indirectly dilute the ownership interest of our stockholders in the operations of our business and could materially adversely affect the economic rights of our existing stockholders.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
There was no share repurchase activity by the Company during the three months ended March 31, 2017.
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

THE J.G. WENTWORTH COMPANY

May 15, 2017	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

May 15, 2017	By:	/s/ Roger O. Gasper
Roger O. Gasper
Chief Financial Officer