Form 10-Q
period 2017-06-30
J.G. Wentworth Co
filed 2017-08-14
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number: 001-36170
THE J.G. WENTWORTH COMPANY
(Exact name of registrant as specified in its charter)

Delaware	46-3037859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 King of Prussia Road, Suite 350 Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No
The number of shares of the registrant's Class A common stock, par value $0.00001 per share, outstanding was 15,810,703 as of July 31, 2017. The number of shares of the registrant's Class B common stock, par value $0.00001 per share, outstanding was 8,629,738 as of July 31, 2017.

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
Forward-looking statements necessarily involve significant known and unknown risks, assumptions and uncertainties that may cause our actual results, performance and achievements in future periods to differ materially from those expressed or implied by such forward-looking statements. Although we have attempted to identify important risk factors that could cause actual actions, events or results to differ materially from those described in or implied by our forward-looking statements, several factors could cause actual results, performance or achievements to differ materially from the results expressed or implied in the forward-looking statements and impact us as a going concern. We cannot assure you that forward-looking statements will prove to be accurate, as actual actions, results and future events could differ materially from those anticipated or implied by such statements.
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

•	our ability to maintain our state licenses or obtain new licenses in new markets;

•	our ability to continue to purchase structured settlement payments and other financial assets;

•	our business model being susceptible to litigation;

•	our ability to remain in compliance with the terms of our substantial indebtedness and to refinance our term debt;

•	our ability to obtain sufficient working capital at attractive rates or obtain sufficient capital to meet the financing requirements of our business;

•	our ability to renew or modify our warehouse lines of credit;

•	the accuracy of the estimates and assumptions of our financial models;

•	changes in prevailing interest rates and our ability to mitigate interest rate risk through hedging strategies;

•	the public disclosure of the identities and information of structured settlement holders maintained in our proprietary database;

•	our dependence on the opinions of certain credit rating agencies of the credit quality of our securitizations;

•	our ability to complete future securitizations, other financings or sales on favorable terms;

•	the insolvency of a material number of structured settlement issuers;

•	adverse changes in the residential mortgage lending and real estate markets, including any increases in defaults or delinquencies, especially in geographic areas where our loans are concentrated;

•	our ability to grow our loan origination volume, retain mortgage servicing rights ("MSRs") and recapture loans that are refinanced;

•	changes in the guidelines of government sponsored enterprises ("GSEs"), or any discontinuation of, or significant reduction in, the operation of GSEs;

•	potential misrepresentations by borrowers, counterparties and other third parties;

•	our ability to raise additional capital as a result of our Class A common stock now being traded on the OTCQX® Market; and

•	our ability to meet the ongoing eligibility standards of the OTCQX® Market.

The J.G. Wentworth Company
Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$53,923	$80,166
Restricted cash and investments	146,785	195,588
VIE finance receivables, at fair value (1)	4,276,786	4,143,903
Other finance receivables, at fair value	15,845	13,134
VIE finance receivables, net of allowances for losses of $9,056 and $9,023, respectively (1)	79,841	85,325
Other finance receivables, net of allowances for losses of $1,946 and $2,061, respectively	7,986	8,619
Other receivables, net of allowances for losses of $267 and $280, respectively	18,921	17,771
Mortgage loans held for sale, at fair value (2)	230,448	232,770
Mortgage servicing rights, at fair value (2)	46,778	41,697
Premises and equipment, net of accumulated depreciation of $12,098 and $10,697, respectively	3,230	4,005
Intangible assets, net of accumulated amortization of $23,644 and $22,778, respectively	22,002	22,868
Goodwill	8,369	8,369
Marketable securities, at fair value	78,985	76,687
Deferred tax assets, net	—	405
Other assets	54,652	61,600
Total Assets	$5,044,551	$4,992,907

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accrued expenses and accounts payable	$29,315	$28,929
Accrued interest	31,233	28,123
Term loan payable	436,056	431,872
VIE derivative liabilities, at fair value	45,916	50,432
VIE borrowings under revolving credit facilities and other similar borrowings	32,018	56,432
Other borrowings under revolving credit facilities and other similar borrowings	223,985	229,588
VIE long-term debt	60,509	62,939
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,113,296	4,014,450
Other liabilities	49,126	52,448
Deferred tax liabilities, net	5,863	1,415
Installment obligations payable	78,985	76,687
Total Liabilities	$5,106,302	$5,033,315

Commitments and contingencies (Note 18)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,352,775 issued and 15,810,703 outstanding as of June 30, 2017, 16,272,545 issued and 15,730,473 outstanding as of December 31, 2016	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,629,738 issued and outstanding as of June 30, 2017, 8,710,158 issued and outstanding as of December 31, 2016	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	105,879	105,823
Accumulated deficit	(131,831)	(117,622)
	(25,952)	(11,799)
Less: treasury stock at cost, 542,072 shares as of June 30, 2017 and December 31, 2016, respectively	(2,138)	(2,138)
Total stockholders' deficit, The J.G. Wentworth Company	(28,090)	(13,937)
Non-controlling interests	(33,661)	(26,471)
Total Stockholders' Deficit	(61,751)	(40,408)
Total Liabilities and Stockholders' Deficit	$5,044,551	$4,992,907
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
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share and per share data)
REVENUES
Interest income	$47,997	$47,561	$97,358	$101,220
Realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	23,728	6,623	52,831	(3,234)
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	18,481	20,630	32,035	37,286
Changes in mortgage servicing rights, net	1,477	962	5,081	1,839
Servicing, broker, and other fees	5,783	3,266	9,941	6,735
Loan origination fees	2,491	2,273	4,462	3,909
Realized and unrealized gains on marketable securities, net	1,452	1,409	4,401	1,546
Total revenues	$101,409	$82,724	$206,109	$149,301

EXPENSES
Advertising	$16,423	$14,325	$31,623	$28,298
Interest expense	57,889	53,800	116,272	113,300
Compensation and benefits	18,689	20,498	35,532	39,043
General and administrative	7,642	6,979	13,592	14,088
Professional and consulting	5,971	4,752	9,834	8,409
Debt issuance	127	545	2,420	548
Securitization debt maintenance	1,356	1,414	2,678	2,846
Provision for losses	529	984	1,652	2,572
Direct subservicing costs	913	610	1,809	1,250
Depreciation and amortization	1,129	1,163	2,267	2,465
Installment obligations expense, net	1,943	1,947	5,345	2,462
Impairment charges	—	5,483	—	5,483
Total expenses	$112,611	$112,500	$223,024	$220,764
Loss before income taxes	(11,202)	(29,776)	(16,915)	(71,463)
Provision (benefit) for income taxes	892	(6,266)	4,853	(12,905)
Net loss	$(12,094)	$(23,510)	$(21,768)	$(58,558)
Less: net loss attributable to non-controlling interests	(5,083)	(12,716)	(7,559)	(31,678)
Net loss attributable to The J.G. Wentworth Company	$(7,011)	$(10,794)	$(14,209)	$(26,880)

Weighted average shares of Class A common stock outstanding:
Basic	15,775,321	15,662,540	15,753,431	15,618,643
Diluted	15,775,321	15,662,540	15,753,431	15,618,643
Net loss per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(0.44)	$(0.69)	$(0.90)	$(1.72)
Diluted	$(0.44)	$(0.69)	$(0.90)	$(1.72)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(12,094)	$(23,510)	$(21,768)	$(58,558)
Total comprehensive loss	(12,094)	(23,510)	(21,768)	(58,558)
Less: comprehensive loss allocated to non-controlling interests	(5,083)	(12,716)	(7,559)	(31,678)
Comprehensive loss attributable to The J.G. Wentworth Company	$(7,011)	$(10,794)	$(14,209)	$(26,880)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

(Dollars in thousands, except share data)

	Accumulated Other Comprehensive Income	Non- controlling Interest	Accumulated Deficit	Additional Paid-In- Capital	Treasury Stock		Common Stock - Class A		Common Stock - Class B		Total Stockholders' Deficit
					Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2016	$—	$(26,471)	$(117,622)	$105,823	542,072	$(2,138)	15,730,473	$—	8,710,158	$—	$(40,408)
Net loss	—	(7,559)	(14,209)	—	—	—	—	—	—	—	(21,768)
Share-based compensation	—	193	—	232	—	—	—	—	(9,871)	—	425
Issuance of Class A common stock for vested equity awards	—	—	—	—	—	—	9,681	—	—	—	—
Exchange of JGW LLC common interests into Class A common stock	—	176	—	(176)	—	—	70,549	—	(70,549)	—	—
Balance as of June 30, 2017	$—	$(33,661)	$(131,831)	$105,879	542,072	$(2,138)	15,810,703	$—	8,629,738	$—	$(61,751)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,768)	$(58,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses	1,652	2,572
Depreciation	1,401	1,357
Impairment charges	—	5,483
Changes in mortgage servicing rights, net	(5,081)	(1,839)
Amortization of finance receivables acquisition costs	8	301
Amortization of intangibles	866	1,108
Amortization of debt issuance costs	3,767	5,666
Proceeds from sale of and principal payments on mortgage loans held for sale	1,546,446	1,357,105
Originations and purchases of mortgage loans held for sale	(1,529,730)	(1,426,472)
Change in unrealized gains/losses on finance receivables	(169,349)	(221,770)
Change in unrealized gains/losses on long-term debt	121,832	266,517
Change in unrealized gains/losses on derivatives	(4,610)	8,168
Net proceeds from sale of finance receivables	5,769	212,122
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(32,035)	(37,286)
Purchases of finance receivables	(133,804)	(138,566)
Collections on finance receivables	261,078	264,428
Gain on sale of finance receivables	(522)	(54,219)
Recoveries of finance receivables	21	131
Accretion of interest income	(94,910)	(99,485)
Accretion of interest expense	(1,262)	(13,516)
Share-based compensation expense	425	630
Change in marketable securities	(4,401)	(1,546)
Installment obligations expense, net	5,345	2,462
Deferred income taxes, net	4,853	(12,905)
Decrease (increase) in operating assets:
Restricted cash and investments	48,803	2,203
Other assets	14,626	6,287
Other receivables	(1,137)	(1,498)
Increase (decrease) in operating liabilities:
Accrued expenses and accounts payable	386	9,654
Accrued interest	3,110	2,457
Other liabilities	2,089	(889)
Net cash provided by operating activities	$23,868	$80,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from investing activities:
Final payment on purchase of Home Lending	$—	$(7,630)
Purchases of premises and equipment, net of sales proceeds	(626)	(491)
Net cash used in investing activities	$(626)	$(8,121)
Cash flows from financing activities:
Issuance of VIE long-term debt	$136,784	$5,670
Payments for debt issuance costs	—	(1,500)
Payments on capital lease obligations	(22)	(21)
Repayments of long-term debt and derivatives	(155,157)	(165,697)
Gross proceeds from revolving credit facilities	1,644,484	1,523,829
Repayments of revolving credit facilities	(1,675,574)	(1,453,984)
Issuance of installment obligations payable	5,509	2,206
Purchase of marketable securities	(5,509)	(2,206)
Repayments of installment obligations payable	(8,556)	(10,232)
Proceeds from sale of marketable securities	8,556	10,232
Net cash used in financing activities	$(49,485)	$(91,703)
Net decrease in cash and cash equivalents	(26,243)	(19,722)
Cash and cash equivalents at beginning of year	80,166	57,322
Cash and cash equivalents at end of period	$53,923	$37,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$116,251	$118,661
Cash paid for income taxes	$208	$101
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$8,111	$6,103
Mortgage loans subject to repurchase rights from Ginnie Mae	$(3,577)	$12,637
Exchange of LLC Common Interests for shares of Class A common stock	$(176)	$321

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
(ii) Home Lending - Home Lending is primarily engaged in retail mortgage lending, originating primarily Federal Housing Administration (FHA), U.S. Department of Veterans Affairs (VA) and conventional mortgage loans, and is approved as a Title II, non-supervised direct endorsement mortgagee with the U.S. Department of Housing and Urban Development (HUD). In addition, Home Lending is an approved issuer with the Government National Mortgage Association ("Ginnie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and U.S. Department of Agriculture (USDA), as well as an approved seller and servicer with the Federal National Mortgage Association ("Fannie Mae").
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.9% and 45.1%, respectively, as of June 30, 2017. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.6% and 45.4%, respectively, as of December 31, 2016.
Net loss attributable to the non-controlling interests in the Company's condensed consolidated statements of operations represents the portion of loss attributable to the economic interest in JGW LLC held by entities and individuals other than the Corporation. The allocation of net loss attributable to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling interests' weighted average economic interests in JGW LLC for the three months ended June 30, 2017 and 2016 were 45.3% and 45.4%, respectively. The non-controlling interests' weighted average economic interests in JGW LLC for the six months ended June 30, 2017 and 2016 were 45.3% and 45.6%, respectively.
The net loss attributable to The J.G. Wentworth Company in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 does not necessarily reflect the Corporation's weighted average economic interests in JGW LLC for the respective periods because the majority of the benefit for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three months ended June 30, 2017, $0.8 million of the $0.9 million total tax provision was specifically attributable to The J.G. Wentworth Company. The remaining $0.1 million tax provision relates to the Company’s subsidiaries. For the three months ended June 30, 2016, $4.5 million of the $6.3 million total tax benefit was specifically attributable to The J.G. Wentworth Company. The remaining $1.8 million tax benefit relates to the Company’s subsidiaries. For the six months ended June 30, 2017, $5.0 million of the $4.9 million total tax provision was specifically attributable to The J.G. Wentworth Company. The remaining $0.1 million tax benefit relates to the Company’s subsidiaries. For the six months ended June 30, 2016, $11.0 million of the $12.9 million total tax benefit was specifically attributable to The J.G. Wentworth Company. The remaining $1.9 million tax benefit relates to the Company’s subsidiaries. Refer to Note 15 for a description of the Company's income taxes.
Non-controlling interests on the Company's condensed consolidated balance sheets represent the portion of (deficit) equity attributable to the non-controlling interests of JGW LLC. The allocation of (deficit) equity to the non-controlling interests in JGW LLC is based on the weighted average percentage owned by the non-controlling interests in the entity.
All material inter-company balances and transactions are eliminated in consolidation. Certain prior-period amounts have been reclassified to conform to current-period presentation.
Going Concern
In August 2014, the Financial Accounting Standards Board, (“FASB”) issued ASU 2014‑15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). Under the new standard, Management must evaluate whether there are conditions or events, considered in the aggregate, that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of Management’s plans that have not been fully implemented as of the date the financial statements are issued. When the relevant conditions or events, considered in the aggregate, initially indicate that substantial doubt may exist, Management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of Management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company adopted this standard for the year ended December 31, 2016 and performed the required assessments in conjunction with the filing of its Form 10-K for the year ended December 31, 2016 and its Form 10-Q for the three months ended March 31, 2017 and determined, at that time, that no substantial doubt about its ability to continue as a going concern existed at each reporting period.
Management’s current assessment was based on the relevant conditions that were known and reasonably knowable at the issuance date and included the Company’s current financial condition and liquidity sources, forecasted future cash flows, the Company’s contractual obligations and commitments and other conditions that could adversely affect the Company’s ability to meet its obligations through August 14, 2018. Management’s assessment considered the likelihood, magnitude and timing of the potential effects of the Company’s adverse conditions and events. However, under ASU 2014-15, Management’s initial evaluation cannot take into consideration the potential mitigating event of any plans that have not been fully implemented as of the date that the financial statements are issued. Therefore, in performing the initial step of its assessment, Management considered the

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

availability of its warehouse credit facilities for its Structured Settlements and Home Lending Segments only for the commitment periods in place at the assessment date. Management did not assume that the warehouse credit facilities will be automatically renewed or replaced unless the renewal or replacement has been executed prior to the date the Company’s financial statements are issued or available to be issued. In conjunction with the Company’s filing of its Form 10-Q for the three months ended June 30, 2017, the initial step of Management’s going concern analysis reflects that the Company’s current revolving warehouse credit facilities for its Structured Settlements segment expire in less than one year after the date the interim financial statements are issued. However, for the Company's Home Lending segment at least one warehouse facility will be available to the Company for more than one year after the date the interim financial statements are issued. The initial step of Management's analysis indicates that without warehouse credit facilities for its Structured Settlements segment, the Company’s ability to finance guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents alone may not be sufficient to allow the Company to fund current operations and meet all expected liabilities and obligations within one year after the date that the interim financial statements are issued.
In performing the second step of its assessment, Management evaluated whether its plans, that are intended to mitigate those conditions and events, will alleviate the substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has been able to renew, replace and refinance its existing warehouse credit facilities arrangements or enter into additional financing arrangements, for both its Structured Settlements and Home Lending segments, on terms that are commercially reasonable. Management has negotiated, on market terms, with a new lender a revolving warehouse credit facility with a $100.0 million capacity and a commitment period of two years from the date of execution, which is collateralized by structured settlement, annuity and lottery receivables. In June 2017, the Company finalized a term sheet and is presently working on executing definitive documentation. The Company believes that it is probable that the new revolving warehouse credit facility will be executed and that it is probable that, when available to the Company, the new revolving warehouse credit facility will allow the Company to operate its Structured Settlements segment in a manner expected to generate and maintain sufficient cash flows to fund the Company’s operations and meet all expected liabilities and obligations, including interest payments associated with the term loan, as they become due within one year after the date that the interim financial statements are issued. However, Management cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of funding sources, or successfully completing the execution of the credit agreement and whether such actions would generate sufficient liquidity as anticipated.
The accompanying condensed consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Significant Accounting Policies
There have been no significant changes to the Company's accounting policies as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.
2. Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the six months ended June 30, 2017.
The company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). As a result, the Company is permitted to, and has opted to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. In particular, the Company can take advantage of an extended transition period for complying with new or revised accounting standards which allows the Company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company took advantage of the extended transition period as permitted under the JOBS Act.
We will remain an emerging growth company until the earliest to occur of the following:

•	our reporting of $1.07 billion or more in annual gross revenues;

•	our issuance, in a three-year period, of more than $1 billion in non-convertible debt;

•	the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million on the last business day of our second fiscal quarter; or

•	the end of fiscal 2018.
3. Goodwill and Intangible Assets
The goodwill of the Company consists of $8.4 million related to the Home Lending segment as of June 30, 2017 and December 31, 2016. There is no goodwill related to the Structured Settlements segment as of June 30, 2017 and December 31,

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

2016.
Intangible assets subject to amortization include the following as of:

	Structured Settlements		Home Lending
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
June 30, 2017
Database	$4,609	$(4,414)	$—	$—
Customer relationships	16,096	(15,829)	—	—
Domain names	486	(467)	—	—
Trade name	613	(262)	1,095	(845)
Affinity relationships	—	—	9,547	(1,827)
Intangible assets subject to amortization	$21,804	$(20,972)	$10,642	$(2,672)

December 31, 2016
Database	$4,609	$(4,356)	$—	$—
Customer relationships	16,096	(15,750)	—	—
Domain names	486	(461)	—	—
Trade name	613	(157)	1,095	(700)
Affinity relationships	—	—	9,547	(1,354)
Intangible assets subject to amortization	$21,804	$(20,724)	$10,642	$(2,054)
As of June 30, 2017 and December 31, 2016, the carrying value of Home Lending's indefinite-lived licenses and approvals intangible asset was $13.2 million.
Amortization of intangible assets is included in depreciation and amortization in the Company's condensed consolidated statements of operations. Amortization expense for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.5 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $0.9 million and $1.1 million, respectively.
Estimated future amortization expense for amortizable intangible assets for the six months ending December 31, 2017 and for each of the succeeding five calendar years and thereafter is as follows:

Estimated Future Amortization Expense
(In thousands)
Remainder of 2017	$877
2018	1,560
2019	1,035
2020	957
2021	954
2022	954
Thereafter	2,465
Total future amortization expense	$8,802
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

prior to performing the two-step process to evaluate the potential impairment of goodwill and intangible assets with indefinite useful lives.
In the second quarter of 2017, the Company performed a qualitative assessment based, in part, on the factors outlined below:

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
In performing the qualitative assessment, the Company identified and considered all relevant events and circumstances, including the Company's reporting units' recent financial performance and projected operating results, and the Company's market capitalization. Based on the weight of evidence and the significance of the identified factors, the Company determined that it was not more likely than not that the fair value of the Company's goodwill, indefinite-lived intangible assets and long-lived assets were less than their carrying values as of June 30, 2017.
During the three and six months ended June 30, 2016, the Company determined the indefinite-lived trade name and the finite-lived customer relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an intangible assets impairment charge of $5.5 million comprised of $2.8 million for the indefinite-lived trade name and $2.7 million for the finite-lived customer relationships in its condensed consolidated statements of operations. The Company also determined that its trade name asset was a finite-lived intangible asset, and, consequently, a useful life of three years was assigned to the asset, which is the period the Company expects the asset to contribute directly or indirectly to future cash flows of the Company. Further, the Company determined that the remaining useful lives of its finite-lived intangible assets within the Structured Settlements reporting unit, namely databases and customer relationships, were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years.
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
The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either (i) market indices that are highly correlated with the spreads from the Company's previous securitizations and asset sales or (ii) the Company's most recent securitization or asset sale if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt's fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt's fair value. The debt's fair value interest rates are blended using the debt's principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables' asset cash flows. In addition, the Company considers transformation costs and profit margin associated with its securitizations to derive the fair value of its finance receivables' asset cash flows. The finance receivables' residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate calculated rate (9.47% and 9.75% as of June 30, 2017 and December 31, 2016, respectively, with a weighted average life of 20 years as of both dates) that is derived from the fair value interest rates of the related debt.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on the Company's condensed consolidated balance sheets as of:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
June 30, 2017:
Assets
Marketable securities, at fair value	$76,684	$2,301	$—	$78,985
VIE and other finance receivables, at fair value	—	—	4,292,631	4,292,631
Mortgage loans held for sale, at fair value	—	230,448	—	230,448
Mortgage servicing rights, at fair value	—	—	46,778	46,778
Interest rate lock commitments, at fair value (1)	—	—	11,256	11,256
Forward sale commitments, at fair value (1)	—	2,189	—	2,189
Total Assets	$76,684	$234,938	$4,350,665	$4,662,287

Liabilities
VIE derivative liabilities, at fair value	$—	$45,916	$—	$45,916
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,113,296	4,113,296
Total Liabilities	$—	$45,916	$4,113,296	$4,159,212
(1) Included in other assets on the Company's condensed consolidated balance sheets.

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2016
Assets
Marketable securities, at fair value	$74,421	$2,266	$—	$76,687
VIE and other finance receivables, at fair value	—	—	4,157,037	4,157,037
Mortgage loans held for sale, at fair value	—	232,770	—	232,770
Mortgage servicing rights, at fair value	—	—	41,697	41,697
Interest rate lock commitments, at fair value (1)	—	—	6,072	6,072
Forward sale commitments, at fair value (1)	—	659	—	659
Total Assets	$74,421	$235,695	$4,204,806	$4,514,922

Liabilities
VIE derivative liabilities, at fair value	$—	$50,432	$—	$50,432
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,014,450	4,014,450
Total Liabilities	$—	$50,432	$4,014,450	$4,064,882
(1) Included in other assets on the Company's condensed consolidated balance sheets.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company's quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(In thousands)
June 30, 2017
Assets
VIE and other finance receivables, at fair value	$4,292,631	Discounted cash flow	Discount rate	3.05% - 12.00% (3.95%)
Mortgage servicing rights, at fair value	46,778	Discounted cash flow	Discount rate	9.50% - 14.06% (10.06%)
			Prepayment speed	6.08% - 22.88% (8.41%)
			Cost of servicing	$65 - $90 ($72)
Interest rate lock commitments, at fair value	11,256	Internal model	Pull-through rate	10.06% - 95% (79.37%)
Total Assets	$4,350,665

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$4,113,296	Discounted cash flow	Discount rate	1.68% - 12.00% (3.89%)
Total Liabilities	$4,113,296

December 31, 2016
Assets
VIE and other finance receivables, at fair value	$4,157,037	Discounted cash flow	Discount rate	3.16% - 12.77% (4.32%)
Mortgage servicing rights, at fair value	41,697	Discounted cash flow	Discount rate	9.50% - 14.06% (10.11%)
			Prepayment speed	6.04% - 21.82% (7.96%)
			Cost of servicing	$65 - $90 ($73)
Interest rate lock commitments, at fair value	6,072	Internal model	Pull-through rate	37.25% - 97.00% (79.53%)
Total Assets	$4,204,806

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$4,014,450	Discounted cash flow	Discount rate	1.47% - 11.91% (4.25%)
Total Liabilities	$4,014,450
A significant unobservable input used in the fair value measurement of most of the Company's assets and liabilities measured at fair value using unobservable inputs (Level 3) is the discount rate. Significant decreases (increases) in the discount rate used to estimate fair value in isolation would result in a significantly higher (lower) fair value measurement of the corresponding asset or liability. Additional significant unobservable inputs used in the fair value measurement of mortgage servicing rights, at fair value, are prepayment speed, cost of servicing and pull-through rate. Significant decreases (increases) in the prepayment speed used to estimate the fair value of MSRs in isolation would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in the cost of servicing used to estimate the fair value of MSRs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the pull-through rate used to estimate the fair value of IRLCs in isolation would result in a significantly higher (lower) fair value measurement.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2017 and 2016 were as follows:

	VIE and other finance receivables, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value	Total
	(In thousands)
Balance as of December 31, 2016	$4,157,037	$41,697	$6,072	$4,204,806
Total included in earnings (losses):			0
Unrealized gains	169,349	5,081	11,256	185,686
Realized gain on sale of finance receivable	522	—	—	522
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	133,804	—	—	133,804
Interest accreted	88,991	—	—	88,991
Payments received	(251,303)	—	—	(251,303)
Sale of finance receivables	(5,769)	—	—	(5,769)
Transfers to other balance sheet line items	—	—	(6,072)	(6,072)
Transfers in (out) of Level 3	—	—	—	—
Balance as of June 30, 2017	$4,292,631	$46,778	$11,256	$4,350,665
The amount of net gains (losses) for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
June 30, 2017	$169,349	$5,081	$11,256	$185,686

Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$4,420,368
Total included in earnings:			0
Unrealized gains	221,770	1,839	14,293	237,902
Realized gain on sale of finance receivable	54,219	—	—	54,219
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	138,911	—	—	138,911
Interest accreted	91,850	—	—	91,850
Payments received	(249,833)	—	—	(249,833)
Sale of finance receivables	(212,122)	—	—	(212,122)
Transfers to other balance sheet line items	—	—	(4,934)	(4,934)
Transfers in (out) of Level 3	—	—	—	—
Balance as of June 30, 2016	$4,430,942	$31,126	$14,293	$4,476,361
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
June 30, 2016	$221,770	$1,839	$14,293	$237,902

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2017 and 2016 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2016	$4,014,450
Total included in (earnings) losses:
Unrealized losses	121,832
Issuances	136,784
Interest accreted	(3,354)
Repayments	(156,416)
Transfers in (out) of Level 3	—
Balance as of June 30, 2017	$4,113,296
The amount of net (gains) losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
June 30, 2017	$121,832

Balance as of December 31, 2015	$3,928,818
Total included in (earnings) losses:
Unrealized losses	266,517
Issuances	5,670
Interest accreted	(15,695)
Repayments	(155,004)
Transfers in (out) of Level 3	—
Balance as of June 30, 2016	$4,030,306
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
June 30, 2016	$266,517

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Realized and unrealized gains and losses included in revenues in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 are reported in the following asset line items:

	VIE and other finance receivables and long-term debt, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value
	(In thousands)
Three Months Ended June 30, 2017
Net gains included in revenues	$23,077	$1,477	$11,256
Unrealized gains relating to assets and long-term debt still held as of end of period	$22,979	$1,477	$11,256

Six Months Ended June 30, 2017
Net gains included in revenues	$48,039	$5,081	$11,256
Unrealized gains relating to assets and long-term debt still held as of end of period	$47,517	$5,081	$11,256

Three Months Ended June 30, 2016
Net gains included in revenues	$9,181	$962	$14,293
Unrealized (losses) gains relating to assets and long-term debt still held as of end of period	$(23,378)	$962	$14,293

Six Months Ended June 30, 2016
Net gains included in revenues	$9,472	$1,839	$14,293
Unrealized (losses) gains relating to assets and long-term debt still held as of end of period	$(44,747)	$1,839	$14,293

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company discloses fair value information about financial instruments, whether or not recorded at fair value on the Company's condensed consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company's financial instruments were as follows:

	June 30, 2017		December 31, 2016
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
	(In thousands)
Financial assets:
VIE and other finance receivables, at fair value	$4,292,631	$4,292,631	$4,157,037	$4,157,037
VIE and other finance receivables, net of allowance for losses (1)	84,534	87,827	88,300	93,944
Other receivables, net of allowance for losses (1)	18,921	18,921	17,771	17,771
Mortgage loans held for sale, at fair value	230,448	230,448	232,770	232,770
Mortgage servicing rights, at fair value	46,778	46,778	41,697	41,697
Marketable securities, at fair value	78,985	78,985	76,687	76,687
Interest rate lock commitments, at fair value (2)	11,256	11,256	6,072	6,072
Forward sale commitments, at fair value (2)	2,189	2,189	659	659
Financial liabilities:
Term loan payable (1)	212,029	436,056	242,730	431,872
VIE derivative liabilities, at fair value	45,916	45,916	50,432	50,432
VIE borrowings under revolving credit facilities and other similar borrowings (1)	32,452	32,018	58,798	56,432
Other borrowings under revolving credit facilities and other similar borrowings (1)	223,577	223,985	229,221	229,588
VIE long-term debt (1)	56,558	60,509	57,268	62,939
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,113,296	4,113,296	4,014,450	4,014,450
Installment obligations payable (1)	78,985	78,985	76,687	76,687
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

	June 30, 2017	December 31, 2016
	(In thousands)
Maturity value	$6,654,427	$6,584,344
Unearned income	(2,361,796)	(2,427,307)
Net carrying amount	$4,292,631	$4,157,037

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Encumbrances on VIE and other finance receivables, at fair value were as follows:

Encumbrance	June 30, 2017	December 31, 2016
	(In thousands)
VIE long-term debt issued by securitization and permanent financing trusts (2)	$4,220,418	$4,060,069
$100.0 million credit facility (JGW-S III) (1)	35,280	27,966
$300.0 million credit facility (JGW V) (1)	21,088	55,868
Encumbered VIE finance receivables	4,276,786	4,143,903
Unencumbered	15,845	13,134
Total VIE and other finance receivables, at fair value	$4,292,631	$4,157,037
(1) Refer to Note 10.
(2) Refer to Note 13.
As of June 30, 2017 and December 31, 2016, the unsecuritized finance receivables, at fair value, were $72.2 million and $97.0 million, respectively, and were included within VIE finance receivables, at fair value and other finance receivables, at fair value on the Company's condensed consolidated balance sheets.
In March 2017, the Company entered in to our first Asset Sale Facility agreement (the "Asset Sale Facility") to sell up to $50.0 million of discounted total receivable balances ("TRB") purchases, which can be increased to $75.0 million by mutual agreement of the parties, and has a duration of one year. During the three months ended June 30, 2017, the Company sold $2.1 million of TRB purchases pursuant to the Asset Sale Facility, which was accounted for as a direct asset sale, for $1.8 million, and the Company recognized a $0.1 million gain. During the six months ended June 30, 2017, the Company sold $8.7 million of TRB purchases pursuant to the Asset Sale Facility, which was accounted for as a direct asset sale, for $5.8 million, and the Company recognized a $0.5 million gain. The gains were included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sale. On June 30, 2017, the Company executed a second Asset Sale Facility agreement (the "Second Asset Sale Facility") to sell up to $5.0 million of discounted TRB purchases, which can be increased to $25.0 million by mutual agreement of the parties, and has a duration of one year. As of June 30, 2017, no assets had been sold under the Second Asset Sale Facility.
In February 2016, the Company completed a sale of the first pool of assets associated with its 2016-1 direct asset sale in which $151.5 million of TRB purchases were sold for $91.3 million. The Company recognized a $21.7 million gain, which was included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations. In April 2016, the Company completed a sale of the second pool of assets associated with its 2016-1 direct asset sale in which $115.8 million of TRB purchases were sold for $70.0 million, and the Company realized an $18.6 million gain, which is included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations. In June 2016, the Company completed a sale of the first pool of assets associated with its 2016-2 direct asset sale in which $81.3 million of TRB purchases were sold for $50.8 million. In conjunction with this transaction, the Company realized a $13.9 million gain, which is included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sales.
The Company is engaged to service certain finance receivables it sold to third parties. Servicing fee revenue related to those receivables is included in servicing, broker, and other fees in the Company's condensed consolidated statements of operations, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Servicing fee income	$243	$225	$502	$434

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

6. VIE and Other Finance Receivables, net of Allowance for Losses
The Company did not elect the fair value option for VIE and other finance receivables, net of allowance for losses, which consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Structured settlements and annuities	$66,172	$67,872
Less: unearned income	(40,391)	(42,030)
	25,781	25,842
Lottery winnings	60,721	63,957
Less: unearned income	(15,254)	(16,799)
	45,467	47,158
Pre-settlement funding transactions	27,508	31,853
Less: unearned income	(340)	(441)
	27,168	31,412
Attorney cost financing	413	616
Less: unearned income	—	—
	413	616
VIE and other finance receivables	98,829	105,028
Less: allowance for losses	(11,002)	(11,084)
VIE and other finance receivables, net of allowances	$87,827	$93,944
Encumbrances on VIE and other finance receivables, net of allowance for losses, were as follows:

Encumbrance	June 30, 2017	December 31, 2016
	(In thousands)
VIE long-term debt (1)	$67,404	$69,354
VIE and encumbered securitized debt	67,404	69,354
VIE unencumbered assets	12,437	15,971
Non-VIE unencumbered assets	7,986	8,619
Unencumbered	20,423	24,590
Total VIE and other finance receivables, net of allowances	$87,827	$93,944
(1) Refer to Note 12.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for losses for VIE and other finance receivables is as follows:

	Structured settlements and annuities	Lottery winnings	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
Three Months Ended June 30, 2017
Allowance for losses:
Balance as of March 31, 2017	$93	$—	$10,744	$284	$11,121
Provision for loss	12	—	462	—	474
Charge-offs	(15)	—	(581)	—	(596)
Recoveries	3	—	—	—	3
Balance as of June 30, 2017	$93	$—	$10,625	$284	$11,002

Six Months Ended June 30, 2017
Allowance for losses:
Balance as of December 31, 2016	$93	$—	$10,707	$284	$11,084
Provision (credit) for loss	7	(13)	1,280	—	1,274
Charge-offs	(15)	—	(1,362)	—	(1,377)
Recoveries	8	13	—	—	21
Balance as of June 30, 2017	$93	$—	$10,625	$284	$11,002

Individually evaluated for impairment	$93	$—	$1,977	$284	$2,354
Collectively evaluated for impairment	—	—	8,648	—	8,648
Balance as of June 30, 2017	$93	$—	$10,625	$284	$11,002

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,688	$45,467	$122	$129	$71,406
Collectively evaluated for impairment	—	—	16,421	—	16,421
Balance as of June 30, 2017	$25,688	$45,467	$16,543	$129	$87,827

Three Months Ended June 30, 2016
Allowance for losses:
Balance as of March 31, 2016	$69	$—	$9,957	$284	$10,310
Provision for loss	22	4	745	—	771
Charge-offs	(30)	(4)	(839)	—	(873)
Recoveries	7	—	—	—	7
Balance as of June 30, 2016	$68	$—	$9,863	$284	$10,215

Six Months Ended June 30, 2016
Allowance for losses:
Balance as of December 31, 2015	$69	$—	$10,013	$284	$10,366
(Credit) provision for loss	(103)	4	1,767	—	1,668
Charge-offs	(30)	(4)	(1,917)	—	(1,951)
Recoveries	132	—	—	—	132
Balance as of June 30, 2016	$68	$—	$9,863	$284	$10,215

Individually evaluated for impairment	$68	$—	$2,191	$284	$2,543
Collectively evaluated for impairment	—	—	7,672	—	7,672
Balance as of June 30, 2016	$68	$—	$9,863	$284	$10,215

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,816	$49,164	$61	$395	$75,436
Collectively evaluated for impairment	—	—	24,593	—	24,593
Balance as of June 30, 2016	$25,816	$49,164	$24,654	$395	$100,029
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
Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to interest income. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of June 30, 2017 and December 31, 2016, the Company had discontinued recognition of income on pre-settlement funding transactions in the amount of $13.0 million and $14.7 million, respectively, and attorney cost financing receivables in the amount of $0.4 million.
Pre-settlement funding transactions and attorney cost financing are usually outstanding for a period of time exceeding one year. The Company assesses the status of the individual pre-settlement funding transactions to determine whether there are any case specific concerns that need to be addressed and included in the allowance for losses on finance receivables. The Company also analyzes pre-settlement funding transactions on a portfolio basis based on the age of the advances, as the ability to collect is correlated to the duration of time the advances are outstanding. The Company decided, beginning in April 2015, to curtail its purchases of pre-settlement transactions and has not purchased any in 2016 or 2017.
The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	June 30, 2017	December 31, 2016
	(In thousands)
2009	$457	$690
2010	1,707	1,848
2011	3,291	3,891
2012	3,907	4,279
2013	3,446	5,390
2014	12,451	13,085
2015	2,249	2,670
Total	$27,508	$31,853
Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing in the amounts of $10.6 million and $0.3 million, respectively, as of June 30, 2017, and in the amounts of $10.7 million and $0.3 million, respectively, as of December 31, 2016.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
June 30, 2017
Structured settlements and annuities	$7	$6	$120	$133	$25,555	$25,688	$—
Lottery winnings	2	1	249	252	45,215	45,467	—
Total	$9	$7	$369	$385	$70,770	$71,155	$—

December 31, 2016
Structured settlements and annuities	$11	$5	$88	$104	$25,645	$25,749	$—
Lottery winnings	—	4	205	209	46,949	47,158	—
Total	$11	$9	$293	$313	$72,594	$72,907	$—
Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.
7. Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Unpaid principal balance of mortgage loans held for sale	$223,563	$230,261
Fair value adjustment	6,885	2,509
Mortgage loans held for sale, at fair value	$230,448	$232,770
A reconciliation of the changes in mortgage loans held for sale, at fair value, is presented in the following table:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$232,770	$124,508
Originations and purchases of mortgage loans held for sale, net of fees	1,529,730	1,426,472
Proceeds from sale of and principal payments on mortgage loans held for sale	(1,546,446)	(1,357,105)
Net change in fair value of mortgage loans held for sale	14,394	34,354
Balance at end of period	$230,448	$228,229
As the named servicer, the Company has the option to purchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. In accordance with ASC 860, Transfers and Servicing, the Company recorded an asset and a corresponding liability, included within other assets and other liabilities on the Company's condensed consolidated balance sheets, equal to the principal amount of the loans of $36.1 million and $39.7 million as of June 30, 2017 and December 31, 2016, respectively.
For the six months ended June 30, 2017 and 2016, the Company repurchased $7.6 million and $12.6 million, respectively, of mortgage loans from Ginnie Mae securitization pools with the intent to re-pool them into new Ginnie Mae securitizations or otherwise to sell to third-party investors.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company did not have any mortgage loans held for sale on non-accrual status or any mortgage loans held for sale greater than 90 days past due as of June 30, 2017 or December 31, 2016.
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
The activity in the loan servicing and repurchase reserve was as follows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$3,010	$2,575
Provision for loan servicing and repurchases	378	865
Write-offs, net	(908)	(964)
Balance at end of period	$2,480	$2,476
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
8. Mortgage Servicing Rights, at Fair Value
The activity of MSRs was as follows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$41,697	$29,287
Additions due to loans sold, servicing retained	8,111	6,103
Reductions due to loan payoffs and foreclosures	(3,963)	(2,939)
Fair value adjustment	933	(1,325)
Balance at end of period	$46,778	$31,126
The unpaid principal balance of mortgage loans serviced was $4.5 billion as of June 30, 2017 and $4.1 billion as of December 31, 2016.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The key assumptions used in determining the fair value of the Company's MSRs were as follows:

	June 30, 2017	December 31, 2016
Range (Weighted Average)
Discount rate	9.50% - 14.06% (10.06%)	9.50% - 14.06% (10.11%)
Prepayment speed	6.08% - 22.88% (8.41%)	6.04% - 21.82% (7.96%)
Cost of servicing	$65 - $90 ($72)	$65 - $90 ($73)
The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Discount rate:
Effect on value - 100 basis points adverse change	$(1,785)	$(1,612)
Effect on value - 200 basis points adverse change	$(3,444)	$(3,109)
Prepayment speed:
Effect on value - 5% adverse change	$(820)	$(686)
Effect on value - 10% adverse change	$(1,605)	$(1,370)
Cost of servicing:
Effect on value - 5% adverse change	$(351)	$(327)
Effect on value - 10% adverse change	$(702)	$(653)
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
9. Term Loan Payable
The Company has a senior secured credit facility (the "Credit Facility") that consists of a term loan (the "Term Loan") with an outstanding principal balance of $449.5 million as of June 30, 2017 and December 31, 2016, and a $20.0 million revolving commitment. There are no principal payments due on the Term Loan until its maturity in February 2019. The revolving commitment matured in August 2017 and was not renewed. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility.
At each interest reset date, the Company has the option to elect that the Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the Term Loan accrues at either LIBOR or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at Prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of June 30, 2017 and December 31, 2016, the interest rate on the Term Loan was 7.13% and 7.00%, respectively, as it is currently a Eurodollar loan. The revolving commitment has the same interest rate terms as the Term Loan. In addition, the revolving commitment is subject to an unused fee of 0.5% per annum and provides for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.
The Credit Facility requires the Company, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. The total leverage ratio is calculated by dividing total funded

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

debt (as defined in the Credit Facility) less unrestricted cash and cash equivalents by Consolidated Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (as defined in the Credit Facility) for the period of the four fiscal quarters most recently ended. The maximum required total leverage ratio was 4.75 to 1.00 as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. Had the leverage ratio requirement been applicable as of June 30, 2017 or December 31, 2016, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including incurring additional indebtedness and liens, making investments, transacting with affiliates, disposing of assets and various other activities.
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
Interest expense relating to the Term Loan for the three months ended June 30, 2017 and 2016 was $10.2 million and $10.1 million, respectively. Interest expense relating to the Term Loan for the six months ended June 30, 2017 and 2016 was $20.2 million and $20.2 million, respectively.
10. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
VIE borrowings under revolving credit facilities and other similar borrowings on the Company's condensed consolidated balance sheets consist of the following as of:

	Entity	June 30, 2017	December 31, 2016
		(In thousands)
$100.0 million variable funding note facility with interest payable monthly (6.50% as of June 30, 2017 and December 31, 2016). The commitment period ends on May 19, 2018 and is collateralized by JGW-S III, LLC's ("JGW-S III") structured settlements receivables. JGW-S III is charged monthly an unused fee of 0.75% per annum for the undrawn balance of its line of credit.	JGW-S III	$20,704	$18,912
$300.0 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate is 3.30% plus either the LIBOR or the Commercial Paper rate depending on the lender (4.35% and 4.69% at June 30, 2017 and 3.92% and 4.43% at December 31, 2016); Tranche B rate is 5.80% plus LIBOR (6.85% as of June 30, 2017 and 6.42% at December 31, 2016). The commitment period ends on July 24, 2017 and is collateralized by JGW V, LLC's ("JGW V") structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	11,314	37,520
Total VIE borrowings under revolving credit facilities and other similar borrowings		$32,018	$56,432
In July 2017, the Company decreased the capacity of its $300.0 million credit facility to $200.0 million and extended the commitment period of this credit facility through November 30, 2017. The Company incurred $0.4 million in debt issuance costs in connection with the modification. There were no changes to the used or unused interest rates.
Interest expense, including unused fees, for the three months ended June 30, 2017 and 2016 related to VIE borrowings under revolving credit facilities and other borrowings was $1.7 million and $2.7 million, respectively. Interest expense, including unused fees, for the six months ended June 30, 2017 and 2016 related to VIE borrowings under revolving credit facilities and other similar borrowings was $3.4 million and $5.2 million, respectively.
In January 2016, the Company terminated a $50.0 million credit facility which had no outstanding balance as of December 31, 2015. The facility had an original maturity date of October 2, 2016 and was collateralized by JGW IV, LLC's structured settlement and annuity receivables. Interest was payable monthly at the rate of LIBOR plus an applicable margin and there was an unused fee of 0.50% per annum for the undrawn balance of this line of credit. No fees were paid to terminate this facility. The Company expensed $0.5 million of unamortized debt issuance costs during the six months ended June 30, 2016, in connection with the termination of this credit facility, which was included in interest expense in the Company's condensed consolidated statements of operations.

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
The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of June 30, 2017 and December 31, 2016 was 5.83% and 5.00%, respectively.
11. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
The Company had the following lines of credit with various financial institutions, which primarily are used for the funding of mortgage loans held for sale, as of:

	June 30, 2017	December 31, 2016
	(In thousands)
$100.0 million warehouse line of credit maturing on August 15, 2018 with an interest rate of LIBOR plus 2.25%, subject to a floor of 2.50% (3.42% as of June 30, 2017 and 2.97% as of December 31, 2016). The facility does not incur a non-usage fee.	$61,227	$39,140
$90.0 million warehouse line of credit maturing on September 14, 2017 with an interest rate of LIBOR plus 2.60%, subject to a floor of 3.10% (3.77% as of June 30, 2017 and 3.32% as of December 31, 2016) and a non-usage fee of 0.25%.	54,832	39,347
$95.0 million warehouse line of credit maturing on February 9, 2018 with an interest rate of LIBOR plus 2.35%, subject to a floor of 2.50% (3.52% as of June 30, 2017 and 3.07% as of December 31, 2016) and a non-usage fee of 0.25%.	63,354	65,565
$50.0 million warehouse line of credit maturing on May 11, 2018 with an interest rate of LIBOR plus 2.45% (3.62% as of June 30, 2017) and a non-usage fee of 0.25%.	40,572	—
$25.0 million warehouse line of credit with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.50% (2.87% as of December 31, 2016) and a non-usage fee of 0.25%. The facility matured on February 5, 2017.	—	13,057
$100.0 million warehouse line of credit with an interest rate of LIBOR plus 2.25% (2.97% as of December 31, 2016). The facility did not incur a non-usage fee. The facility was terminated in March 2017.	—	68,479
$10.0 million operating line of credit maturing August 15, 2018 with an interest rate of Prime plus 0.50%, subject to a floor of 5.00% (5.00% as of June 30, 2017 and December 31, 2016) and a non-usage fee of 0.50%.	4,000	4,000
Total other borrowings under revolving credit facilities and other similar borrowings	$223,985	$229,588
In August 2016, the Company increased the capacity of its $6.0 million operating line of credit to $10.0 million. The Company may only draw on a balance of $4.0 million until regulatory approval is obtained, which is not expected prior to the current maturity date.
In July 2017, the Company decreased the capacity of its $90.0 million warehouse line of credit to $80.0 million. On September 15, 2017, the capacity of the $90.0 million warehouse line of credit will revert to $50.0 million and all other terms remain unchanged.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest expense, including unused fees, for the three months ended June 30, 2017 and 2016 related to other borrowings under revolving credit facilities and other similar borrowings was $1.8 million and $1.5 million, respectively. Interest expense, including non-usage fees, for the six months ended June 30, 2017 and 2016 related to other borrowings under revolving credit facilities and other similar borrowings was $3.0 million and $2.3 million, respectively.
The weighted average interest rate on outstanding other borrowings under revolving credit facilities and other similar borrowings as of June 30, 2017 and December 31, 2016 was 3.60% and 2.86%, respectively.
As of June 30, 2017, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of June 30, 2017. Additionally, as of June 30, 2017, the Company had pledged MSRs as collateral under its operating line of credit.
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

	June 30, 2017	December 31, 2016
	(In thousands)
PLMT Permanent Facility	$35,743	$37,630
Long-Term Pre-settlement Facility	5,158	5,427
2012-A Facility	680	708
LCSS Facility (2010-C)	11,769	12,015
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$60,509	$62,939
PLMT Permanent Facility
The Company has a $75.0 million floating rate asset-backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The interest rate on this loan was 2.30% and 1.87% at June 30, 2017 and December 31, 2016, respectively. The loan matures on October 30, 2040.
The debt agreement with the counterparty requires Peachtree Lottery Master Trust ("PLMT") to hedge the notional amount of the debt with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value, on the Company's condensed consolidated balance sheets.
Long-Term Pre-settlement Facility
In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions, of which $5.2 million and $5.4 million principal amount remained outstanding as of June 30, 2017 and December 31, 2016, respectively. In June 2016, the maturity date of each of the notes was extended until the sale of the collateral, at which point the proceeds will be distributed to the holders of the notes in full satisfaction of the Company's debt obligations. To the extent that there are sufficient cash receipts from collateralized pre-settlement funding transactions to pay for interest and principal due on the notes, interest expense will be recognized monthly on the notes at a rate of 9.25% per annum.
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
Interest expense for the three months ended June 30, 2017 and 2016 related to VIE long-term debt was $1.5 million and $4.3 million, respectively. Interest expense for the six months ended June 30, 2017 and 2016 related to VIE long-term debt was $3.1 million and $8.6 million, respectively.
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
During the six months ended June 30, 2017, the Company completed the pre-funding associated with the 2016-1 securitization and the initial close and pre-funding associated with the 2017-1 securitization transaction which were registered under Rule 144A. The following table summarizes these securitization transactions:

	2017-1	2016-1
	(Bonds issued in millions)
Issue date	3/22/2017	10/26/2016
Bonds issued	$131.8	$117.3
Receivables securitized	2,129	1,943
Deal discount rate	4.35%	3.89%
Retained interest %	5.50%	5.50%
Class allocation (Moody's)		0
Aaa	84.75%	84.00%
Baa2	9.75%	10.50%
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes notes issued by securitization trusts and permanent financing trusts for which the Company has elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, on the Company's condensed consolidated balance sheets:

	June 30, 2017		December 31, 2016
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
	(In thousands)
Securitization trusts	$3,448,320	$3,635,429	$3,460,820	$3,550,503
Permanent financing VIEs	438,207	477,867	445,339	463,947
Total VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$3,886,527	$4,113,296	$3,906,159	$4,014,450
Interest expense for the three months ended June 30, 2017 and 2016 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $42.7 million and $35.2 million, respectively. Interest expense for the six months ended June 30, 2017 and 2016 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $86.5 million and $76.7 million, respectively.
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
As of June 30, 2017 and December 31, 2016, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the three months ended June 30, 2017, the Company did not terminate any interest rate swaps. During the three months ended June 30, 2016, and in connection with its securitizations and direct asset sales, the Company terminated interest rate swaps with notional values of $21.2 million and the loss on termination of these swaps was $0.2 million. During the six months ended June 30, 2017 and 2016, and in connection with its securitizations and direct asset sales, the Company terminated interest rate swaps with notional values of $21.8 million and $75.2 million, respectively. The total gain (loss) on the termination of interest rate swaps for the six months ended June 30, 2017 and 2016 was $0.2 million and $(1.5) million, respectively. There was no unrealized loss for interest rate swaps for the three and six months ended June 30, 2017 and 2016. The realized and unrealized gains (losses) associated with these interest rate swaps were recorded in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
The Company also has interest rate swaps to manage its exposure to changes in interest rates related to its VIE long-term debt issued by securitization and permanent financing trusts. As of June 30, 2017 and December 31, 2016, the Company had eight outstanding swaps for VIE long-term debt with a total notional amount of $140.9 million and $156.6 million, respectively. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to one-month LIBOR plus an applicable margin.
These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset-backed loans in amortization. As of June 30, 2017, the terms of these interest rate swaps range from approximately 5.0 to 18.6 years. For the three months ended June 30, 2017 and 2016, the amount of unrealized gain (loss) recognized was $0.7 million and $(0.3) million, respectively. For the six months ended June 30, 2017 and 2016, the amount of unrealized gain (loss) recognized was $2.6

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

million and $(2.8) million, respectively. These gains (losses) were recorded in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
Additionally, the Company has interest rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC ("PSS"), a permanent financing VIE, and PLMT. As of June 30, 2017, the Company had 135 outstanding swaps for PSS and PLMT with a total notional amount of $173.7 million. As of December 31, 2016, the Company had 137 outstanding swaps for PSS and PLMT with a total notional amount of $181.2 million. The Company pays fixed rates ranging from 4.90% to 8.70% and receives floating rates equal to one-month LIBOR rate plus an applicable margin.
The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset-backed loans in amortization. As of June 30, 2017, the terms of the interest rate swaps for PSS and PLMT range from less than one month to approximately 17.1 years. During the three months ended June 30, 2017 and 2016, the Company did not terminate any interest rate swaps for PSS and PLMT. During the six months ended June 30, 2017, the Company did not terminate any interest rate swap for PSS. During the six months ended June 30, 2016, the Company terminated an interest rate swap for PSS with a notional value of $13.8 million and recorded a loss on the termination of $3.1 million. For the three months ended June 30, 2017 and 2016, the amount of unrealized loss recognized was less than $0.1 million and $2.1 million, respectively. For the six months ended June 30, 2017 and 2016, the amount of unrealized gain (loss) recognized was $2.0 million and $(5.3) million, respectively. These gains (losses) were recorded in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
The notional amounts and fair values of interest rate swaps were as follows as of:

		June 30, 2017		December 31, 2016
Entity	Securitization	Notional Amount	Fair Value	Notional Amount	Fair Value
		(In thousands)
321 Henderson I, LLC	2004-A A-1	$17,690	$(1,311)	$20,265	$(1,610)
321 Henderson I, LLC	2005-1 A-1	35,366	(3,849)	39,548	(4,495)
321 Henderson II, LLC	2006-1 A-1	6,615	(571)	7,969	(714)
321 Henderson II, LLC	2006-2 A-1	10,623	(1,437)	12,011	(1,654)
321 Henderson II, LLC	2006-3 A-1	9,997	(1,200)	11,832	(1,394)
321 Henderson II, LLC	2006-4 A-1	10,509	(746)	12,378	(965)
321 Henderson II, LLC	2007-1 A-2	21,731	(3,643)	22,942	(3,965)
321 Henderson II, LLC	2007-2 A-3	28,364	(6,190)	29,606	(6,664)
PSS	—	132,239	(20,814)	137,361	(22,190)
PLMT	—	41,863	(6,155)	43,792	(6,781)
Total		$314,997	$(45,916)	$337,704	$(50,432)
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The notional amounts and fair values associated with IRLCs and forward sale commitments were as follows as of:

	June 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Derivative Assets:
Interest rate lock commitments	$633,568	$11,256	$355,870	$6,072
Forward sale commitments	571,000	2,189	406,000	659
Total	$1,204,568	$13,445	$761,870	$6,731
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
The Company's overall effective tax rate was (28.7)% for the six months ended June 30, 2017, as compared to an overall effective rate of 18.1% for the six months ended June 30, 2016. The effective tax rate for the Corporation for the six months ended June 30, 2017 and 2016 was (54.0)% and 28.3%, respectively. The effective tax rate for JGW LLC for the six months ended June 30, 2017 and 2016 was 1.4% and 5.9%, respectively.
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
As of June 30, 2017, there were 16,352,775 shares of Class A common stock issued and 15,810,703 shares outstanding. Additionally, there were 8,629,738 shares of Class B common stock issued and outstanding as of June 30, 2017. There were no shares of Class C common stock issued or outstanding as of June 30, 2017.

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
Preferred Stock
The Company's certificate of incorporation provides that the Board of Directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of June 30, 2017 and December 31, 2016.
Warrants Issued to PGHI Corp.
In connection with the IPO and the related restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were canceled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 Profits Interests of JGW LLC entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 Profits Interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. No warrants were exercised during the six months ended June 30, 2017 or 2016.
JGW LLC Operating Agreement
Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the six months ended June 30, 2017 and 2016, 70,549

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

and 194,780 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 70,549 and 194,780 shares of the Class A common stock pursuant to the operating agreement, respectively.
17. Non-Controlling Interests
The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the six months ended June 30, 2017 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total

Balance as of December 31, 2016	15,730,473	13,070,781	28,801,254
Common Interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock	70,549	(70,549)	—
Issuance of Class A common stock for vested equity awards	9,681	—	9,681
Common Interests forfeited	—	(9,871)	(9,871)
Balance as of June 30, 2017	15,810,703	12,990,361	28,801,064
The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.
18. Commitments and Contingencies
Arrangements
The Company had an arrangement (the "Arrangement") with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also has a borrowing agreement (the "Borrowing Agreement") with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of June 30, 2017 and December 31, 2016, the amount owed from the counterparty pursuant to this Borrowing Agreement is $11.1 million and $10.8 million, respectively, is earning interest at an annual rate of 5.35% and is included in Other receivables, net of allowance for losses, on the Company's condensed consolidated balance sheets.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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
The exchange of Common Interests for shares of Class A common stock in 2015 and 2014 resulted in a $53.3 million and $207.0 million increase, respectively, in the Corporation's share of the tax basis of JGW LLC's assets, which created current and future income tax deductions for the Corporation. The increase in tax basis, however, did not result in an income tax cash savings for the years ended December 31, 2015 and 2014, because the Corporation would not have been a tax payer in the absence of such tax basis increase. Consequently, there is no liability associated with the 2015 or 2014 exchanges pursuant to the TRA. The Corporation will compute any tax liability for similar exchanges for 2016 and 2017 in conjunction with the preparation of its 2016 and 2017 Federal tax returns. The Corporation, however, does not expect to have any tax liability associated with the 2016 and 2017 tax years and does not expect to benefit from income tax cash savings related to basis adjustments associated with the 2016 and 2017 exchanges pursuant to the TRA, or have any liability in connection with exchanges pursuant to the TRA made in 2016 and 2017.
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
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of June 30, 2017 and December 31, 2016 approximated $633.6 million and $355.9 million, respectively.
19. Share-based Compensation
Under the Company's 2013 Omnibus Incentive Plan (the "Plan"), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of June 30, 2017, 1.1 million shares of unissued Class A common stock were available to grant under the Plan.
During the six months ended June 30, 2017, the Company granted non-qualified stock options and performance-based restricted stock units to its employees. The Company recognizes compensation cost, net of a forfeiture rate, in compensation and benefits expense in the Company's condensed consolidated statements of operations only for those awards that are expected to vest. The forfeiture rate is estimated based on historical experience taking into account its expectations about future forfeitures.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of stock option awards granted during the six months ended June 30, 2017 was estimated using the Black-Scholes valuation model and included the following assumptions:

Six Months Ended June 30, 2017
Fair value	$0.19
Risk-free interest rate	2.07%
Expected volatility	43.58%
Expected life of options in years	6.5
Expected dividend yield	—
The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the six months ended June 30, 2017 and 2016, the Company recognized $0.6 million and $0.5 million of share-based compensation expense, respectively, in connection with the stock options issued under the Plan.
A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2016	1,376,549	$5.77	7.73	$—
Granted	206,500	0.41
Forfeited	(72,415)	1.04
Expired	(2,366)	11.69
Outstanding as of June 30, 2017	1,508,268	$5.25	7.46	$—
Expected to vest as of June 30, 2017	1,464,822	5.36	7.45	—
Vested as of June 30, 2017	318,500	10.04	7.13	—
During the six months ended June 30, 2017 and 2016, stock options representing the right to acquire 54,250 and 44,100 shares, respectively, vested with an aggregate grant date fair value of $0.1 million and $0.2 million, respectively.
The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on June 30, 2017. The intrinsic value of the Company's stock options changes based on the closing price of the Company's stock. As of June 30, 2017, $2.6 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 2.2 years.
In April 2016, the Board authorized a one-time stock modification program for 1,266,125 outstanding options that were issued prior to January 1, 2016 and held by 45 participants. The participants were offered the opportunity to participate in the modification under a Tender Offer and Consent Solicitation Statement and were given 20 business days to consent to the modification. After the 20 business day solicitation period expired, participants who elected to participate had their stock option exercise prices modified to the closing stock price of the Company's Class A common stock on the first business day subsequent to the 20 day period. The stock modification program did not impact the stock compensation expense recognized in the six months ended June 30, 2016 since the Tender Offer and Consent Solicitation Statement were not sent to the participants until July 29, 2016.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
A summary of performance-based restricted stock units for the six months ended June 30, 2017 is as follows:

	Performance- Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2016	207,500	$1.18
Granted	103,250	0.41
Vested	(9,681)	1.23
Forfeited	(68,819)	6.38
Outstanding as of June 30, 2017	232,250	$1.53
Expected to vest as of June 30, 2017	98,603	0.41
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
In February 2017, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2015 and 2016. As of June 30, 2017, management concluded that it was (i) improbable that the modified performance goals associated with the performance-based restricted stock units granted in 2015 and 2016 would vest and (ii) probable that the performance goals associated with the performance-based restricted stock units granted in 2017 would be met and the corresponding performance-based restricted stock units would vest. During the six months ended June 30, 2017 and 2016, the Company recognized less than $0.1 million of compensation expense in connection with the performance-based restricted stock units.
In April 2016, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2014 and 2015. During the second quarter of 2016, management concluded that it was improbable that the modified performance goals associated with the performance-based units granted in 2014 and 2015 would vest and, consequently, no expense was recognized for the modified options in the six months ended June 30, 2016.
The aggregate grant-date fair value of the performance-based restricted stock units granted during the six months ended June 30, 2017 was less than $0.1 million. As of June 30, 2017, there was less than $0.1 million of total unrecognized compensation cost relating to outstanding performance-based restricted stock units that is expected to be recognized over a weighted-average period of 2.5 years. As of June 30, 2017, 9,681 of the performance-based restricted stock units had vested.
Restricted Stock
Restricted stock granted to independent directors under the Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. There was no restricted stock granted during the six months ended June 30, 2017 or 2016. As of June 30, 2017, there was no restricted stock outstanding.
The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During the six months ended June 30, 2017 and 2016, the Company did not recognize any expense and recognized less than $0.1 million, respectively, of share based compensation expense in connection with the restricted stock.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Unvested Restricted Common Interests in JGW LLC
The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the six months ended June 30, 2017:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2016	9,871	$9.06
Vested in period	—	—
Forfeited	(9,871)	9.06
Outstanding as of June 30, 2017	—	$—
Expected to vest as of June 30, 2017	—	—
As of June 30, 2017, there was no unrecognized compensation cost related to outstanding unvested Restricted Common Interests. Total share-based compensation expense recognized for the six months ended June 30, 2017 and 2016 related to the Restricted Common Interests was less than $0.1 million.
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
In connection with the IPO, Class C Profits Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock. For the three and six months ended June 30, 2017 and 2016, these warrants were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method.
During the three months ended June 30, 2017 and 2016, 1,546,444 and 1,473,893 weighted-average stock options outstanding, respectively, were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method. During the three months ended June 30, 2017 and 2016, 349,052 and 246,651 weighted average performance-based restricted stock units, respectively, were antidilutive and, therefore, excluded from the computation of diluted loss per common share.
During the six months ended June 30, 2017 and 2016, 1,513,052 and 1,404,909 weighted-average stock options outstanding, respectively, were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method. During the six months ended June 30, 2017 and 2016, 253,906 and 227,867 weighted average performance-based restricted stock units, respectively, were antidilutive and, therefore, excluded from the computation of diluted loss per common share.
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
In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net loss attributable to holders of Class A common stock would decrease due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 13,025,743 and 13,047,338 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and the 4,971 and 27,777 weighted average unvested Restricted Common Interests outstanding, respectively, for the three months ended June 30, 2017 and 2016, respectively, were antidilutive and excluded from the computation of diluted loss per common share. Based on these calculations,

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

the 13,043,033 and 13,091,235 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and the 7,407 and 27,777 weighted average unvested Restricted Common Interests outstanding, respectively, for the six months ended June 30, 2017 and 2016, respectively, were antidilutive and excluded from the computation of diluted loss per common share.
The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In thousands, except per share data)
Numerator:
Numerator for basic EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(7,011)	$(10,794)	$(14,209)	$(26,880)
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Numerator for diluted EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(7,011)	$(10,794)	$(14,209)	$(26,880)
Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	15,775,321	15,662,540	15,753,431	15,618,643
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—
Restricted common stock and performance-based restricted stock units	—	—	—	—
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	15,775,321	15,662,540	15,753,431	15,618,643

Basic loss per share of Class A common stock	$(0.44)	$(0.69)	$(0.90)	$(1.72)
Diluted loss per share of Class A common stock	$(0.44)	$(0.69)	$(0.90)	$(1.72)
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
The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, prior period information is reclassified whenever practicable. Additionally, Segment Adjusted EBITDA is not indicative of cash flow generation.
Below is a summary of Segment Adjusted EBITDA, a measure of the Company's segments' profitability.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Subtotal Reportable Segments
	(In thousands)
Three Months Ended June 30, 2017
Segment Adjusted EBITDA	$3,978	$3,643	—	$7,621

Three Months Ended June 30, 2016
Segment Adjusted EBITDA	$3,069	$7,969	—	$11,038

Six Months Ended June 30, 2017
Segment Adjusted EBITDA	$4,846	$7,747	—	$12,593

Six Months Ended June 30, 2016
Segment Adjusted EBITDA	$4,777	$14,247	—	$19,024
The following table presents certain information regarding the Company's business segments.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Consolidated
	(In thousands)
Three Months Ended June 30, 2017
Total revenues	$75,034	$26,375	—	$101,409
Total assets	4,663,791	380,760	—	5,044,551

Three Months Ended June 30, 2016
Total revenues	$55,962	$26,762	—	$82,724
Total assets	4,807,618	366,078	—	5,173,696

Six Months Ended June 30, 2017
Total revenues	$156,986	$49,123	—	$206,109
Total assets	4,663,791	380,760	—	5,044,551

Six Months Ended June 30, 2016
Total revenues	$100,661	$48,640	—	$149,301
Total assets	4,807,618	366,078	—	5,173,696

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Below is a reconciliation of Segments' Adjusted EBITDA, a measure of the Company's segments' profitability for the Company's two reportable segments, to loss before income taxes for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	(In thousands)
Structured Settlements Segment Adjusted EBITDA	$3,978	$3,069
Home Lending Segment Adjusted EBITDA	3,643	7,969
Subtotal Segment Adjusted EBITDA for Reportable Segments	$7,621	$11,038

Securitization-related adjustments:
Unrealized gain (loss) on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	$391	$(16,468)
Interest income from securitized finance receivables	44,459	43,729
Interest income on retained interests in finance receivables	(425)	(5,923)
Servicing income on securitized finance receivables	(1,261)	(1,299)
Interest expense on long-term debt related to securitization and permanent financing trusts	(44,257)	(36,790)
Professional fees relating to securitizations	(1,368)	(1,414)
Credit (provision) for losses associated with permanently financed VIEs	239	(12)
Subtotal of securitization related adjustments	$(2,222)	$(18,177)
Other adjustments:
Share based compensation	$(233)	$(323)
Impact of pre-funding on unsecuritized finance receivables	29	(1,392)
Lease termination, severance and other restructuring related expenses	(4,900)	(1,499)
Debt modification expense	—	(1,807)
Impairment charges and loss on disposal of assets	—	(5,483)
Term loan interest expense	(10,238)	(10,104)
Debt issuance	(130)	(25)
Broker and legal fees incurred in connection with sale of finance receivables	—	(841)
Depreciation and amortization	(1,129)	(1,163)
Loss before income taxes	$(11,202)	$(29,776)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Below is a reconciliation of Segments' Adjusted EBITDA, a measure of the Company's segments' profitability for the Company's two reportable segments, to loss before income taxes for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(In thousands)
Structured Settlements Segment Adjusted EBITDA	$4,846	$4,777
Home Lending Segment Adjusted EBITDA	7,747	14,247
Subtotal Segment Adjusted EBITDA for Reportable Segments	$12,593	$19,024

Securitization-related adjustments:
Unrealized gain (loss) on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	$3,974	$(51,306)
Interest income from securitized finance receivables	90,380	93,544
Interest income on retained interests in finance receivables	(830)	(11,757)
Servicing income on securitized finance receivables	(2,526)	(2,639)
Interest expense on long-term debt related to securitization and permanent financing trusts	(89,668)	(79,827)
Swap termination expense related to securitization entities	—	(3,053)
Professional fees relating to securitizations	(2,706)	(2,846)
Credit (provision) for losses associated with permanently financed VIEs	197	(17)
Subtotal of securitization related adjustments	$(1,179)	$(57,901)
Other adjustments:
Share based compensation	$(425)	$(630)
Impact of pre-funding on unsecuritized finance receivables	3,199	2,861
Lease termination, severance and other restructuring related expenses	(6,167)	(2,739)
Debt modification expense	—	(2,355)
Impairment charges and loss on disposal of assets	—	(5,483)
Term loan interest expense	(20,246)	(20,192)
Debt issuance	—	(28)
Broker and legal fees incurred in connection with sale of finance receivables	(2,423)	(1,555)
Depreciation and amortization	(2,267)	(2,465)
Loss before income taxes	$(16,915)	$(71,463)
22. Cost Savings Activities
In late 2015, the Company initiated a cost reduction plan to reduce excess capacity and improve efficiency within the business units. The associated workforce reductions in connection with the Company's cost savings activities were substantially complete as of June 30, 2016. During the three and six months ended June 30, 2016, the Company incurred $1.5 million and $2.7 million, respectively, in severance charges, which were included within compensation and benefits in the condensed consolidated statements of operations.
The Company recorded lease termination charges of $1.5 million for each of the three and six months ended June 30, 2017, which were included within general and administrative in the condensed consolidated statements of operations. The lease termination charges relate principally to leased offices that the Company ceased using as of June 30, 2017, represent the fair value of the liability at the date use of the leased offices ceased and were determined based on the remaining lease rental payments obligation reduced by estimated sublease income that could be reasonably obtained for the property. The Company may incur additional severance, lease termination and other restructuring costs in future periods as the Company continues to undertake additional efforts to improve efficiency in its business.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Both the severance liability and the lease termination costs are included in accrued expenses and accounts payable on the Company's condensed consolidated balance sheets. A reconciliation of the liabilities associated with the cost reduction plan by reportable segment are as follows:

	Structured Settlements	Home Lending	Consolidated
	(In thousands)
Balance at December 31, 2016	$1,201	$90	$1,291
Payments	(669)	(90)	(759)
Adjustments	1,480		1,480
Balance at June 30, 2017	$2,012	$—	$2,012

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
Consolidated Financial Highlights

	Three Months Ended June 30,		2017 vs. 2016		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(In thousands)
Total revenues	$101,409	$82,724	$18,685	22.6%	$206,109	$149,301	$56,808	38.0%
Total expenses	112,611	112,500	111	0.1	223,024	220,764	2,260	1.0
Loss before income taxes	(11,202)	(29,776)	18,574	62.4	(16,915)	(71,463)	54,548	76.3
Provision (benefit) for income taxes	892	(6,266)	7,158	114.2	4,853	(12,905)	17,758	137.6
Net loss	(12,094)	(23,510)	11,416	48.6	(21,768)	(58,558)	36,790	62.8
Less: net loss attributable to non-controlling interests	(5,083)	(12,716)	7,633	60.0	(7,559)	(31,678)	24,119	76.1
Net loss attributable to The J.G. Wentworth Company	$(7,011)	$(10,794)	$3,783	35.0%	$(14,209)	$(26,880)	$12,671	47.1%

Total TRB purchases	$170,071	$172,645	$(2,574)	(1.5)%	$326,058	$376,329	$(50,271)	(13.4)%
Interest rate locks - volume	$1,624,425	$1,428,427	$195,998	13.7%	$2,789,777	$2,505,524	$284,253	11.3%
Loans closed - volume	$859,939	$845,533	$14,406	1.7%	$1,522,086	$1,413,835	$108,251	7.7%
For the Three Months Ended June 30, 2017
The $18.6 million decrease in our loss before income taxes during the three months ended June 30, 2017 as compared to the same period in 2016 was principally due to a $22.9 million decrease in pre-tax loss from our Structured Settlements segment that was primarily the result of a $17.1 million increase in realized and unrealized gains (losses) on VIE and other finance receivables, long term debt and derivatives driven by a favorable change in realized and unrealized gains on securitized finance receivables, debt, and derivatives. Our Home Lending segment's pre-tax income decreased $4.3 million primarily as a result of a $2.1 million decrease in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs and a $2.6 million increase in advertising expense.
We recorded a consolidated income tax provision during the three months ended June 30, 2017 of $0.9 million compared to a benefit of $6.3 million for the three months ended June 30, 2016. Our overall effective tax rate was (8.0)% for the three months ended June 30, 2017, as compared to an overall effective rate of 21.0% for the three months ended June 30, 2016. The change in the Company's effective tax rate was primarily the result of the differences in the projected book and taxable income along with the impact of the permanent differences for the respective years as of the balance sheet dates. These changes generate a state limitation on the utilization of net operating losses expected to be generated during the current year that are not more likely than not to be realized which also has an impact on the effective tax rate. The Company recorded a valuation allowance in the three months ended September 30, 2016 due to the expectation that some of the deferred tax assets are not more likely than not to be realized. There has been no change to the valuation allowance as of June 30, 2017.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $5.1 million net loss attributable to the non-controlling interests for the three months ended June 30, 2017 represents the non-controlling interests' 45.3% weighted average economic interest in JGW LLC's net loss for the three months ended June 30, 2017. The $12.7 million net loss attributable to the non-controlling interests for the three months ended June 30, 2016 represents the non-controlling interests' 45.6% weighted average economic interest in JGW LLC's net income for the three months ended June 30, 2016.
For the Six Months Ended June 30, 2017
The $54.5 million decrease in our loss before income taxes during the six months ended June 30, 2017 as compared to the same period in 2016 was principally due to a $60.6 million decrease in pre-tax loss from our Structured Settlements segment that was primarily the result of a $56.1 million favorable change in realized and unrealized gains (losses) on VIE and other finance receivables, long term debt and derivatives driven by a favorable change in realized and unrealized gains on securitized finance receivables. Our Home Lending segment's pre-tax income decreased $6.0 million primarily as a result of a $4.5 million increase in advertising expense.
We recorded a consolidated income tax provision during the six months ended June 30, 2017 of $4.9 million compared to a benefit of $12.9 million for the six months ended June 30, 2016. Our overall effective tax rate was (28.7)% for the six months ended June 30, 2017, as compared to an overall effective rate of 18.1% for the six months ended June 30, 2016. The change in the Company's effective tax rate was primarily the result of the differences in the projected book and taxable income along with the impact of the permanent differences for the respective years as of the balance sheet dates. These changes generate a state limitation on the utilization of net operating losses expected to be generated during the current year that are not more likely than not to be realized which also has an impact on the effective tax rate. The Company recorded a valuation allowance in the three months ended September 30, 2016 due to the expectation that some of the deferred tax assets are not more likely than not to be realized. There has been no change to the valuation allowance as of June 30, 2017.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $7.6 million net loss attributable to the non-controlling interests for the six months ended June 30, 2017 represents the non-controlling interests' 45.3% weighted average economic interest in JGW LLC's net loss for the six months ended June 30, 2017. The $31.7 million net loss attributable to the non-controlling interests for the six months ended June 30, 2016 represents the non-controlling interests' 45.6% weighted average economic interest in JGW LLC's net income for the six months ended June 30, 2016.
Regulatory Developments
We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and affect many aspects of our business as set forth more fully under "Part 1, Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in those federal, state and local regulations during the six months ended June 30, 2017.

Structured Settlements
Results of Operations
The table below presents the results of operations for our Structured Settlements segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		2017 vs. 2016		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$46,956	$46,507	$449	1.0%	$95,505	$99,509	$(4,004)	(4.0)%
Realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	23,728	6,623	17,105	258.3	52,831	(3,234)	56,065	1,733.6
Servicing, broker, and other fees	2,898	1,423	1,475	103.7	4,249	2,840	1,409	49.6
Realized and unrealized gains on marketable securities, net	1,452	1,409	43	3.1	4,401	1,546	2,855	184.7
Total revenues	$75,034	$55,962	$19,072	34.1%	$156,986	$100,661	$56,325	56.0%

EXPENSES
Advertising	$11,317	$11,809	$(492)	(4.2)%	$22,677	$23,840	$(1,163)	(4.9)%
Interest expense	56,135	52,335	3,800	7.3	113,251	110,710	2,541	2.3
Compensation and benefits	6,099	8,794	(2,695)	(30.6)	12,704	17,991	(5,287)	(29.4)
General and administrative	5,754	5,191	563	10.8	10,015	10,536	(521)	(4.9)
Professional and consulting	5,545	4,263	1,282	30.1	9,018	7,450	1,568	21.0
Debt issuance	127	545	(418)	(76.7)	2,420	548	1,872	341.6
Securitization debt maintenance	1,356	1,414	(58)	(4.1)	2,678	2,846	(168)	(5.9)
Provision for losses	474	763	(289)	(37.9)	1,274	1,660	(386)	(23.3)
Depreciation and amortization	746	735	11	1.5	1,505	1,611	(106)	(6.6)
Installment obligations expense, net	1,943	1,947	(4)	(0.2)	5,345	2,462	2,883	117.1
Impairment charges	—	5,483	(5,483)	(100.0)	—	5,483	(5,483)	(100.0)
Total expenses	$89,496	$93,279	$(3,783)	(4.1)%	$180,887	$185,137	$(4,250)	(2.3)%
Loss before income taxes	(14,462)	(37,317)	22,855	61.2	(23,901)	(84,476)	60,575	71.7
Provision (benefit) for income taxes	892	(6,266)	7,158	114.2	4,853	(12,905)	17,758	137.6
Net loss	$(15,354)	$(31,051)	$15,697	50.6%	$(28,754)	$(71,571)	$42,817	59.8%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$148,804	$148,019	$785	0.5%	$286,461	$314,403	$(27,942)	(8.9)%
Life contingent structured settlements and annuities	21,267	24,626	(3,359)	(13.6)	39,597	61,926	(22,329)	(36.1)
Total TRB purchases	$170,071	$172,645	$(2,574)	(1.5)%	$326,058	$376,329	$(50,271)	(13.4)%
For the Three Months Ended June 30, 2017
Total revenues for the three months ended June 30, 2017 were $75.0 million, an increase of $19.1 million from $56.0 million for the three months ended June 30, 2016. The increase was primarily attributable to a $17.1 million increase in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives coupled with a $1.5 million increase in servicing, broker, and other fees.

Interest income for the three months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$45,283	$44,378	$905	2.0%
Interest income on installment obligations	491	539	(48)	(8.9)
Interest income on pre-settlement funding transaction receivables	781	1,357	(576)	(42.4)
Interest income on notes receivable	220	205	15	7.3
Other interest income	181	28	153	546.4
Total interest income	$46,956	$46,507	$449	1.0%
The $0.9 million increase in accretion income on finance receivables was primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized assets, partially offset by a decrease in the average outstanding securitized finance receivables balance between the periods. The $0.6 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt, and derivatives for the three months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Day one gains	$24,243	$28,374	$(4,131)	(14.6)%
Losses from changes in fair value subsequent to day one	(906)	(5,118)	4,212	82.3
Total realized and unrealized gains on unsecuritized finance receivables	23,337	23,256	81	0.3
Realized and unrealized losses on interest rate swaps related to warehouse facilities	—	(165)	165	100.0
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	23,337	23,091	246	1.1
Unrealized gains (losses) on securitized finance receivables, debt and derivatives	391	(16,468)	16,859	102.4
Total realized and unrealized gains (losses) on securitized finance receivables, debt and derivatives	391	(16,468)	16,859	102.4
Total realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	$23,728	$6,623	$17,105	258.3%
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
Total realized and unrealized gains on unsecuritized finance receivables for the three months ended June 30, 2017 increased $0.2 million from the three months ended June 30, 2016 primarily due to the $0.2 million loss on interest rate swaps related to warehouse facilities incurred during the three months ended June 30, 2016 for which there was no comparable loss in the current year.
The $16.9 million change in unrealized gains (losses) on securitized finance receivables, debt and derivatives was primarily due to a $16.7 million favorable change in the unrealized loss on our residual interest assets and related debt which were permanently refinanced in September 2016 at which time the Company elected the fair value option for the related debt. Prior to refinancing the residual interest assets, the related debt was held at cost with no associated unrealized gain or loss. In addition to the favorable change related to our residual interest assets and related debt, the change was due to a net $2.4 million favorable change in unrealized gains on other securitized finance receivables, debt and derivatives resulting principally from movements in the fair value discount rates used to value these items. These favorable changes were offset by a $2.2 million unfavorable change in the unrealized loss on the securitized finance receivables, debt and derivatives associated with the Peachtree Structured Settlements LLC permanent financing facility.
Total expenses for the three months ended June 30, 2017 were $89.5 million, a decrease of $3.8 million from total expenses of $93.3 million for the three months ended June 30, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $11.3 million for the three months ended June 30, 2017 from $11.8 million for the three months ended June 30, 2016, primarily due to a $2.5 million decrease in our internet related, direct mailing, and other advertising expenses offset by a $2.0 million increase in our television spend. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our term loan, increased by 7.3% to $56.1 million for the three months ended June 30, 2017 from $52.3 million for the three months ended June 30, 2016. The $3.8 million increase was primarily due to (i) a $2.9 million increase in interest expense associated with the increased debt from the permanent refinancing of the Residual Term Facility in September 2016 and (ii) a $1.9 million increase in interest expense associated with our securitized debt that primarily resulted from an increase in the interest rate used to calculate interest expense, partially offset by a $1.0 million decrease in interest expense on our warehouse lines.
Compensation and benefits expense decreased to $6.1 million for the three months ended June 30, 2017 from $8.8 million for the three months ended June 30, 2016 primarily due to (i) a $1.1 million decrease in salaries, commissions and payroll taxes that resulted from a combination of lower headcount and TRB purchase volume in the three months ended June 30, 2017 compared to the comparable period in the prior year and (ii) a $1.5 million decrease in severance expense between periods. During the three months ended June 30, 2016, we recorded a $1.5 million severance charge related to a headcount reduction of approximately 90 employees.
Professional and consulting costs increased to $5.5 million for the three months ended June 30, 2017 from $4.3 million for the three months ended June 30, 2016. The $1.3 million increase was primarily due to $3.0 million in third party fees incurred in connection with the Company's ongoing deleveraging efforts, offset by (i) a $0.8 million decrease in client-related legal and other professional fees and (ii) a $0.7 million recovery of legal fees.
During the second quarter of 2016, we re-evaluated our projections for our Structured Settlements segment based on lower than anticipated results that were included in the prior year's annual impairment test and a continued decline in the stock price of our Class A common stock. Accordingly, we determined these events constituted a triggering event requiring the Company to test the indefinite-lived trade name and finite-lived customer-relationships intangible assets acquired in connection with the 2011 acquisition of OAC for potential impairment. As a result of this analysis, we determined the trade name and the customer-relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an impairment charge of $5.5 million in our condensed consolidated statements of operations for the three months ended June 30, 2016. The $5.5 million impairment charge was comprised of the following: (i) a $2.8 million write-down of the trade name, and (ii) a $2.7 million write-down of the finite-lived customer relationships. We also determined that the remaining useful lives of our intangible assets within the Structured Settlements reporting unit were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years. We also determined in connection with this analysis that the trade name is a finite-lived asset.
For the Six Months Ended June 30, 2017
Total revenues for the six months ended June 30, 2017 were $157.0 million, an increase of $56.3 million from $100.7 million for the six months ended June 30, 2016. The increase was primarily attributable to a $56.1 million favorable change in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives coupled with a $2.9 million increase in realized and unrealized gains on marketable securities, net, partially offset by a $4.0 million decrease in interest income.
Interest income for the six months ended June 30, 2017 and 2016 consisted of the following:

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$92,155	$95,100	$(2,945)	(3.1)%
Interest income on installment obligations	943	916	27	2.9
Interest income on pre-settlement funding transaction receivables	1,698	3,034	(1,336)	(44.0)
Interest income on notes receivable	436	410	26	6.3
Other interest income	273	49	224	457.1
Total interest income	$95,505	$99,509	$(4,004)	(4.0)%
The $2.9 million decrease in accretion income on finance receivables was primarily due to a decrease in the average outstanding securitized finance receivables balance between the periods, partially offset by an increase in the average fair value discount rate used to calculate interest income on the associated securitized assets. The $1.3 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt, and derivatives for the six months ended June 30, 2017 and 2016 consisted of the following:

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Day one gains	$45,099	$58,337	$(13,238)	(22.7)%
Gains (losses) from changes in fair value subsequent to day one	3,576	(5,667)	9,243	163.1
Total realized and unrealized gains on unsecuritized finance receivables	48,675	52,670	(3,995)	(7.6)
Realized and unrealized gains (losses) on interest rate swaps related to warehouse facilities	182	(1,545)	1,727	111.8
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	48,857	51,125	(2,268)	(4.4)
Unrealized gains (losses) on securitized finance receivables, debt and derivatives	3,974	(51,306)	55,280	107.7
Loss on termination of interest rate swaps related to securitized debt	—	(3,053)	3,053	100.0
Total realized and unrealized gains (losses) on securitized finance receivables, debt and derivatives	3,974	(54,359)	58,333	107.3
Total realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	$52,831	$(3,234)	$56,065	1,733.6%
Total realized and unrealized gains on unsecuritized finance receivables for the six months ended June 30, 2017 decreased $4.0 million from the six months ended June 30, 2016 primarily due to a decrease of $50.3 million, or 13.4%, in TRB purchases, from $376.3 million for the six months ended June 30, 2016 to $326.1 million for the six months ended June 30, 2017.
The $0.2 million gain on interest rate swaps related to warehouse facilities during the six months ended June 30, 2017 was the result of the termination of interest rate swaps with a notional value of $21.8 million that were executed as part of our strategy to hedge interest rate risk. The $1.5 million loss on interest rate swaps related to warehouse facilities during the six months ended June 30, 2016 was the result of the termination of interest rate swaps with a notional value of $75.2 million that were also executed as part of our interest rate hedging strategy.
The $55.3 million change in unrealized gains (losses) on securitized finance receivables, debt and derivatives was primarily due to a $41.6 million favorable change in the unrealized loss on our residual interest assets and related debt which were permanently refinanced in September 2016 at which time the Company elected the fair value option for the related debt. Prior to refinancing the residual interest assets, the related debt was held at cost with no associated unrealized gain or loss. In addition to the favorable change related to our residual interest assets and related debt, the change was due to (i) a net $8.7 million favorable change in unrealized gains on other securitized finance receivables, debt and derivatives resulting principally from movements in the fair value discount rates used to value these items, and (ii) a $5.0 million favorable change in the unrealized loss on the securitized finance receivables, debt and derivatives associated with the Peachtree Structured Settlements LLC permanent financing facility primarily due to an early amortization event that occurred in the first quarter of 2016 which resulted in future excess cash flows being applied to the prepayment of the outstanding debt and derivatives.
There was no loss on the termination of interest rate swaps related to securitized debt during the six months ended June 30, 2017. The $3.1 million loss on derivatives related to securitized debt during the six months ended June 30, 2016 represents the loss on the termination of interest rate swaps related to the PSS securitized debt that had a notional value of $13.8 million.
Realized and unrealized gains on marketable securities, net, were $4.4 million for the six months ended June 30, 2017, an increase of $2.9 million from $1.5 million for the six months ended June 30, 2016, due to higher investment returns on marketable securities. The increase was offset by a corresponding increase in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligation liability. Therefore, increases or decreases in gains on marketable securities do not impact our net (loss) income.
Total expenses for the six months ended June 30, 2017 were $180.9 million, a decrease of $4.3 million from total expenses of $185.1 million for the six months ended June 30, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $22.7 million for the six months ended June 30, 2017 from $23.8 million for the six months ended June 30, 2016, primarily due to a $4.9 million decrease in our internet related, direct mailing, and other advertising expenses offset by a $3.7 million increase in our television spend. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our term loan, increased by 2.3% to $113.3 million for the six months ended June 30, 2017 from $110.7 million for the six months ended June 30, 2016. The $2.5 million increase was primarily due to a $5.8 million increase in interest expense associated with the increased debt from the permanent refinancing of the Residual Term Facility in September 2016, partially offset by (i) a $1.8 million decrease in interest expense on our warehouse lines and (ii) a $1.1 million decrease in interest expense associated with our securitized debt that primarily resulted from a decrease in the interest rate used to calculate interest expense.
Compensation and benefits expense decreased to $12.7 million for the six months ended June 30, 2017 from $18.0 million for the six months ended June 30, 2016 primarily due to (i) a $2.7 million decrease in salaries, commissions and payroll taxes that resulted from a combination of lower headcount and TRB purchase volume in the six months ended June 30, 2017 compared to the comparable period in the prior year and (ii) a $2.4 million decrease in severance expense between periods. During the six months ended June 30, 2016, we recorded a severance charge of $2.4 million related to a headcount reduction of approximately 125 employees.
General and administrative expense decreased to $10.0 million for the six months ended June 30, 2017 from $10.5 million for the six months ended June 30, 2016. The $0.5 million decrease was primarily due to (i) a $1.2 million decrease in client promotional activities and (ii) a $1.1 million decrease in broker fees paid in connection with direct asset sales. This decrease was partially offset by (i) a $1.5 million increase in rent expense associated with lease termination charges incurred during the six months ending June 30, 2017 and (ii) $0.4 million of expenses incurred in connection with moving expenses for the Company's newly executed leasing arrangement.
Professional and consulting costs increased to $9.0 million for the six months ended June 30, 2017 from $7.5 million for the six months ended June 30, 2016. The $1.6 million increase was primarily due to $4.6 million in third party fees incurred in connection with the Company's ongoing deleveraging efforts, offset by (i) a $1.8 million recovery of legal fees and (ii) a $1.3 million decrease in client-related legal and other professional fees.
The Company incurred $2.4 million in debt issuance costs during the six months ended June 30, 2017 compared to $0.5 million for the six months ended June 30, 2016. The $2.4 million of debt issuance costs incurred in the six months ended June 30, 2017 primarily related to fees incurred in connection with the initial close of the 2017-1 securitization transaction. During the six months ended June 30, 2016, the Company incurred $0.5 million of expenses to amend certain provisions of our previously issued securitization debt.
As noted above, during the second quarter of 2016, we tested for potential impairment the Structured Settlements segment's indefinite-lived trade name and finite-lived customer-relationships intangible assets that were acquired in connection with the 2011 acquisition of OAC. As a result of this analysis, we determined the trade name and the customer-relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an impairment charge of $5.5 million in the condensed consolidated statements of operations for the six months ended June 30, 2016. The $5.5 million impairment charge was comprised of the following: (i) a $2.8 million write-down of the trade name and (ii) a $2.7 million write-down of the customer relationships. We also determined that the remaining useful lives of our intangible assets within the Structured Settlements reporting unit were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years. We also determined in connection with this analysis that the trade name is a finite-lived asset.

Home Lending
Results of Operations
The table below presents the results of operations for our Home Lending segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		2017 vs. 2016		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$1,041	$1,054	$(13)	(1.2)%	$1,853	$1,711	$142	8.3%
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	18,481	20,630	(2,149)	(10.4)	32,035	37,286	(5,251)	(14.1)
Changes in mortgage servicing rights, net	1,477	962	515	53.5	5,081	1,839	3,242	176.3
Servicing, broker, and other fees	2,885	1,843	1,042	56.5	5,692	3,895	1,797	46.1
Loan origination fees	2,491	2,273	218	9.6	4,462	3,909	553	14.1
Total revenues	$26,375	$26,762	$(387)	(1.4)%	$49,123	$48,640	$483	1.0%

EXPENSES
Advertising	5,106	2,516	2,590	102.9	$8,946	$4,458	$4,488	100.7%
Interest expense	1,754	1,465	289	19.7	3,021	2,590	431	16.6
Compensation and benefits	12,590	11,704	886	7.6	22,828	21,052	1,776	8.4
General and administrative	1,888	1,788	100	5.6	3,577	3,552	25	0.7
Professional and consulting	426	489	(63)	(12.9)	816	959	(143)	(14.9)
Provision for losses	55	221	(166)	(75.1)	378	912	(534)	(58.6)
Direct subservicing costs	913	610	303	49.7	1,809	1,250	559	44.7
Depreciation and amortization	383	428	(45)	(10.5)	762	854	(92)	(10.8)
Total expenses	$23,115	$19,221	$3,894	20.3%	$42,137	$35,627	$6,510	18.3%
Income before income taxes	3,260	7,541	(4,281)	(56.8)	6,986	13,013	(6,027)	(46.3)
Provision for income taxes	—	—	—	—	—	—	—	—
Net income	$3,260	$7,541	$(4,281)	(56.8)%	$6,986	$13,013	$(6,027)	(46.3)%

Mortgage Originations:
Interest rate locks - units	6,197	5,505	692	12.6%	10,767	9,483	1,284	13.5%
Interest rate locks - volume	$1,624,425	$1,428,427	$195,998	13.7	$2,789,777	$2,505,524	$284,253	11.3
Loans closed - units	3,365	3,230	135	4.2	5,922	5,294	628	11.9
Loans closed - volume	$859,939	$845,533	$14,406	1.7	$1,522,086	$1,413,835	$108,251	7.7

					Balance at 6/30/2017		Balance at 12/31/2016
Mortgage Servicing:
Unpaid principal balance					$4,460,107		$4,060,878
Loan count - servicing					18,612		16,817
Average loan amount					$240		$241
Average interest rate					3.60%		3.57%

For the Three Months Ended June 30, 2017
Total revenues for the three months ended June 30, 2017 were $26.4 million, a decrease of $0.4 million from $26.8 million for the three months ended June 30, 2016. The decrease was primarily attributable to a $2.1 million decrease in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, partially offset by a $1.0 million increase in servicing, broker, and other fees and a $0.5 million favorable change in our MSRs.
In evaluating performance, we net the gains on mortgage loans sold, unrealized gains on mortgage loans held for sale, IRLCs, and associated derivative instruments (i.e., forward sale commitments to deliver mortgage loans and forward sales of MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in our condensed consolidated statements of operations. During the three months ended June 30, 2017, we generated $20.2 million in gross revenue from the sale of mortgage loans, netted against $1.7 million in direct costs, as compared to the three months ended June 30, 2016, when we generated $22.3 million in gross revenue from the sale of mortgage loans, netted against $1.7 million in direct costs.
U.S. GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSRs are subsequently measured at fair value at each reporting period. The increase in the fair value of our MSRs portfolio resulting from: (i) loans sold with servicing rights retained; (ii) the runoff of our MSRs portfolio including payoffs; and (iii) changes in fair valuation inputs and assumptions is included in changes in MSRs, net, in our condensed consolidated statements of operations. During the three months ended June 30, 2017, the fair value of our MSRs increased by $1.6 million due to the $150.3 million net increase in the unpaid principal balance of our MSRs portfolio, which was offset by a $0.1 million decrease in the fair value of MSRs resulting from the change in mortgage interest rates during the period. During the three months ended June 30, 2016, the fair value of our MSRs increased by $1.3 million due to the $142.1 million net increase in the unpaid principal balance of our MSRs portfolio, which was offset by a $0.4 million decrease in the fair value of MSRs resulting from the change in mortgage interest rates during the quarter.
Servicing, broker and other fees represent revenue recognized for servicing mortgage loans for various investors that are based on a contractual percentage of the outstanding principal balance. The primary driver of our servicing revenue is our MSRs portfolio. Servicing, broker and other fees increased to $2.9 million for the three months ended June 30, 2017 from $1.8 million for the three months ended June 30, 2016. The outstanding unpaid principal balance of serviced mortgages was $4.5 billion as of June 30, 2017, an increase of $150.3 million from March 31, 2017 and the outstanding unpaid principal balance of serviced mortgages was $3.3 billion as of June 30, 2016, an increase of $142.1 million from March 31, 2016.
Total expenses for the three months ended June 30, 2017 were $23.1 million, an increase of $3.9 million from total expenses of $19.2 million for the three months ended June 30, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, increased to $5.1 million for the three months ended June 30, 2017 from $2.5 million for the three months ended June 30, 2016, primarily due to a $2.6 million increase in line with the direct-to-consumer growth plan and the response to the competitive environment due to shifts in consumer demand. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Compensation and benefits expense increased to $12.6 million for the three months ended June 30, 2017 from $11.7 million for the three months ended June 30, 2016 primarily due to higher headcount.
The provision for losses for the three months ended June 30, 2017 decreased $0.2 million from the three months ended June 30, 2016 primarily due to a decrease in delinquency rates in our servicing portfolio.
For the Six Months Ended June 30, 2017
Total revenues for the six months ended June 30, 2017 were $49.1 million, an increase of $0.5 million from $48.6 million for the six months ended June 30, 2016. The increase was primarily attributable to a $3.2 million increase in our MSRs coupled with a $1.8 million increase in servicing, broker, and other fees, partially offset by a $5.3 million decrease in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs.
During the six months ended June 30, 2017, we generated $35.7 million in gross revenue from the sale of mortgage loans, netted against $3.7 million in direct costs, as compared to the six months ended June 30, 2016, when we generated $40.1 million in gross revenue from the sale of mortgage loans, netted against $2.8 million in direct costs.
During the six months ended June 30, 2017, the fair value of our MSRs increased by $4.1 million due to the $399.2 million net increase in the unpaid principal balance of our MSRs portfolio, coupled with a $0.9 million increase in the fair value of MSRs resulting from the change in mortgage interest rates at June 30, 2017 as compared to December 31, 2016. During the six months ended June 30, 2016, the fair value of our MSRs increased by $3.2 million primarily due to the $322.4 million net increase in the unpaid principal balance of our MSRs portfolio, but was partially offset by a $1.3 million decrease in the fair value of MSRs resulting from the change in mortgage interest rates at June 30, 2016 as compared to December 31, 2015.
Servicing, broker and other fees increased to $5.7 million for the six months ended June 30, 2017 from $3.9 million for the six months ended June 30, 2016. The primary driver of our servicing revenue is our MSRs portfolio. The outstanding unpaid principal balance of serviced mortgages was $4.5 billion as of June 30, 2017, an increase of $399.2 million from December 31, 2016 and the outstanding unpaid principal balance of serviced mortgages was $3.3 billion as of June 30, 2016, an increase of $322.4 million from December 31, 2015.
Total expenses for the six months ended June 30, 2017 were $42.1 million, an increase of $6.5 million from total expenses of $35.6 million for the six months ended June 30, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, increased to $8.9 million for the six months ended June 30, 2017 from $4.5 million for the six months ended June 30, 2016, primarily due to a $4.5 million increase in line with the direct-to-consumer growth plan and the response to the competitive environment due to shifts in consumer demand. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Compensation and benefits expense increased to $22.8 million for the six months ended June 30, 2017 from $21.1 million for the six months ended June 30, 2016 primarily due to higher headcount and higher commissions resulting from a $108.3 million increase in closed loan production.
The provision for losses for the six months ended June 30, 2017 decreased $0.5 million from the six months ended June 30, 2016 primarily due to a decrease in delinquency rates in our servicing portfolio.
Reconciliation of our Segments' Net (Loss) Income to Net Loss Attributable to The J.G. Wentworth Company
The table below presents a reconciliation of the two reportable Segments' Net (loss) income to Net loss attributable to The J.G. Wentworth Company for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		2017 vs. 2016		Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(In thousands)
Structured Settlements Segment	$(15,354)	$(31,051)	$15,697	50.6%	$(28,754)	$(71,571)	$42,817	59.8%
Home Lending Segment	3,260	7,541	(4,281)	(56.8)	6,986	13,013	(6,027)	(46.3)
Net loss	$(12,094)	$(23,510)	$11,416	48.6%	$(21,768)	$(58,558)	$36,790	62.8%
Less: net loss attributable to non-controlling interests	(5,083)	(12,716)	7,633	60.0	(7,559)	(31,678)	24,119	76.1
Net loss attributable to The J.G. Wentworth Company	$(7,011)	$(10,794)	$3,783	35.0%	$(14,209)	$(26,880)	$12,671	47.1%
Liquidity and Capital Resources
For Structured Settlements, we generate cash by purchasing payment streams which we subsequently securitize, sell or otherwise finance in transactions that are structured to generate cash proceeds to us that exceed the purchase price we paid for those payment streams. These payment streams are generally structured settlements, annuities and lottery winnings. The securitization or sales of the purchased assets in Structured Settlements are normally structured with an "initial close" in which we issue the principal amount of securitized debt and receive: (i) cash in exchange for assets delivered and (ii) restricted cash in exchange for assets to be delivered 60 to 90 days in the future (referred to as the "pre-funding" date). On the pre-funding date, additional assets are delivered to the lenders in return for the lifting of restrictions on the restricted cash. As a result of structuring the securitizations in this fashion, our restricted cash balances have fluctuated significantly depending on the timing of the transactions' initial close and their associated pre-funding dates. We refer to each of these transactions as a monetization event. Historically, securitizations or direct asset sales have generally had two monetization events, but there are times when we opt not to have a pre-funding date, and instead only have a single monetization event, the initial close. In the six months ended June 30, 2016, we completed three monetization events which consisted of (i) a direct asset sale which had two monetization events; and (ii) the pre-funding of a direct asset sale. In the six months ended June 30, 2017, we completed three monetization events which consisted of: (i) one securitization for which the pre-funding was completed in 2017; and (ii) one securitization which had two monetization events.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$23,868	$80,102
Net cash used in investing activities	(626)	(8,121)
Net cash used in financing activities	(49,485)	(91,703)
Net decrease in cash and cash equivalents	$(26,243)	$(19,722)
Cash and cash equivalents at beginning of year	80,166	57,322
Cash and cash equivalents at end of period	$53,923	$37,600
Cash Flow from Operating Activities
Net cash provided by operating activities was $23.9 million for the six months ended June 30, 2017 compared to $80.1 million for the six months ended June 30, 2016. The $56.2 million decrease in the net cash provided by operating activities was primarily due to a $206.4 million decrease in net proceeds from the sale of finance receivables. The decrease in cash provided by operating activities were partially offset by (i) an $86.1 million net increase in cash provided by operating activities resulting from the Home Lending segment's originations and purchases of mortgages held for sale (net of proceeds from the sale of, and principal payments on, mortgage loans held for sale) and (ii) a $46.6 million change in restricted cash and investments as a result of the timing and structure of our monetization events. The other changes in net cash provided by operating activities are non-cash items, primarily consisting of the realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives, gain on sale of finance receivables, accretion of interest income and changes in our deferred income tax position.
Cash Flow from Investing Activities
Net cash used in investing activities was $0.6 million for the six months ended June 30, 2017 compared to $8.1 million for the six months ended June 30, 2016. The $7.5 million decrease in cash used in investing activities was due to the final $7.6 million purchase price payment we made to the former owners of the Home Lending segment during the six months ended June 30, 2016 offset by a $0.1 million decrease in purchases of premises and equipment, net of sales proceeds.
Cash Flow from Financing Activities
Net cash used in financing activities was $49.5 million for the six months ended June 30, 2017 compared to $91.7 million for the six months ended June 30, 2016. The $42.2 million decrease in net cash used in financing activities was primarily attributable to a $10.5 million decrease in repayments of long-term debt and derivatives coupled with a $131.1 million increase in proceeds received from the issuance of VIE long-term debt resulting from our decision to securitize assets during the six months ended June 30, 2017 as compared to completing a direct asset sale during the six months ended June 30, 2016, partially offset by a $100.9 million increase in repayments (net of proceeds) of our revolving credit facilities.
Funding Sources
We utilize several different funding sources to finance our segments and their associated business activities.
Structured Settlements Segment
Structured Settlements and Annuities
We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents and/or through two separate warehouse facilities. On July 24, 2017, we decreased the capacity of our $300.0 million warehouse line of credit to $200.0 million and extended the maturity date of the revolving period for this credit facility through November 30, 2017. There were no changes to the used or unused interest rates. In addition, we have a $100.0 million warehouse facility with a revolving period that ends in May 2018. As of August 14, 2017, our borrowing facilities have an aggregate capacity of $300.0 million. Subsequent to the expiration or termination of our revolving lines of credit, our warehouse facilities have amortization periods ranging from two to 18 months before final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended.

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
We have historically undertaken non-recourse term securitizations or direct asset sales once we have aggregated in our warehouse facilities a sufficient amount of structured settlement and annuity payment streams to undertake a securitization or asset sale. At the close of each such transaction, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations or direct asset sales is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. In the six months ended June 30, 2017, we completed three monetization events which consisted of: (i) one securitization for which the pre-funding was completed in 2017; and (ii) one securitization for which the initial close and pre-funding were completed. On January 20, 2017, we completed the pre-funding associated with the 2016-1 securitization which generated net proceeds to us of $15.9 million. On March 22, 2017, we completed the initial close associated with our 2017-1 securitization with an aggregate note issuance amount of $131.8 million and a deal discount rate of 4.35% which generated net proceeds to us of $15.1 million. On June 12, 2017, we completed the pre-funding for the 2017-1 securitization which generated net proceeds to us of $16.3 million. On August 9, 2017, we completed the initial close associated with our 2017-2 securitization with an aggregate note issuance amount of $144.2 million and a deal discount rate of 3.95% which generated net proceeds to us of $19.8 million.
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
The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 71.6% of the counterparties to structured settlement payment streams that we purchased in 2017 were rated "A3" or better by Moody's. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market or through outright-sale transactions.
Life Contingent Structured Settlements and Life Contingent Annuities
We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with a capacity of $100.0 million that can be increased at the lender's option by $50.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of June 30, 2017, our permanent financing facility had $12.1 million of unused capacity for our life contingent annuity and structured settlement businesses.

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
Credit Facility
We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of June 30, 2017 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matured on August 8, 2017 and was not renewed. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either LIBOR or 1.0% (whichever is greater) plus a spread of 6.0%. If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment has the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019.
The Credit Facility requires us, to the extent that as of the last day of any fiscal quarter there are outstanding balances on the revolving commitment that exceed specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of June 30, 2017 and December 31, 2016, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement was not applicable. Had the leverage ratio requirement been applicable as of June 30, 2017 or December 31, 2016, we would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold.
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

Home Lending Segment
Mortgage Loans Held For Sale
We finance our mortgage loan origination activities primarily through four separate warehouse facilities that had an aggregate capacity of $335.0 million as of June 30, 2017. In July 2017, we decreased the capacity of our $90.0 million warehouse line of credit to $80.0 million. On September 15, 2017, the capacity of the $90.0 million warehouse line of credit will revert to $50.0 million and all other terms remain unchanged. As of August 14, 2017, our borrowing facilities have an aggregate capacity of $325.0 million. We regularly assess our warehouse facilities and adjust the amount and the terms of our committed warehouse lines in light of market conditions.
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
Operating Line of Credit
We maintain a $10.0 million line of credit with a financial institution that is generally renewed annually for a period of 12 months and represents a secured lending facility with our MSRs serving as collateral. In August 2016, we increased the capacity of this line of credit to $10.0 million from $6.0 million and extended the maturity date. We may only draw on $4.0 million of the capacity until we receive regulatory approval, which is not expected prior to the current maturity date.
Going Concern Considerations
In evaluating our ability to continue as a going concern, management considered the conditions and events, considered in the aggregate, that could raise substantial doubt about our ability to continue as a going concern within one year after the date that our interim financial statements are issued, August 14, 2017. Our assessment was based on the relevant conditions that were known and reasonably knowable at the issuance date and included our current financial condition and liquidity sources, forecasted future cash flows, our contractual obligations and commitments and other conditions that could adversely affect our ability to meet our obligations through August 14, 2018. Our assessment considered the likelihood, magnitude and timing of the potential effects of our adverse conditions and events. However, under ASU 2014-15, our initial evaluation cannot take into consideration the potential mitigating event of any plans that have not been fully implemented as of the date that the financial statements are issued. Therefore, in performing the initial step of our assessment, we considered the availability of our warehouse credit facilities for our Structured Settlements and Home Lending Segments only for the commitment periods in place at the assessment date. We did not assume that the warehouse credit facilities will be automatically renewed or replaced unless the renewal or replacement has been executed prior to the date our financial statements are issued or available to be issued. In conjunction with filing our Form 10-Q for the three months ended June 30, 2017, the initial step of our going concern analysis reflects that our current revolving warehouse credit facilities for our Structured Settlements segment expire in less than one year after the date the interim financial statements are issued. However, for the Company's Home Lending segment at least one warehouse facility will be available to the Company for more than one year after the date the interim financial statements are issued. The initial step of our analysis indicates that without warehouse credit facilities for our Structured Settlements segment, our ability to finance guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents alone may not be sufficient to allow us to fund current operations and meet all expected liabilities and obligations within one year after the date that the interim financial statements are issued.
As of June 30, 2017, we had cash and cash equivalents of $53.9 million. We depend on (i) our committed warehouse lines to finance our purchase of structured settlement, annuity, and lottery payment streams prior to their securitization or other financing, (ii) a permanent financing facility for our life contingent structured settlement payments and life contingent annuity payments purchases and (iii) repurchase facilities, participation agreements and warehouse lines of credit with major financial institutions and regional banks to finance our mortgage originations. As of August 14, 2017, our revolving warehouse credit facilities for our Structured Settlements segment had $300.0 million of aggregate capacity which consisted of (i) a $200.0 million syndicated warehouse facility with a revolving period that ends on November 30, 2017 and (ii) a $100.0 million warehouse facility with a revolving period that ends on May 19, 2018. Our ability to fund our current operations and to meet our obligations as they become due in the ordinary course of business for the next 12 months depends on our ability to renew and replace our warehouse facilities on acceptable terms in advance of their expiration date. We have negotiated, on market terms, with a new lender a revolving warehouse credit facility with a $100.0 million capacity and a commitment period of two years from the date of execution, which is collateralized by structured settlement, annuity and lottery receivables. In June 2017, we finalized a term sheet and are presently working on executing definitive documentation. We believe that it is probable that the new revolving warehouse credit facility will be executed and that it is probable that, when available to the Company, the new revolving warehouse credit facility will allow us to operate our Structured Settlements segment in a manner expected to generate and maintain sufficient cash flows to fund our operations and meet all expected liabilities and obligations, including interest payments associated with the term loan, as they become due within one year after the date that the interim financial statements are issued. However, management cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of funding sources, or successfully completing the execution of the credit agreement and whether such actions would generate sufficient liquidity as anticipated.
Consolidated Liquidity Needs
Our primary source of funds for the Structured Settlements and Home Lending segments include secured borrowings in the form of warehouse lines of credit and revolving credit facilities with financial institutions. These credit facilities are generally renewed for a period of 12 to 18 months. In the ordinary course of business, we routinely review our financing needs and adjust our aggregate borrowing capacity in light of current and projected business needs and market conditions. Although we have historically been able to renew or replace these facilities in advance of their maturity to ensure our ongoing liquidity and access to capital, there can be no assurance that we will be able to continue to do so in the future. Further, it is likely that Ginnie Mae will place some restrictions on the assets of Home Lending such that they can only be used for Home Lending's operations and cannot be used for corporate-level purposes. Additionally, due to the risk retention rules from Dodd-Frank, we must retain an additional portion of the credit risk of the assets that we securitize which results in less cash available from each securitization. Despite these restrictions, we believe our cash on hand and cash generated from the purchase and subsequent securitization or direct asset sale of structured settlement, annuity and lottery payment streams and sale of mortgage loans will allow us to meet our current and future liquidity needs in the next 12 months, including interest payments associated with our term loan. However, there can be no assurances that we will be able to continue to securitize or sell our payment streams or mortgage loans at favorable rates. We may also consider selling our pre-settlement assets or financing these or other uncollateralized assets. We may not be able to effect any such or similar measures on commercially reasonable terms or at all and, even if successful, these measures may not allow us to meet our scheduled debt service or debt obligations, and we could over time be forced to seek relief under the U.S. Bankruptcy Code.
Our most significant need for liquidity beyond the next 12 months is the repayment of the principal and interest amounts of our outstanding senior secured term loan. We have engaged a consultant to assist us in evaluating our capital structure and refinancing our outstanding indebtedness. As we disclosed in the Current Report on Form 8-K which we filed with the U.S. Securities and Exchange Commission ("SEC") on April 12, 2017 (the “Form 8-K”), we have engaged in discussions with certain of our lenders regarding a pro-active and consensual deleveraging of our balance sheet to ultimately achieve greater flexibility and improved equity value. The proposals that have been discussed, which were exhibits to the Form 8-K, contemplate issuing an amount of equity to our lenders in exchange for our existing debt that would materially dilute the ownership interests on an equal basis. We have not, to date, reached an agreement on the terms of a possible transaction with our lenders. Nonetheless, we intend to continue to engage our lenders, and continue to have discussions to solicit additional support for a possible deleveraging transaction, but we undertake no obligation to disclose the existence or nature of such discussions until an agreement has been reached between the parties.
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

Contractual Obligations and Commitments
Information regarding our contractual obligations and commitments appears in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference. There have been no material changes in those contractual obligations and commitments, except as described below:
On May 18, 2017, we, through our subsidiary Green Apple Management Company, LLC, entered into an office lease with The GC Net Lease (Wayne) Investors, LLC. A copy of the lease agreement was filed as Exhibit 99.1 on Form 8-K filed with the SEC on May 19, 2017. The office is located at 1200 Morris Drive, Wayne, Pennsylvania. The initial lease period under the agreement runs until June 30, 2028 and requires monthly payments in the amounts of $0.1 million starting January 2018 and increasing to $0.2 million in June 2018.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. In 2016, the FASB issued amendments to this standard (ASU Nos. 2016-8, 2016-10, 2016-11, 2016-12 and 2016-20), which provide further clarification regarding this standard. ASU 2014-09 will replace certain existing revenue recognition guidance when it becomes effective. The original effective date of the guidance was deferred in August 2015 by the issuance of ASU No. 2015-14 and is effective for public entities in the fiscal year beginning after December 15, 2017, including interim reporting periods within that reporting period, and for all other entities in the fiscal year beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management has commenced its implementation activities and determined that the following revenue streams are not impacted by or are excluded from the scope of this ASU: a) interest income, b) realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives, c) realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, d) changes in mortgage servicing rights, net, e) loan servicing fees, and f) realized and unrealized gains (losses) on marketable securities, net. Management is continuing to evaluate the impact of the future adoption of this ASU on our consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity of when an entity has changes to the term or conditions of a share-based payment award, and when an entity should apply modification accounting. This ASU becomes effective for all entities for annual periods, and interim periods, within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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
Structured Settlements Segment
Interest Rate Risk
We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our condensed consolidated statements of operations. As of June 30, 2017, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of June 30, 2017	Impact as of June 30, 2017 of a 100 basis point increase in interest rates	Impact as of June 30, 2017 of a 100 basis point decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$4,220,418	$(265,241)	$290,968
Unsecuritized finance receivables, at fair value	72,213	(6,684)	7,828
VIE and other finance receivables, at fair value	4,292,631	(271,925)	298,796
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	(4,113,296)	240,956	(271,409)
VIE derivative liabilities, at fair value	(45,916)	16,625	(18,155)
Net impact	N/A	$(14,344)	$9,232
These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt and associated VIE derivative liabilities.
In addition to the impact to our consolidated balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized or sold, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the structured settlement payment streams we purchased during the six months ended June 30, 2017, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our loss for the six months ended June 30, 2017 would have been increased by approximately $16.6 million. If instead this increase of 1% in financing costs were to have only affected our June structured settlement payment stream purchases, our loss for the six months ended June 30, 2017 would have been increased by approximately $2.8 million.
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
As of June 30, 2017, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of June 30, 2017	Impact as of June 30, 2017 of a 100 basis point increase in interest rates	Impact as of June 30, 2017 of a 100 basis point decrease in interest rates
	(In thousands)
Mortgage loans held for sale, at fair value	$230,448	$(13,510)	$7,109
Mortgage servicing rights, at fair value	46,778	3,850	(10,516)
Interest rate lock commitments, at fair value	11,256	(22,741)	5,517
Forward sale commitments, at fair value	2,189	35,605	(15,223)
Net impact	N/A	$3,204	$(13,113)
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
Petition to Enforce Civil Investigative Demand
On June 6, 2016, the Consumer Financial Protection Bureau ("CFPB") filed a petition to Enforce Civil Investigative Demand against JGW LLC in the United States District Court for the Eastern District of Pennsylvania; Case No. 2:16-cv-02773-CDJ. The petition states that the CFPB has authority to issue a Civil Investigative Demand ("CID") whenever it has reason to believe that any person may have information relevant to a violation of Federal consumer financial laws, notes the history of the interaction between the CFPB and JGW LLC, and states that JGW LLC has refused to produce any additional materials in response to the third of three CIDs the CFPB served on JGW LLC. The petition requests that the court issue an order requiring JGW LLC to fully comply with the third CID. On July 13, 2016, the court issued an order for JGW LLC, on or before July 27, 2016, to show cause as to why the petition should not be granted. After discussion amongst the parties and petition to the court, on July 22, 2016, the court issued an order noting that JGW LLC would have until August 10, 2016 to file its submission in response to the petition, and that the CFPB would have until August 31, 2016 to file its response. JGW LLC filed its response on August 10, 2016 noting that the CFPB has the burden of demonstrating its authority to issue the CID and that it had failed to do so. The CFPB filed its response to JGW LLC's objection on August 31, 2016, requesting that the court defer to the CFPB’s determination of the scope of its investigative authority. On September 8, 2016 JGW LLC filed its reply and requested oral argument. On June 1, 2017, the CFPB withdrew the third CID, and thereafter notified the court of its withdrawal. On June 9, 2017, the court issued an order dismissing the noted petition. Subsequently, the CFPB issued a new CID to JGW, LLC containing substantially similar requests as the previously withdrawn CID. After a required meeting and conference, the CFPB agreed to limit this newly issued CID to a single request for sample transaction documents. JGW, LLC complied with the single request, while continuing to note its position on the CFPB’s lack of jurisdiction over it. JGW, LLC believes that its practices and those of its subsidiaries are fully compliant with applicable law.
Other Litigation
On February 10, 2015, a competitor filed, in the United States District Court for the Central District of California, Western Division, a complaint alleging that the Company and certain of its affiliates have violated antitrust laws as a result of the 2011 merger between J.G. Wentworth, LLC and Peach Holdings Inc. and post-merger activities, and requested that the court find that there has been a Section 7 violation of the Clayton Act, assets are to be divested, an injunction should be issued and monetary damages should be awarded. After allowing the plaintiff two attempts to amend its original complaint to sustain a viable claim, on February 1, 2016, the court granted our motion to dismiss, with prejudice, and on February 10, 2016, the court entered a judgment accordingly. On February 26, 2016, the plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit; No. 16-55289 (D.C. No. 2:15-cv-00954-BRO-PJW). The parties have completed their briefing on the appeal. The court has set oral argument on the plaintiff’s appeal for October 3, 2017. We believe that the allegations made in the competitor's complaint and the basis for the appeal of the District Court's decision are without merit and intend to vigorously defend these allegations as the matter continues.
On August 3, 2016, Rockpoint Funding, LLC and Rockpoint Strategies, LLC (collectively, the "Plaintiffs") filed in the Superior Court of the State of California for the County of Los Angeles - Central District, Case No.: BC629359, an action against The J.G. Wentworth Company, Green Apple Management Company, LLC, PeachOne Funding SPV, LLC, Peachtree Funding Northeast, LLC and Peachtree Pre-Settlement Funding, LLC (collectively, the "Defendants"). The complaint alleges that the Defendants breached an asset purchase agreement among the parties. Plaintiffs are seeking compensatory damages, attorney's fees, costs and punitive damages. On September 28, 2016, the Defendants filed a demurrer to the allegations and supporting memorandum of points and authorities. On October 13, 2016, the Plaintiffs filed an opposition to the demurrer, and on October 19, 2016, the Defendants filed a reply. On October 26, 2016, the court held a hearing on the demurrer and issued a tentative ruling that granted the demurrer on various counts and overruled the demurrer on others. The court took the matter under advisement after the oral argument and, on November 1, 2016, adopted its tentative ruling as final. The Plaintiffs filed their first amended complaint on December 14, 2016 making similar allegations and adding items believed to be sufficient to sustain their claims. The Defendants then filed a demurrer to the first amended complaint, the Plaintiffs responded and the Defendants filed their associated reply. On February 27, 2017 the court issued its tentative ruling on the demurrer, sustaining the demurrer as relating to the claims for breach of contract, duty of good faith/fair dealing and promissory estoppel, without further leave to amend the complaint, and overruling the demurrer on the breach of duty to negotiate in good faith and negligent misrepresentation claims. The Plaintiffs requested a hearing on the tentative ruling which was held on April 5, 2017. After the hearing, the court adopted its tentative ruling making it final. Thereafter, the Defendants filed an answer denying the Plaintiffs' remaining claims. The parties have updated the court that they are working toward a mutually agreeable settlement of the open claims, and have asked the court for extensions of certain deadlines. The court has not yet responded, and a trial on the matter is tentatively scheduled for December 4, 2017. The Defendants continue to believe that the Plaintiffs' allegations are without merit and intend to defend themselves accordingly.
Item 1A. Risk Factors
Information regarding our risk factors appears in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017), and such information is incorporated herein by reference. There have been no material developments to the risk factors described in our Annual Report on Form 10-K, except as noted below.
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
We have, since March 2014, been served with three CIDs from the CFPB relating to our structured settlement and annuity payment purchasing activities. The CIDs have requested various information and documents, including oral testimony, for the purpose of determining our compliance with federal consumer financial laws. We have provided documents and oral testimony relating to requests in the first two CIDs. In response to the third CID, we discussed the requests with the CFPB and filed a petition to modify or set aside that particular CID. On February 11, 2016, the CFPB denied that request. We then continued our dialogue with the CFPB, but we were unable to reach a mutually satisfactory path forward to satisfy the open requests given our concerns over jurisdiction. As a result, on June 7, 2016, the CFPB filed a Petition to Enforce Civil Investigative Demand relating to the third CID. We filed our response on August 10, 2016, the CFPB filed its response to our objection on August 31, 2016, and on September 8, 2016 we filed our reply and requested oral argument. On June 1, 2017, the CFPB withdrew the third CID, and thereafter notified the court of its withdrawal. On June 9, 2017, the court issued an order dismissing the noted petition. Subsequently, the CFPB issued a new CID containing substantially similar requests as the previously withdrawn CID. After a required meeting and conference, the CFPB agreed to limit this newly issued CID to a single request for sample transaction documents. We complied with the single request, while continuing to note our position on the CFPB’s lack of jurisdiction.
While we believe that the our practices are fully compliant with applicable law, if the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our recurring losses from operations and a possible inability to renew, replace or refinance our warehouse credit facilities may raise substantial doubt regarding our ability to continue as a going concern.
Our recurring losses from operations and a possible inability to renew, replace or refinance our warehouse credit facilities may raise substantial doubt about our ability to continue as a going concern. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and we could over time be forced to seek relief under the U.S. Bankruptcy Code.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
There was no share repurchase activity by the Company during the three months ended June 30, 2017.
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Not applicable.

Item 6.   Exhibits

Exhibit No.	Description
Exhibit 10.16#
Consulting Agreement, dated May 5, 2017, between Attolon Consulting, LLC and The J.G. Wentworth Company. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on May 19, 2017, and incorporated herein by reference.

Exhibit 10.17
Lease by and between The GC Net Lease (Wayne) Investors, LLC and Green Apple Management Company, LLC, dated May 18, 2017. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on May 22, 2017, and incorporated herein by reference.

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

THE J.G. WENTWORTH COMPANY

August 14, 2017	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

August 14, 2017	By:	/s/ Aikaterini Cozza
Aikaterini Cozza
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a).
Exhibit 31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a).
Exhibit 32.1	Chief Executive Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Exhibit 32.2	Chief Financial Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	XBRL Instant Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.