Form 10-Q
period 2017-09-30
J.G. Wentworth Co
filed 2017-11-14
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number: 001-36170
THE J.G. WENTWORTH COMPANY
(Exact name of registrant as specified in its charter)

Delaware	46-3037859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Morris Drive Suite 300 Chesterbrook, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No
The number of shares of the registrant's Class A common stock, par value $0.00001 per share, outstanding was 15,810,703 as of October 31, 2017. The number of shares of the registrant's Class B common stock, par value $0.00001 per share, outstanding was 8,629,738 as of October 31, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements which reflect management's expectations regarding our future growth, results of operations, operational and financial performance and business prospects and opportunities. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are forward-looking statements. You can identify such statements because they contain words such as "plans," "expects" or "does not expect," "budget," "forecasts," "anticipates" or "does not anticipate," "believes," "intends," and similar expressions or statements that certain actions, events or results "may," "could," "would," "might," or "will" be taken, occur or be achieved. Although the forward-looking statements contained in this Quarterly Report on Form 10-Q reflect management's current beliefs based upon information currently available to management and upon assumptions which management believes to be reasonable, actual results may differ materially from those stated in or implied by these forward-looking statements.
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
These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and, except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. These factors should be considered carefully and readers should not place undue reliance on forward-looking statements. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission after the date of this Quarterly Report on Form 10-Q. In addition to those set forth under "Part II, Item 1A. 'Risk Factors'" in this Quarterly Report on Form 10-Q, these risks and uncertainties include, among other things:

•	our entry into a restructuring support agreement (the “Restructuring Support Agreement”) to restructure our long-term debt and equity under chapter 11 of the United States Bankruptcy Code;

•	the risks and uncertainties associated with the bankruptcy process;

•
the plan of reorganization contemplated by the Restructuring Support Agreement (the “Plan”) provides for all existing equity interests of our common stockholders to be canceled and for our common stockholders to lose the full amount of their investment;

•	our ability to satisfy the conditions and milestones contained in the Restructuring Support Agreement;

•	our ability to obtain confirmation of the Plan;

•	the ability of our management to focus on the operation of our business during the pendency of the bankruptcy;

•	our ability to execute on our business strategy;

•	our ability to successfully compete in the industries in which we operate;

•	our dependence on the effectiveness of direct response marketing;

•	our ability to retain and attract qualified senior management;

•	any improper use of or failure to protect the personally identifiable information of past, current and prospective customers to which we have access;

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

The J.G. Wentworth Company
Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2017	December 31, 2016
	(Unaudited)
	(Dollars in thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$54,892	$80,166
Restricted cash and investments	139,979	195,588
VIE finance receivables, at fair value (1)	4,330,264	4,143,903
Other finance receivables, at fair value	20,879	13,134
VIE finance receivables, net of allowances for losses of $8,611 and $9,023, respectively (1)	77,640	85,325
Other finance receivables, net of allowances for losses of $2,010 and $2,061, respectively	7,966	8,619
Other receivables, net of allowances for losses of $268 and $280, respectively	19,687	17,771
Mortgage loans held for sale, at fair value (2)	239,477	232,770
Mortgage servicing rights, at fair value (2)	50,018	41,697
Premises and equipment, net of accumulated depreciation of $12,597 and $10,697, respectively	3,504	4,005
Intangible assets, net of accumulated amortization of $24,082 and $22,778, respectively	21,564	22,868
Goodwill	—	8,369
Marketable securities, at fair value	82,119	76,687
Deferred tax assets, net	—	405
Other assets	61,613	61,600
Total Assets	$5,109,602	$4,992,907

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accrued expenses and accounts payable	$33,697	$28,929
Accrued interest	32,714	28,123
Term loan payable	438,148	431,872
VIE derivative liabilities, at fair value	43,494	50,432
VIE borrowings under revolving credit facilities and other similar borrowings	1,735	56,432
Other borrowings under revolving credit facilities and other similar borrowings	231,002	229,588
VIE long-term debt	59,586	62,939
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,200,824	4,014,450
Other liabilities	51,434	52,448
Deferred tax liabilities, net	2,963	1,415
Installment obligations payable	82,119	76,687
Total Liabilities	$5,177,716	$5,033,315

Commitments and contingencies (Note 18)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,352,775 issued and 15,810,703 outstanding as of September 30, 2017, 16,272,545 issued and 15,730,473 outstanding as of December 31, 2016	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,629,738 issued and outstanding as of September 30, 2017, 8,710,158 issued and outstanding as of December 31, 2016	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	106,060	105,823
Accumulated deficit	(134,148)	(117,622)
	(28,088)	(11,799)
Less: treasury stock at cost, 542,072 shares as of September 30, 2017 and December 31, 2016, respectively	(2,138)	(2,138)
Total stockholders' deficit, The J.G. Wentworth Company	(30,226)	(13,937)
Non-controlling interests	(37,888)	(26,471)
Total Stockholders' Deficit	(68,114)	(40,408)
Total Liabilities and Stockholders' Deficit	$5,109,602	$4,992,907
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
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share and per share data)
REVENUES
Interest income	$47,380	$43,991	$144,737	$145,211
Realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	36,472	(9,104)	89,303	(12,339)
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	22,024	24,495	54,060	61,781
Changes in mortgage servicing rights, net	3,240	1,480	8,321	3,320
Servicing, broker, and other fees	4,489	3,023	14,429	9,758
Loan origination fees	2,867	2,536	7,329	6,445
Realized and unrealized gains on marketable securities, net	2,228	2,376	6,629	3,921
Total revenues	$118,700	$68,797	$324,808	$218,097

EXPENSES
Advertising	$17,582	$13,894	$49,205	$42,191
Interest expense	57,969	54,561	174,241	167,861
Compensation and benefits	22,131	20,792	57,664	59,835
General and administrative	6,840	7,732	20,432	21,822
Professional and consulting	5,691	3,977	15,525	12,386
Debt issuance	2,252	2,584	4,672	3,132
Securitization debt maintenance	1,326	1,380	4,004	4,226
Provision for losses	1,267	2,075	2,919	4,647
Direct subservicing costs	957	493	2,766	1,742
Depreciation and amortization	937	1,182	3,204	3,646
Installment obligations expense, net	2,598	2,817	7,942	5,279
Impairment charges	8,369	—	8,369	5,483
Total expenses	$127,919	$111,487	$350,943	$332,250
Loss before income taxes	(9,219)	(42,690)	(26,135)	(114,153)
(Benefit) provision for income taxes	(2,705)	(3,883)	2,148	(16,787)
Net loss	$(6,514)	$(38,807)	$(28,283)	$(97,366)
Less: net loss attributable to non-controlling interests	(4,200)	(20,094)	(11,757)	(51,773)
Net loss attributable to The J.G. Wentworth Company	$(2,314)	$(18,713)	$(16,526)	$(45,593)

Weighted average shares of Class A common stock outstanding:
Basic	15,810,703	15,663,475	15,772,732	15,633,696
Diluted	15,810,703	15,663,475	15,772,732	15,633,696
Net loss per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(0.15)	$(1.19)	$(1.05)	$(2.92)
Diluted	$(0.15)	$(1.19)	$(1.05)	$(2.92)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(6,514)	$(38,807)	$(28,283)	$(97,366)
Total comprehensive loss	(6,514)	(38,807)	(28,283)	(97,366)
Less: comprehensive loss allocated to non-controlling interests	(4,200)	(20,094)	(11,757)	(51,773)
Comprehensive loss attributable to The J.G. Wentworth Company	$(2,314)	$(18,713)	$(16,526)	$(45,593)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

(Dollars in thousands, except share data)

	Accumulated Other Comprehensive Income	Non- controlling Interest	Accumulated Deficit	Additional Paid-In- Capital	Treasury Stock		Common Stock - Class A		Common Stock - Class B		Total Stockholders' Deficit
					Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2016	$—	$(26,471)	$(117,622)	$105,823	542,072	$(2,138)	15,730,473	$—	8,710,158	$—	$(40,408)
Net loss	—	(11,757)	(16,526)	—	—	—	—	—	—	—	(28,283)
Share-based compensation	—	342	—	413	—	—	—	—	(9,871)	—	755
Capital distributions	—	(178)	—	—	—	—	—	—	—	—	(178)
Issuance of Class A common stock for vested equity awards	—	—	—	—	—	—	9,681	—	—	—	—
Exchange of JGW LLC common interests into Class A common stock	—	176	—	(176)	—	—	70,549	—	(70,549)	—	—
Balance as of September 30, 2017	$—	$(37,888)	$(134,148)	$106,060	542,072	$(2,138)	15,810,703	$—	8,629,738	$—	$(68,114)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(28,283)	$(97,366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses	2,919	4,647
Depreciation	1,900	2,052
Impairment charges	8,369	5,483
Changes in mortgage servicing rights, net	(8,321)	(3,320)
Amortization of finance receivables acquisition costs	12	51
Amortization of intangibles	1,304	1,594
Amortization of debt issuance costs	5,774	11,063
Proceeds from sale of and principal payments on mortgage loans held for sale	2,619,812	2,343,415
Originations and purchases of mortgage loans held for sale	(2,591,803)	(2,462,754)
Change in unrealized gains/losses on finance receivables	(241,310)	(92,880)
Change in unrealized gains/losses on long-term debt	161,447	167,243
Change in unrealized gains/losses on derivatives	(7,078)	3,034
Net proceeds from sale of finance receivables	15,053	271,331
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(54,060)	(61,781)
Purchases of finance receivables	(215,504)	(204,775)
Collections on finance receivables	395,362	404,520
Gain on sale of finance receivables	(2,180)	(69,597)
Recoveries of finance receivables	13	137
Accretion of interest income	(140,388)	(141,885)
Accretion of interest expense	(3,375)	(23,611)
Share-based compensation expense	755	997
Change in marketable securities	(6,629)	(3,921)
Installment obligations expense, net	7,942	5,279
Deferred income taxes, net	1,952	(16,787)
Decrease (increase) in operating assets:
Restricted cash and investments	55,609	(7,809)
Other assets	15,539	8,236
Other receivables	(1,907)	(1,547)
Increase in operating liabilities:
Accrued expenses and accounts payable	4,768	8,464
Accrued interest	4,591	3,934
Other liabilities	1,499	7
Net cash provided by operating activities	$3,782	$53,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from investing activities:
Final payment on purchase of Home Lending	$—	$(7,630)
Purchases of premises and equipment, net of sales proceeds	(1,399)	(754)
Net cash used in investing activities	$(1,399)	$(8,384)
Cash flows from financing activities:
Capital distributions	$(178)	$—
Issuance of VIE long-term debt	279,835	216,806
Payments for debt issuance costs	(1,351)	(1,133)
Payments on capital lease obligations	(40)	(37)
Repayments of long-term debt and derivatives	(251,281)	(390,980)
Gross proceeds from revolving credit facilities	2,756,910	2,583,134
Repayments of revolving credit facilities	(2,811,552)	(2,423,504)
Issuance of installment obligations payable	9,994	3,472
Purchase of marketable securities	(9,994)	(3,472)
Repayments of installment obligations payable	(12,504)	(13,966)
Proceeds from sale of marketable securities	12,504	13,966
Net cash used in financing activities	$(27,657)	$(15,714)
Net (decrease) increase in cash and cash equivalents	(25,274)	29,356
Cash and cash equivalents at beginning of year	80,166	57,322
Cash and cash equivalents at end of period	$54,892	$86,678

Supplemental disclosure of cash flow information:
Cash paid for interest	$166,960	$176,633
Cash paid for income taxes	$208	$101
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$14,732	$11,404
Mortgage loans subject to repurchase rights from Ginnie Mae	$(1,691)	$(5,798)
Exchange of LLC Common Interests for shares of Class A common stock	$(176)	$321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Background, Basis of Presentation and Significant Accounting Policies
Organization and Description of Business Activities
The J.G. Wentworth Company (the "Corporation") is a Delaware holding company that was incorporated on June 21, 2013. The Corporation operates through its managing membership in The J.G. Wentworth Company, LLC ("JGW LLC"), the Corporation's sole operating asset. JGW LLC is a controlled and consolidated subsidiary of the Corporation whose sole asset is its membership interest in J.G. Wentworth, LLC. The "Company" refers collectively to the Corporation and, unless otherwise stated, all of its subsidiaries. The Company, operating through its subsidiaries and affiliates, has its principal offices in Chesterbrook, Pennsylvania and Woodbridge, Virginia.
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the amounts of revenues and expenses during the reporting periods. The most significant balance sheet accounts that could be affected by such estimates are variable interest entity ("VIE") finance receivables, at fair value; other finance receivables, at fair value; mortgage loans held for sale, at fair value; mortgage servicing rights, at fair value; intangible assets, net of accumulated amortization; goodwill; VIE derivative liabilities, at fair value; and VIE long-term debt issued by securitization and permanent financing trusts, at fair value. Actual results could differ from those estimates and such differences could be material. These condensed consolidated financial statements should be read in conjunction with the Company's 2016 audited consolidated financial statements that are included in its Annual Report on Form 10-K.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.9% and 45.1%, respectively, as of September 30, 2017. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.6% and 45.4%, respectively, as of December 31, 2016.
Net loss attributable to the non-controlling interests in the Company's condensed consolidated statements of operations represents the portion of loss attributable to the economic interest in JGW LLC held by entities and individuals other than the Corporation. The allocation of net loss attributable to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling interests' weighted average economic interests in JGW LLC for the three months ended September 30, 2017 and 2016 were 45.1% and 45.4%, respectively. The non-controlling interests' weighted average economic interests in JGW LLC for the nine months ended September 30, 2017 and 2016 were 45.2% and 45.5%, respectively.
The net loss attributable to The J.G. Wentworth Company in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 does not necessarily reflect the Corporation's weighted average economic interests in JGW LLC for the respective periods because the majority of the benefit for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the three months ended September 30, 2017, $2.8 million of the $2.7 million total tax benefit was specifically attributable to The J.G. Wentworth Company. The remaining $0.1 million tax provision relates to the Company’s subsidiaries. For the three months ended September 30, 2016, $5.5 million of the $3.9 million total tax benefit was specifically attributable to The J.G. Wentworth Company. The remaining $1.6 million tax provision relates to the Company’s subsidiaries. For the nine months ended September 30, 2017, $2.1 million of the $2.1 million total tax provision was specifically attributable to The J.G. Wentworth Company. The remaining tax provision of less than $0.1 million relates to the Company’s subsidiaries. For the nine months ended September 30, 2016, $16.5 million of the $16.8 million total tax benefit was specifically attributable to The J.G. Wentworth Company. The remaining $0.3 million tax benefit relates to the Company’s subsidiaries. Refer to Note 15 for a description of the Company's income taxes.
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
Going Concern
In accordance with the Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification ("ASC") Subtopic 205-40 Going Concern ("ASC 205-40"), management must evaluate whether there are conditions or events, considered in the aggregate, that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its evaluation, management is not able to take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. However, when the relevant conditions or events, considered in the aggregate, initially indicate that substantial doubt may exist, management may consider in its evaluation whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.
As we disclosed in the Current Report on Form 8-K which we filed with the U.S. Securities and Exchange Commission ("SEC") on November 9, 2017 (the “Form 8-K”) the Corporation along with four of its direct and indirect subsidiaries, JGW LLC, J.G. Wentworth, LLC, JGW Holdings, Inc., and Orchard Acquisition Company, LLC (collectively, the “Company Parties”) entered into a restructuring support agreement (“Restructuring Support Agreement “) with certain lenders and certain members of JGW LLC to support a comprehensive restructuring of the Company’s long-term debt and existing equity (the “Restructuring”). The Restructuring is expected to be implemented through a pre-packaged Chapter 11 plan of reorganization (the “Plan”) pursuant to cases (the “Chapter 11 Cases”) commenced under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Company expects ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 Cases. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including, amongst others, the failure to meet specified milestones relating to

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

filing of the Chapter 11 Cases and confirmation and consummation of the Plan, as well as in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 21 days after entry by the Bankruptcy Court of an order confirming the Plan. The Plan is expected to be subject to certain conditions, including the obtaining of certain regulatory and third party approvals.
In evaluating the Company's ability to continue as a going concern, management considered the conditions and events, including the above factors, that could raise substantial doubt about our ability to continue as a going concern within one year after the date that our condensed consolidated financial statements are issued, November 14, 2017. There are certain material conditions we must satisfy under the Restructuring Support Agreement, including timely meeting specified milestones related to the solicitation of votes to approve the Plan, commencement of the Chapter 11 Cases, confirmation of the Plan, and consummation of the Plan. The Company's ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond the Company's control. Based on this assessment, management has concluded that the Company’s entry into the Restructuring Support Agreement, which is expected to be effectuated through a pre-packaged Chapter 11 plan of reorganization, raises substantial doubt about the Company’s ability to continue as a going concern, which will not be alleviated before the Company emerges from the Chapter 11 Cases.
Notwithstanding the substantial doubt regarding the Company’s ability to continue as a going concern, the accompanying condensed consolidated financial statements included in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.
Significant Accounting Policies
There have been no significant changes to the Company's accounting policies as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

2. Recently Adopted Accounting Pronouncements
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which is effective for public business entities for interim and annual periods beginning after December 15, 2020 and for all other entities for periods beginning after December 15, 2021. Under ASU 2017-04, Step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new guidance, companies will perform their annual, or interim, goodwill impairment test by comparing the reporting unit’s carrying value, including goodwill, to the fair value. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption of ASU 2017-04 is permitted for all entities for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 for its interim goodwill impairment test performed as of September 30, 2017 (see Note 3) as the interim evaluation during the three months ended September 30, 2017 identified events and circumstances that indicated it was more likely than not that the fair value of the reporting unit was less than its carrying value. The adoption of ASU 2017-04 does not impact the Company’s eligibility to continue to take advantage of the extended transition periods afforded to emerging growth companies under the JOBS Act.
There were no other accounting pronouncements adopted during the three months ended September 30, 2017.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

3. Goodwill and Intangible Assets
The goodwill of the Company consists of $0.0 million and $8.4 million related to the Home Lending segment as of September 30, 2017 and December 31, 2016, respectively. There is no goodwill related to the Structured Settlements segment as of September 30, 2017 and December 31, 2016.
Intangible assets subject to amortization include the following as of:

	Structured Settlements		Home Lending
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
September 30, 2017
Database	$4,609	$(4,443)	$—	$—
Customer relationships	16,096	(15,869)	—	—
Domain names	486	(470)	—	—
Trade name	613	(315)	1,095	(917)
Affinity relationships	—	—	9,547	(2,068)
Intangible assets subject to amortization	$21,804	$(21,097)	$10,642	$(2,985)

December 31, 2016
Database	$4,609	$(4,356)	$—	$—
Customer relationships	16,096	(15,750)	—	—
Domain names	486	(461)	—	—
Trade name	613	(157)	1,095	(700)
Affinity relationships	—	—	9,547	(1,354)
Intangible assets subject to amortization	$21,804	$(20,724)	$10,642	$(2,054)
As of September 30, 2017 and December 31, 2016, the carrying value of Home Lending's indefinite-lived licenses and approvals intangible asset was $13.2 million.
Amortization of intangible assets is included in depreciation and amortization in the Company's condensed consolidated statements of operations. Amortization expense for the three months ended September 30, 2017 and 2016 was $0.4 million and $0.5 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $1.3 million and $1.6 million, respectively.
Estimated future amortization expense for amortizable intangible assets for the three months ending December 31, 2017 and for each of the succeeding five calendar years and thereafter is as follows:

Estimated Future Amortization Expense
(In thousands)
Remainder of 2017	$439
2018	1,560
2019	1,035
2020	957
2021	954
2022	954
Thereafter	2,465
Total future amortization expense	$8,364
As discussed in Note 2, the Company early adopted ASU 2017-04 for its interim goodwill impairment test performed as

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

of September 30, 2017. During the three months ended September 30, 2017, the Company re-evaluated its internal projections for its Home Lending reporting unit based on continued lower than anticipated profitability results, a reduction of its warehouse facilities and contemplation by the Company Parties of entering into the Restructuring Support Agreement and the related Restructuring which is expected to be effectuated through a pre-packaged Chapter 11 plan of reorganization. Accordingly, the Company determined these events constituted a triggering event requiring the Company to: (i) test the related indefinite-lived licenses and approvals intangible asset for impairment under ASC 350-30, (ii) test the related asset groups including the finite-lived intangible assets, which include the trade name and the affinity relationships, for impairment under ASC 360-10 and (iii) perform a goodwill impairment analysis.
The fair value of the indefinite-lived licenses and approvals intangible asset was determined by utilizing the with and without valuation methodology, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the with and without valuation methodology incorporated multi-year revenue projections, out of pocket costs and lag time to obtain licenses and approvals to originate loans. Key assumptions utilized in the fair value analysis included the following: (i) projected long-term growth rates in revenues, (ii) a discount rate, developed using a cost of equity analysis and (iii) an adjustment to reflect the tax amortization benefits under Section 197 of the Internal Revenue Code. As a result of this analysis, the fair value of the indefinite-lived licenses and approvals intangible asset exceeded their carrying value.
To test the related asset groups, which include the trade name and affinity relationships finite-lived intangible assets, the Company compared the undiscounted cash flows associated with the Home Lending reporting unit to the its carrying value as permitted under ASC 360-10. Key assumptions utilized in the recoverability test included the following: (i) projected long-term growth rates in revenue and (ii) terminal year cash flows capitalized using the cost of equity analysis less terminal growth rate. The results of the recoverability test indicated the estimated undiscounted cash flows of the Home Lending reporting unit exceeded its carrying value and, therefore, an impairment of the asset groups was not recorded as of September 30, 2017.
To estimate the fair value of Home Lending reporting unit, we used a combination of the income (i.e. discounted cash flow) and market approaches. The income approach utilized multi-year cash flow projections, which required considerable management judgment and estimates, that incorporated (i) projected long-term growth rates and (ii) a discount rate based on a cost of equity analysis which reflected a reconciliation of the fair value of the individual reporting units to the Company's total market capitalization and the estimated fair value of the Company's term loan. The market approach estimated the reporting unit's fair value based on various prices and financial ratios from similar publicly traded companies and market transactions. Based on the Company's goodwill assessment, the implied fair value of the Home Lending reporting unit was less than its carrying value and, as a result, we recorded a goodwill impairment charge of $8.4 million in the condensed consolidated statements of operations, representing all of the goodwill associated with the Home Lending reporting unit for the three and nine months ended September 30, 2017.
The fair value of the Structured Settlement finite-lived trade name intangible asset was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the "relief from royalty" method was used, which incorporated multi-year revenue projections. Key assumptions utilized in the fair value analysis included the following: (i) projected long-term growth rates in revenues directly attributable to the trade name, (ii) a discount rate, developed using cost of equity analysis and (iii) a royalty rate based on an analysis of royalty licensing data. As a result of this analysis, the fair value of the Structured Settlement finite-lived trade name exceeded its fair value.
During the nine months ended September 30, 2016, the Company determined the indefinite-lived trade name and the finite-lived customer relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an intangible assets impairment charge of $5.5 million comprised of $2.8 million for the indefinite-lived trade name and $2.7 million for the finite-lived customer relationships in its condensed consolidated statements of operations. The Company also determined that its trade name asset was a finite-lived intangible asset, and, consequently, a useful life of three years was assigned to the asset, which is the period the Company expects the asset to contribute directly or indirectly to future cash flows of the Company. Further, the Company determined that the remaining useful lives of its finite-lived intangible assets within the Structured Settlements reporting unit, namely databases and customer relationships, were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years.
While management believes the assumptions used in its impairment assessment are reasonable and will continuously evaluate for future potential impairment indicators, there can be no assurance that estimates and assumptions made for purposes of impairment testing will prove to be accurate predictions of the future. Less than anticipated revenues generated by the Company's reporting units, an increase in the discount rate, and/or a decrease in the internal projected revenues used in the discounted cash flow model, among other items, could result in future impairment charges.

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
The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either (i) market indices that are highly correlated with the spreads from the Company's previous securitizations and asset sales or (ii) the Company's most recent securitization or asset sale if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Trusts, such as years to maturity and credit grade. The debt's fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt's fair value. The debt's fair value interest rates are blended using the debt's principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables' asset cash flows. In addition, the Company considers transformation costs and profit margin associated with its securitizations to derive the fair value of its finance receivables' asset cash flows. The finance receivables' residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate calculated rate (9.27% and 9.75% as of September 30, 2017 and December 31, 2016, respectively, with a weighted average life of 20 years as of both dates) that is derived from the fair value interest rates of the related debt.
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
For Life Contingent Structured Settlements ("LCSS") receivables, the Company uses the calculated spreads based on the principal market for the assets, reflecting the assumptions the Company believes market participants would use in pricing the asset, which is also used to determine the fair value of the debt cash flows.
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
Term loan payable — The estimated fair value of the term loan payable is based on market price quotations obtained from third parties.
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
The following table sets forth the Company's assets and liabilities that are carried at fair value on the Company's condensed consolidated balance sheets as of:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
September 30, 2017:
Assets
Marketable securities, at fair value	$79,832	$2,287	$—	$82,119
VIE and other finance receivables, at fair value	—	—	4,351,143	4,351,143
Mortgage loans held for sale, at fair value	—	239,477	—	239,477
Mortgage servicing rights, at fair value	—	—	50,018	50,018
Interest rate lock commitments, at fair value (1)	—	—	16,268	16,268
Forward sale commitments, at fair value (1)	—	1,848	—	1,848
Total Assets	$79,832	$243,612	$4,417,429	$4,740,873

Liabilities
VIE derivative liabilities, at fair value	$—	$43,494	$—	$43,494
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,200,824	4,200,824
Total Liabilities	$—	$43,494	$4,200,824	$4,244,318
(1) Included in other assets on the Company's condensed consolidated balance sheets.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2016
Assets
Marketable securities, at fair value	$74,421	$2,266	$—	$76,687
VIE and other finance receivables, at fair value	—	—	4,157,037	4,157,037
Mortgage loans held for sale, at fair value	—	232,770	—	232,770
Mortgage servicing rights, at fair value	—	—	41,697	41,697
Interest rate lock commitments, at fair value (1)	—	—	6,072	6,072
Forward sale commitments, at fair value (1)	—	659	—	659
Total Assets	$74,421	$235,695	$4,204,806	$4,514,922

Liabilities
VIE derivative liabilities, at fair value	$—	$50,432	$—	$50,432
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,014,450	4,014,450
Total Liabilities	$—	$50,432	$4,014,450	$4,064,882
(1) Included in other assets on the Company's condensed consolidated balance sheets.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the Company's quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(In thousands)
September 30, 2017
Assets
VIE and other finance receivables, at fair value	$4,351,143	Discounted cash flow	Discount rate	2.99% - 10.23% (3.81%)
Mortgage servicing rights, at fair value	50,018	Discounted cash flow	Discount rate	9.50% - 14.65% (10.07%)
			Prepayment speed	6.05% - 23.30% (8.81%)
			Cost of servicing	$65 - $90 ($73)
Interest rate lock commitments, at fair value	16,268	Internal model	Pull-through rate	5.91% - 99.63% (63.06%)
Total Assets	$4,417,429

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$4,200,824	Discounted cash flow	Discount rate	1.71% - 10.23% (3.75%)
Total Liabilities	$4,200,824

December 31, 2016
Assets
VIE and other finance receivables, at fair value	$4,157,037	Discounted cash flow	Discount rate	3.16% - 12.77% (4.32%)
Mortgage servicing rights, at fair value	41,697	Discounted cash flow	Discount rate	9.50% - 14.06% (10.11%)
			Prepayment speed	6.04% - 21.82% (7.96%)
			Cost of servicing	$65 - $90 ($73)
Interest rate lock commitments, at fair value	6,072	Internal model	Pull-through rate	37.25% - 97.00% (79.53%)
Total Assets	$4,204,806

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$4,014,450	Discounted cash flow	Discount rate	1.47% - 11.91% (4.25%)
Total Liabilities	$4,014,450
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017 and 2016 were as follows:

	VIE and other finance receivables, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value	Total
	(In thousands)
Balance as of December 31, 2016	$4,157,037	$41,697	$6,072	$4,204,806
Total included in earnings (losses):			0
Unrealized gains	241,310	8,321	16,268	265,899
Realized gain on sale of finance receivable	2,180	—	—	2,180
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	215,504	—	—	215,504
Interest accreted	131,837	—	—	131,837
Payments received	(381,672)	—	—	(381,672)
Sale of finance receivables	(15,053)	—	—	(15,053)
Transfers to other balance sheet line items	—	—	(6,072)	(6,072)
Transfers in (out) of Level 3	—	—	—	—
Balance as of September 30, 2017	$4,351,143	$50,018	$16,268	$4,417,429
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
September 30, 2017	$241,310	$8,321	$16,268	$265,899

Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$4,420,368
Total included in earnings:			0
Unrealized gains	92,880	3,320	13,346	109,546
Realized gain on sale of finance receivable	69,597	—	—	69,597
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	204,775	—	—	204,775
Interest accreted	131,392	—	—	131,392
Payments received	(384,478)	—	—	(384,478)
Sale of finance receivables	(271,331)	—	—	(271,331)
Transfers to other balance sheet line items	—	—	(4,934)	(4,934)
Transfers in (out) of Level 3	—	—	—	—
Balance as of September 30, 2016	$4,228,982	$32,607	$13,346	$4,274,935
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
September 30, 2016	$92,880	$3,320	$13,346	$109,546

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017 and 2016 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2016	$4,014,450
Total included in (earnings) losses:
Unrealized losses	161,447
Issuances	279,835
Interest accreted	(6,505)
Repayments	(248,403)
Transfers in (out) of Level 3	—
Balance as of September 30, 2017	$4,200,824
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
September 30, 2017	$161,447

Balance as of December 31, 2015	$3,928,818
Total included in (earnings) losses:
Unrealized losses	167,243
Issuances	216,806
Interest accreted	(26,864)
Repayments	(240,340)
Transfers in (out) of Level 3	—
Balance as of September 30, 2016	$4,045,663
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
September 30, 2016	$167,243

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Realized and unrealized gains and losses included in revenues in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 are reported in the following asset line items:

	VIE and other finance receivables and long-term debt, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value
	(In thousands)
Three Months Ended September 30, 2017
Net gains included in revenues	$34,004	$3,240	$16,268
Unrealized gains relating to assets and long-term debt still held as of end of period	$32,346	$3,240	$16,268

Nine Months Ended September 30, 2017
Net gains included in revenues	$82,043	$8,321	$16,268
Unrealized gains relating to assets and long-term debt still held as of end of period	$79,863	$8,321	$16,268

Three Months Ended September 30, 2016
Net (losses) gains included in revenues	$(14,238)	$1,480	$13,346
Unrealized (losses) gains relating to assets and long-term debt still held as of end of period	$(29,616)	$1,480	$13,346

Nine Months Ended September 30, 2016
Net (losses) gains included in revenues	$(4,766)	$3,320	$13,346
Unrealized (losses) gains relating to assets and long-term debt still held as of end of period	$(74,363)	$3,320	$13,346

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company discloses fair value information about financial instruments, whether or not recorded at fair value on the Company's condensed consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company's financial instruments were as follows:

	September 30, 2017		December 31, 2016
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
	(In thousands)
Financial assets:
VIE and other finance receivables, at fair value	$4,351,143	$4,351,143	$4,157,037	$4,157,037
VIE and other finance receivables, net of allowance for losses (1)	84,086	85,606	88,300	93,944
Other receivables, net of allowance for losses (1)	19,687	19,687	17,771	17,771
Mortgage loans held for sale, at fair value	239,477	239,477	232,770	232,770
Mortgage servicing rights, at fair value	50,018	50,018	41,697	41,697
Marketable securities, at fair value	82,119	82,119	76,687	76,687
Interest rate lock commitments, at fair value (2)	16,268	16,268	6,072	6,072
Forward sale commitments, at fair value (2)	1,848	1,848	659	659
Financial liabilities:
Term loan payable (1)	214,636	438,148	242,730	431,872
VIE derivative liabilities, at fair value	43,494	43,494	50,432	50,432
VIE borrowings under revolving credit facilities and other similar borrowings (1) (3)	2,258	1,735	58,798	56,432
Other borrowings under revolving credit facilities and other similar borrowings (1)	230,597	231,002	229,221	229,588
VIE long-term debt (1)	57,118	59,586	57,268	62,939
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,200,824	4,200,824	4,014,450	4,014,450
Installment obligations payable (1)	82,119	82,119	76,687	76,687
(1) These represent financial instruments not recorded on the condensed consolidated balance sheets at fair value. Such financial instruments would be classified as Level 3 within the fair value hierarchy.
(2) Included in other assets on the Company's condensed consolidated balance sheets.
(3) The carrying amount includes the unamortized portion of the debt issuance costs in connection with the JGW V borrowing facility.

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

	September 30, 2017	December 31, 2016
	(In thousands)
Maturity value	$6,691,841	$6,584,344
Unearned income	(2,340,698)	(2,427,307)
Net carrying amount	$4,351,143	$4,157,037
Encumbrances on VIE and other finance receivables, at fair value were as follows:

Encumbrance	September 30, 2017	December 31, 2016
	(In thousands)
VIE long-term debt issued by securitization and permanent financing trusts (2)	$4,325,032	$4,060,069
$100.0 million credit facility (JGW-S III) (1)	—	27,966
$200.0 million credit facility (JGW V) (1)	5,232	55,868
Encumbered VIE finance receivables	4,330,264	4,143,903
Unencumbered	20,879	13,134
Total VIE and other finance receivables, at fair value	$4,351,143	$4,157,037
(1) Refer to Note 10.
(2) Refer to Note 13.
As of September 30, 2017 and December 31, 2016, the unsecuritized finance receivables, at fair value, were $26.1 million and $97.0 million, respectively, and were included within VIE finance receivables, at fair value and other finance receivables, at fair value on the Company's condensed consolidated balance sheets.
In March 2017, the Company entered into an Asset Sale Facility agreement (the "Asset Sale Facility") to sell up to $50.0 million of discounted total receivable balances ("TRB") purchases, which can be increased to $75.0 million by mutual agreement of the parties, and has a duration of one year. During the three months ended September 30, 2017, the Company sold $11.1 million of TRB purchases pursuant to the Asset Sale Facility, which was accounted for as a direct asset sale, for $6.2 million, and the Company recognized a $0.5 million gain. During the nine months ended September 30, 2017, the Company sold $19.8 million of TRB purchases pursuant to the Asset Sale Facility, which was accounted for as a direct asset sale, for $11.9 million, and the Company recognized a $1.0 million gain. The gains were included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sale.
On June 30, 2017, the Company executed a second Asset Sale Facility agreement (the "Second Asset Sale Facility") to sell up to $5.0 million of discounted TRB purchases, which can be increased to $25.0 million by mutual agreement of the parties, and has a duration of one year. On September 28, 2017, the Company increased the capacity of its Second Asset Sale Facility to $15.0 million. During the three and nine months ended September 30, 2017, the Company sold $20.6 million of TRB purchases pursuant to the Second Asset Sale Facility, which was accounted for as a direct asset sale, for $3.1 million, and the Company recognized a $1.1 million gain. The gains were included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sale.
In February 2016, the Company completed a sale of the first pool of assets associated with its 2016-1 direct asset sale in which $151.5 million of TRB purchases were sold for $91.3 million, and the Company recognized a $21.7 million gain. In April 2016, the Company completed a sale of the second pool of assets associated with its 2016-1 direct asset sale in which $115.8 million of TRB purchases were sold for $70.0 million and realized an $18.6 million gain. In June 2016, the Company completed a sale of the first pool of assets associated with its 2016-2 direct asset sale in which $81.3 million of TRB purchases were sold for $50.8 million. In conjunction with this transaction, the Company realized a $13.9 million gain. In August 2016, the Company completed a sale of the second pool of assets associated with its 2016-2 direct asset sale in which $93.6 million of TRB purchases were sold for $59.2 million, and the Company realized a $15.4 million gain. The aforementioned gains were included in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

consolidated statement of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sales.
The Company services certain finance receivables it sold to third parties. Servicing fee revenue related to those receivables is included in servicing, broker, and other fees in the Company's condensed consolidated statements of operations, and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Servicing fee income	$249	$245	$751	$679

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

6. VIE and Other Finance Receivables, net of Allowance for Losses
The Company did not elect the fair value option for VIE and other finance receivables, net of allowance for losses, which consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Structured settlements and annuities	$65,275	$67,872
Less: unearned income	(39,572)	(42,030)
	25,703	25,842
Lottery winnings	58,803	63,957
Less: unearned income	(14,505)	(16,799)
	44,298	47,158
Pre-settlement funding transactions	26,180	31,853
Less: unearned income	(358)	(441)
	25,822	31,412
Attorney cost financing	404	616
Less: unearned income	—	—
	404	616
VIE and other finance receivables	96,227	105,028
Less: allowance for losses	(10,621)	(11,084)
VIE and other finance receivables, net of allowances	$85,606	$93,944
Encumbrances on VIE and other finance receivables, net of allowance for losses, were as follows:

Encumbrance	September 30, 2017	December 31, 2016
	(In thousands)
VIE long-term debt (1)	$65,951	$69,354
VIE and encumbered securitized debt	65,951	69,354
VIE unencumbered assets	11,689	15,971
Non-VIE unencumbered assets	7,966	8,619
Unencumbered	19,655	24,590
Total VIE and other finance receivables, net of allowances	$85,606	$93,944
(1) Refer to Note 12.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Activity in the allowance for losses for VIE and other finance receivables is as follows:

	Structured settlements and annuities	Lottery winnings	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
Three Months Ended September 30, 2017
Allowance for losses:
Balance as of June 30, 2017	$93	$—	$10,625	$284	$11,002
Provision for loss	3	1	575	—	579
Charge-offs	(9)	(1)	(955)	—	(965)
Recoveries	5	—	—	—	5
Balance as of September 30, 2017	$92	$—	$10,245	$284	$10,621

Nine Months Ended September 30, 2017
Allowance for losses:
Balance as of December 31, 2016	$93	$—	$10,707	$284	$11,084
Provision (credit) for loss	10	(12)	1,855	—	1,853
Charge-offs	(24)	12	(2,317)	—	(2,329)
Recoveries	13	—	—	—	13
Balance as of September 30, 2017	$92	$—	$10,245	$284	$10,621

Individually evaluated for impairment	$92	$—	$1,900	$284	$2,276
Collectively evaluated for impairment	—	—	8,345	—	8,345
Balance as of September 30, 2017	$92	$—	$10,245	$284	$10,621

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,611	$44,298	$114	$120	$70,143
Collectively evaluated for impairment	—	—	15,463	—	15,463
Balance as of September 30, 2017	$25,611	$44,298	$15,577	$120	$85,606

Three Months Ended September 30, 2016
Allowance for losses:
Balance as of June 30, 2016	$68	$—	$9,863	$284	$10,215
Provision for loss	23	11	1,377	—	1,411
Charge-offs	(1)	(11)	(544)	—	(556)
Recoveries	5	—	—	—	5
Balance as of September 30, 2016	$95	$—	$10,696	$284	$11,075

Nine Months Ended September 30, 2016
Allowance for losses:
Balance as of December 31, 2015	$69	$—	$10,013	$284	$10,366
(Credit) provision for loss	(79)	7	3,144	—	3,072
Charge-offs	(32)	(7)	(2,461)	—	(2,500)
Recoveries	137	—	—	—	137
Balance as of September 30, 2016	$95	$—	$10,696	$284	$11,075

Individually evaluated for impairment	$95	$—	$2,533	$284	$2,912
Collectively evaluated for impairment	—	—	8,163	—	8,163
Balance as of September 30, 2016	$95	$—	$10,696	$284	$11,075

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,731	$48,575	$32	$372	$74,710
Collectively evaluated for impairment	—	—	21,466	—	21,466
Balance as of September 30, 2016	$25,731	$48,575	$21,498	$372	$96,176
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
Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to interest income. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of September 30, 2017 and December 31, 2016, the Company had discontinued recognition of income on pre-settlement funding transactions in the amount of $12.0 million and $14.7 million, respectively, and attorney cost financing receivables in the amount of $0.4 million and $0.4 million, respectively.
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
The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	September 30, 2017	December 31, 2016
	(In thousands)
2009	$394	$690
2010	1,688	1,848
2011	2,979	3,891
2012	3,495	4,279
2013	2,952	5,390
2014	12,446	13,085
2015	2,226	2,670
Total	$26,180	$31,853
Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing in the amounts of $10.2 million and $0.3 million, respectively, as of September 30, 2017, and in the amounts of $10.7 million and $0.3 million, respectively, as of December 31, 2016.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
September 30, 2017
Structured settlements and annuities	$14	$12	$144	$170	$25,441	$25,611	$—
Lottery winnings	2	1	259	262	44,036	44,298	—
Total	$16	$13	$403	$432	$69,477	$69,909	$—

December 31, 2016
Structured settlements and annuities	$11	$5	$88	$104	$25,645	$25,749	$—
Lottery winnings	—	4	205	209	46,949	47,158	—
Total	$11	$9	$293	$313	$72,594	$72,907	$—
Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

7. Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Unpaid principal balance of mortgage loans held for sale	$231,406	$230,261
Fair value adjustment	8,071	2,509
Mortgage loans held for sale, at fair value	$239,477	$232,770
A reconciliation of the changes in mortgage loans held for sale, at fair value, is presented in the following table:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$232,770	$124,508
Originations and purchases of mortgage loans held for sale, net of fees	2,591,803	2,462,754
Proceeds from sale of and principal payments on mortgage loans held for sale	(2,619,812)	(2,343,415)
Net change in fair value of mortgage loans held for sale	34,716	64,643
Balance at end of period	$239,477	$308,490
As the named servicer, the Company has the option to purchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. In accordance with ASC 860, Transfers and Servicing, the Company recorded an asset and a corresponding liability, included within other assets and other liabilities on the Company's condensed consolidated balance sheets, equal to the principal amount of the loans of $38.0 million and $39.7 million as of September 30, 2017 and December 31, 2016, respectively.
For the three months ended September 30, 2017 and 2016, the Company repurchased $2.8 million and $1.2 million, respectively, of mortgage loans from Ginnie Mae securitization pools with the intent to re-pool them into new Ginnie Mae securitizations or otherwise to sell to third-party investors.
For the nine months ended September 30, 2017 and 2016, the Company repurchased $10.5 million and $13.8 million, respectively, of mortgage loans from Ginnie Mae securitization pools with the intent to re-pool them into new Ginnie Mae securitizations or otherwise to sell to third-party investors.
The Company did not have any mortgage loans held for sale on non-accrual status or any mortgage loans held for sale greater than 90 days past due as of September 30, 2017 or December 31, 2016.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The activity in the loan servicing and repurchase reserve was as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$3,010	$2,575
Provision for loan servicing and repurchases	1,066	1,576
Write-offs, net	(1,375)	(1,553)
Balance at end of period	$2,701	$2,598
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

8. Mortgage Servicing Rights, at Fair Value
The activity of MSRs was as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$41,697	$29,287
Additions due to loans sold, servicing retained	14,732	11,404
Reductions due to loan payoffs and foreclosures	(6,033)	(5,007)
Fair value adjustment	(378)	(3,077)
Balance at end of period	$50,018	$32,607
The unpaid principal balance of mortgage loans serviced was $4.9 billion as of September 30, 2017 and $4.1 billion as of December 31, 2016.
The key assumptions used in determining the fair value of the Company's MSRs were as follows:

	September 30, 2017	December 31, 2016
Range (Weighted Average)
Discount rate	9.50% - 14.65% (10.07%)	9.50% - 14.06% (10.11%)
Prepayment speed	6.05% - 23.30% (8.81%)	6.04% - 21.82% (7.96%)
Cost of servicing	$65 - $90 ($73)	$65 - $90 ($73)
The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Discount rate:
Effect on value - 100 basis points adverse change	$(1,874)	$(1,612)
Effect on value - 200 basis points adverse change	$(3,617)	$(3,109)
Prepayment speed:
Effect on value - 5% adverse change	$(840)	$(686)
Effect on value - 10% adverse change	$(1,655)	$(1,370)
Cost of servicing:
Effect on value - 5% adverse change	$(378)	$(327)
Effect on value - 10% adverse change	$(756)	$(653)
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

9. Term Loan Payable
The Company has a senior secured credit facility (the "Credit Facility") that consists of a term loan (the "Term Loan") with an outstanding principal balance of $449.5 million as of September 30, 2017 and December 31, 2016. There are no principal payments due on the Term Loan until its maturity in February 2019. The Credit Facility's revolving commitment of $20.0 million matured in August 2017, with an outstanding principal balance of $0.0 million, and was not renewed. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility.
At each interest reset date, the Company has the option to elect that the Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the Term Loan accrues at either LIBOR or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at Prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of September 30, 2017 and December 31, 2016, the interest rate on the Term Loan was 7.31% and 7.00%, respectively, as it is currently a Eurodollar loan. The revolving commitment had the same interest rate terms as the Term Loan. In addition, the revolving commitment was subject to an unused fee of 0.5% per annum and provided for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.
The Credit Facility required the Company, to the extent that as of the last day of any fiscal quarter there were outstanding balances on the revolving commitment that exceeded specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. The total leverage ratio was calculated by dividing total funded debt (as defined in the Credit Facility) less unrestricted cash and cash equivalents by Consolidated Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (as defined in the Credit Facility) for the period of the four fiscal quarters most recently ended. As of September 30, 2017, the maximum total leverage ratio is no longer applicable because the revolving commitment under the Credit Facility matured in August 2017 and was not renewed. The maximum required total leverage ratio was 4.75 to 1.00 as of December 31, 2016. As of December 31, 2016, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. Had the leverage ratio requirement been applicable as of December 31, 2016, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold.
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
Interest expense relating to the Term Loan for the three months ended September 30, 2017 and 2016 was $10.5 million and $10.2 million, respectively. Interest expense relating to the Term Loan for the nine months ended September 30, 2017 and 2016 was $30.8 million and $30.4 million, respectively.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
VIE borrowings under revolving credit facilities and other similar borrowings on the Company's condensed consolidated balance sheets consist of the following as of:

	Entity	September 30, 2017	December 31, 2016
		(In thousands)
$100.0 million variable funding note facility with interest payable monthly (6.50% as of December 31, 2016), and is collateralized by JGW-S III, LLC's ("JGW-S III") structured settlements receivables. JGW-S III is charged monthly an unused fee of 0.75% per annum for the undrawn balance of its line of credit. This facility was terminated on September 25, 2017.	JGW-S III	$—	$18,912
$200.0 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate is 3.30% plus either the LIBOR or the Commercial Paper rate depending on the lender (4.75% at September 30, 2017 and 3.92% and 4.43% at December 31, 2016); Tranche B rate is 5.80% plus LIBOR (7.25% as of September 30, 2017 and 6.42% at December 31, 2016). The commitment period ends on November 30, 2017 and is collateralized by JGW V, LLC's ("JGW V") structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	1,735	37,520
$75.0 million variable funding note facility with interest payable monthly (7.00% as of September 30, 2017). The commitment period ends on September 24, 2019 and is collateralized by JGW VIII, LLC's ("JGW VIII") structured settlements and annuity receivables. JGW VIII is charged monthly an unused fee of 1.00% per annum for the undrawn balance of its line of credit.(1)	JGW VIII	—	—
Total VIE borrowings under revolving credit facilities and other similar borrowings		$1,735	$56,432
(1) As a result of adopting ASU 2015-03 & ASU 2015-15, debt issuance costs related to a recognized debt liability are deducted from the carrying amount of that debt liability or shown as an asset in instances where revolving credit facilities have been temporarily paid down at period end.
As of September 30, 2017, the JGW VIII facility had no outstanding borrowings. The unamortized portion of the debt issuance costs in connection with the JGW VIII borrowing facility was $1.0 million, which was included within other assets on the Company's condensed consolidated balance sheets as of September 30, 2017.
Interest expense, including unused fees, for the three months ended September 30, 2017 and 2016 related to VIE borrowings under revolving credit facilities and other borrowings was $1.7 million and $1.4 million, respectively. Interest expense, including unused fees, for the nine months ended September 30, 2017 and 2016 related to VIE borrowings under revolving credit facilities and other similar borrowings was $5.0 million and $6.6 million, respectively.
In January 2016, the Company terminated a $50.0 million credit facility which had no outstanding balance as of December 31, 2015. The facility had an original maturity date of October 2, 2016 and was collateralized by JGW IV, LLC's structured settlement and annuity receivables. Interest was payable monthly at the rate of LIBOR plus an applicable margin and there was an unused fee of 0.50% per annum for the undrawn balance of this line of credit. No fees were paid to terminate this facility. The Company expensed $0.5 million of unamortized debt issuance costs during the nine months ended September 30, 2016 in connection with the termination of this credit facility, which was included in interest expense in the Company's condensed consolidated statements of operations.
In May 2016, the Company terminated its $100.0 million credit facility for JGW VII. The facility had an original maturity date of November 15, 2016 and was collateralized by JGW VII, LLC's structured settlement, annuity and lottery receivables. The Company expensed $1.1 million of unamortized debt issuance costs during the nine months ended September 30, 2016 in connection with the termination of this credit facility, which was included in interest expense in the Company's condensed consolidated statements of operations.
In May 2016, the Company modified the terms of its $300.0 million multi-tranche and lender credit facility, extending the commitment termination date from July 24, 2016 to July 24, 2017 and changing the facility termination date to November 30, 2017. As part of the modification, the base interest rate on each tranche was increased by 0.30%. The Company incurred $1.5 million in debt issuance costs in connection with the modification which will be amortized over the life of the facility and included in interest expense in the Company's condensed consolidated statements of operations.

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
The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of September 30, 2017 and December 31, 2016 was 4.96% and 5.00%, respectively.
11. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
The Company had the following lines of credit with various financial institutions, which primarily are used for the funding of mortgage loans held for sale, as of:

	September 30, 2017	December 31, 2016
	(In thousands)
$95.0 million warehouse line of credit maturing on February 9, 2018 with an interest rate of LIBOR plus 2.35%, subject to a floor of 2.50% (3.58% as of September 30, 2017 and 3.07% as of December 31, 2016) and a non-usage fee of 0.25%.	$67,509	$65,565
$100.0 million warehouse line of credit maturing on August 15, 2018 with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.40% (3.38% as of September 30, 2017 and 2.97% as of December 31, 2016). The facility does not incur a non-usage fee.	70,278	39,140
$95.0 million warehouse line of credit maturing on November 15, 2018 with an interest rate of LIBOR plus 2.60%, subject to a floor of 3.10% (3.83% as of September 30, 2017 and 3.32% as of December 31, 2016) and a non-usage fee of 0.25%.	89,215	39,347
$25.0 million warehouse line of credit with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.50% (2.87% as of December 31, 2016) and a non-usage fee of 0.25%. The facility matured on February 5, 2017.	—	13,057
$100.0 million warehouse line of credit with an interest rate of LIBOR plus 2.25% (2.97% as of December 31, 2016). The facility did not incur a non-usage fee. The facility was terminated in March 2017.	—	68,479
$10.0 million operating line of credit maturing August 15, 2018 with an interest rate of Prime plus 0.50%, subject to a floor of 5.00% (5.00% as of September 30, 2017 and December 31, 2016) and a non-usage fee of 0.50%.	4,000	4,000
Total other borrowings under revolving credit facilities and other similar borrowings	$231,002	$229,588
In August 2016, the Company increased the capacity of its $6.0 million operating line of credit to $10.0 million. The Company may only draw on a balance of $4.0 million until regulatory approval is obtained, which is not expected prior to the current maturity date.
In August 2017, the Company terminated its $50.0 million warehouse line of credit that was scheduled to mature on May 11, 2018.
In October 2017, the Company increased the capacity of its $100.0 million warehouse line of credit to $150.0 million, and all other terms remain unchanged.
On January 11, 2018, the capacity of the $95.0 million warehouse line of credit will revert to $70.0 million through its maturity date of November 15, 2018, and all other terms remain unchanged.
Interest expense, including unused fees, for the three months ended September 30, 2017 and 2016 related to other borrowings under revolving credit facilities and other similar borrowings was $2.3 million and $1.7 million, respectively. Interest expense, including non-usage fees, for the nine months ended September 30, 2017 and 2016 related to other borrowings under revolving credit facilities and other similar borrowings was $5.3 million and $4.0 million, respectively.
The weighted average interest rate on outstanding other borrowings under revolving credit facilities and other similar borrowings as of September 30, 2017 and December 31, 2016 was 3.65% and 2.86%, respectively.
As of September 30, 2017, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. The above agreements also contain covenants which include certain financial requirements, including maintenance

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of September 30, 2017. Additionally, as of September 30, 2017, the Company had pledged MSRs as collateral under its operating line of credit.
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

	September 30, 2017	December 31, 2016
	(In thousands)
PLMT Permanent Facility	$35,092	$37,630
Long-Term Pre-settlement Facility	5,118	5,427
2012-A Facility	581	708
LCSS Facility (2010-C)	11,636	12,015
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$59,586	$62,939
PLMT Permanent Facility
The Company has a $75.0 million floating rate asset-backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The interest rate on this loan was 2.49% and 1.87% at September 30, 2017 and December 31, 2016, respectively. The loan matures on October 30, 2040.
The debt agreement with the counterparty requires Peachtree Lottery Master Trust ("PLMT") to hedge the notional amount of the debt with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value, on the Company's condensed consolidated balance sheets.
Long-Term Pre-settlement Facility
In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions, of which $5.1 million and $5.4 million principal amount remained outstanding as of September 30, 2017 and December 31, 2016, respectively. In June 2016, the maturity date of each of the notes was extended until the sale of the collateral, at which point the proceeds will be distributed to the holders of the notes in full satisfaction of the Company's debt obligations. To the extent that there are sufficient cash receipts from collateralized pre-settlement funding transactions to pay for interest and principal due on the notes, interest expense will be recognized monthly on the notes at a rate of 9.25% per annum.
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
Interest expense for the three months ended September 30, 2017 and 2016 related to VIE long-term debt was $1.6 million and $7.3 million, respectively. Interest expense for the nine months ended September 30, 2017 and 2016 related to VIE long-term debt was $4.7 million and $15.9 million, respectively.
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
During the nine months ended September 30, 2017, the Company completed the pre-funding associated with the 2016-1 securitization, the initial close and pre-funding associated with the 2017-1 securitization transaction and the initial close and pre-funding associated with the 2017-2 securitization transaction which were registered under Rule 144A. The following table summarizes these securitization transactions:

	2017-2	2017-1	2016-1
	(Bonds issued in millions)
Issue date	8/9/2017	3/22/2017	10/26/2016
Bonds issued	$144.2	$131.8	$117.3
Receivables securitized	2,201	2,129	1,943
Deal discount rate	3.95%	4.35%	3.89%
Retained interest %	5.50%	5.50%	5.50%
Class allocation (Moody's)			0
Aaa	84.25%	84.75%	84.00%
Baa2	10.25%	9.75%	10.50%
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes notes issued by securitization trusts and permanent financing trusts for which the Company has elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, on the Company's condensed consolidated balance sheets:

	September 30, 2017		December 31, 2016
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
	(In thousands)
Securitization trusts	$3,505,757	$3,716,941	$3,460,820	$3,550,503
Permanent financing VIEs	431,833	483,883	445,339	463,947
Total VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$3,937,590	$4,200,824	$3,906,159	$4,014,450
Interest expense for the three months ended September 30, 2017 and 2016 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $41.9 million and $33.9 million, respectively. Interest expense for the nine months ended September 30, 2017 and 2016 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $128.5 million and $110.6 million, respectively.
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
As of September 30, 2017 and December 31, 2016, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the three months ended September 30, 2017, and 2016, the Company did not terminate any interest rate swaps. During the nine months ended September 30, 2017 and 2016, and in connection with its securitizations and direct asset sales, the Company terminated interest rate swaps with notional values of $21.8 million and $75.2 million, respectively. The total gain (loss) on the termination of interest rate swaps for the nine months ended September 30, 2017 and 2016 was $0.2 million and $(1.5) million, respectively. There was no unrealized loss for interest rate swaps for the three and nine months ended September 30, 2017 and 2016. The realized and unrealized gains (losses) associated with these interest rate swaps were recorded in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
The Company also has interest rate swaps to manage its exposure to changes in interest rates related to its VIE long-term debt issued by securitization and permanent financing trusts. As of September 30, 2017 and December 31, 2016, the Company had eight outstanding swaps, as of both periods, for its VIE long-term debt with a total notional amount of $132.5 million and $156.6 million, respectively. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to one-month LIBOR plus an applicable margin.
These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset-backed loans in amortization. As of September 30, 2017, the terms of these interest rate swaps range from approximately 4.8 to 18.3 years. For the three months ended September 30, 2017 and 2016, the amount of unrealized gain recognized was $1.1 million and $2.5 million, respectively. For the nine months ended September 30, 2017 and 2016, the amount of unrealized gain (loss) recognized was $3.7 million and $(0.3) million, respectively. These gains (losses) were recorded in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Additionally, the Company has interest rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC ("PSS"), a permanent financing VIE, and PLMT. As of September 30, 2017, the Company had 134 outstanding swaps for PSS and PLMT with a total notional amount of $170.1 million. As of December 31, 2016, the Company had 137 outstanding swaps for PSS and PLMT with a total notional amount of $181.2 million. The Company pays fixed rates ranging from 4.90% to 8.70% and receives floating rates equal to one-month LIBOR rate plus an applicable margin.
The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset-backed loans in amortization. As of September 30, 2017, the terms of the interest rate swaps for PSS and PLMT range from less than one month to approximately 16.8 years. During the three months ended September 30, 2017 and 2016, the Company did not terminate any interest rate swaps for PSS and PLMT. During the nine months ended September 30, 2017, the Company did not terminate any interest rate swaps for PSS and PLMT. During the nine months ended September 30, 2016, the Company terminated an interest rate swap for PSS with a notional value of $13.8 million and recorded a loss on the termination of $3.1 million. For the three months ended September 30, 2017 and 2016, the amount of unrealized loss recognized was $1.4 million and $2.6 million, respectively. For the nine months ended September 30, 2017 and 2016, the amount of unrealized gain (loss) recognized was $3.4 million and $(2.7) million, respectively. These gains (losses) were recorded in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives in the Company's condensed consolidated statements of operations.
The notional amounts and fair values of interest rate swaps were as follows as of:

		September 30, 2017		December 31, 2016
Entity	Securitization	Notional Amount	Fair Value	Notional Amount	Fair Value
		(In thousands)
321 Henderson I, LLC	2004-A A-1	$16,210	$(1,181)	$20,265	$(1,610)
321 Henderson I, LLC	2005-1 A-1	33,297	(3,554)	39,548	(4,495)
321 Henderson II, LLC	2006-1 A-1	6,347	(509)	7,969	(714)
321 Henderson II, LLC	2006-2 A-1	10,135	(1,335)	12,011	(1,654)
321 Henderson II, LLC	2006-3 A-1	8,851	(1,115)	11,832	(1,394)
321 Henderson II, LLC	2006-4 A-1	9,632	(661)	12,378	(965)
321 Henderson II, LLC	2007-1 A-2	20,956	(3,512)	22,942	(3,965)
321 Henderson II, LLC	2007-2 A-3	27,076	(5,990)	29,606	(6,664)
PSS	—	129,578	(19,982)	137,361	(22,190)
PLMT	—	40,561	(5,655)	43,792	(6,781)
Total		$302,643	$(43,494)	$337,704	$(50,432)
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The notional amounts and fair values associated with IRLCs and forward sale commitments were as follows as of:

	September 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Derivative Assets:
Interest rate lock commitments	$767,540	$16,268	$355,870	$6,072
Forward sale commitments	650,000	1,848	406,000	659
Total	$1,417,540	$18,116	$761,870	$6,731
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
The Company's overall effective tax rate was (8.2)% for the nine months ended September 30, 2017, as compared to an overall effective rate of 14.7% for the nine months ended September 30, 2016. The effective tax rate for the Corporation for the nine months ended September 30, 2017 and 2016 was (14.8)% and 26.5%, respectively. The effective tax rate for JGW LLC for the nine months ended September 30, 2017 and 2016 was (0.2)% and 0.6%, respectively.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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
As of September 30, 2017, there were 16,352,775 shares of Class A common stock issued and 15,810,703 shares outstanding. Additionally, there were 8,629,738 shares of Class B common stock issued and outstanding as of September 30, 2017. There were no shares of Class C common stock issued or outstanding as of September 30, 2017.
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
Preferred Stock
The Company's certificate of incorporation provides that the Board of Directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of September 30, 2017 and December 31, 2016.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Warrants Issued to PGHI Corp.
In connection with the IPO and the related restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were canceled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 Profits Interests of JGW LLC entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 Profits Interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. No warrants were exercised during the nine months ended September 30, 2017 or 2016.
JGW LLC Operating Agreement
Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the nine months ended September 30, 2017 and 2016, 70,549 and 195,445 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 70,549 and 195,445 shares of the Class A common stock pursuant to the operating agreement, respectively.
17. Non-Controlling Interests
The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the nine months ended September 30, 2017 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total

Balance as of December 31, 2016	15,730,473	13,070,781	28,801,254
Common Interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock	70,549	(70,549)	—
Issuance of Class A common stock for vested equity awards	9,681	—	9,681
Common Interests forfeited	—	(9,871)	(9,871)
Balance as of September 30, 2017	15,810,703	12,990,361	28,801,064
The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

18. Commitments and Contingencies
Arrangements
The Company had an arrangement (the "Arrangement") with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also has a borrowing agreement (the "Borrowing Agreement") with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of September 30, 2017 and December 31, 2016, the amount owed from the counterparty pursuant to this Borrowing Agreement is $11.2 million and $10.8 million, respectively, is earning interest at an annual rate of 5.35% and is included in Other receivables, net of allowance for losses, on the Company's condensed consolidated balance sheets.
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

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of September 30, 2017 and December 31, 2016 approximated $767.5 million and $355.9 million, respectively.
19. Share-based Compensation
Under the Company's 2013 Omnibus Incentive Plan (the "Plan"), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of September 30, 2017, 1.1 million shares of unissued Class A common stock were available to grant under the Plan.
During the nine months ended September 30, 2017, the Company granted non-qualified stock options and performance-based restricted stock units to its employees. The Company recognizes compensation cost, net of a forfeiture rate, in compensation and benefits expense in the Company's condensed consolidated statements of operations only for those awards that are expected to vest. The forfeiture rate is estimated based on historical experience taking into account its expectations about future forfeitures.
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
The fair value of stock option awards granted during the nine months ended September 30, 2017 was estimated using the Black-Scholes valuation model and included the following assumptions:

Nine Months Ended September 30, 2017
Fair value	$0.19
Risk-free interest rate	2.07%
Expected volatility	43.58%
Expected life of options in years	6.5
Expected dividend yield	—
The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the nine months ended September 30, 2017 and 2016, the Company recognized $0.9 million and $0.8 million of share-based compensation expense, respectively, in connection with the stock options issued under the Plan.
A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in Millions)
Outstanding as of December 31, 2016	1,376,549	$5.77	7.73	$—
Granted	206,500	0.41
Forfeited	(74,117)	1.11
Expired	(8,472)	8.99
Outstanding as of September 30, 2017	1,500,460	$1.68	7.24	$—
Expected to vest as of September 30, 2017	1,448,184	1.73	7.23	—
Vested as of September 30, 2017	143,633	8.74	7.20	—

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2017 and 2016, stock options representing the right to acquire 73,400 and 135,050 shares, respectively, vested with an aggregate grant date fair value of $0.2 million and $0.7 million, respectively.
The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on September 30, 2017. The intrinsic value of the Company's stock options changes based on the closing price of the Company's stock. As of September 30, 2017, $2.3 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 2.0 years.
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
Pursuant to the approved stock modification program, on August 29, 2016, the exercise price of the outstanding options to purchase an aggregate of 147,963 shares of Class A common stock by all persons, other than a key executive officer of the Company as described in detail below, was modified to $0.32 per share, which was the closing price per share of the Class A common stock on the OTCQX Market on August 29, 2016. In addition, the vesting date of such modified options was changed to August 29, 2019.
Also on August 29, 2016, options to purchase 180,000 shares of Class A common stock held by the key executive officer were canceled and the Company simultaneously granted new stock options to purchase 180,000 shares of Class A common stock to a key executive officer, at an exercise price equal to $0.32 per share, with an expiration date of August 29, 2029. On the same date, the exercise price of outstanding options held by a key executive officer to purchase an aggregate of 180,000 shares of Class A common stock was modified to $0.32 per share and the vesting date was changed to August 29, 2019.
Pursuant to the approved stock modification program, on August 29, 2017, the exercise price of outstanding options to purchase an aggregate of 486,953 shares of Class A common stock by all persons was modified to $0.17 per share, which was the closing price per share of the Class A common stock on the OTCQX Market on August 29, 2017. In addition, the vesting date of such modified options was changed to August 29, 2019.
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
The valuation of the options that were modified on August 29, 2017 and 2016 is based on the following terms:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Fair value	$0.06 - $0.07	$0.13 - $0.15
Risk-free interest rate	1.58% - 1.67%	1.19% - 1.37%
Expected volatility	43.31% - 44.73%	43.81% - 44.52%
Expected life of options in years	4.1 - 6.5	5.1 - 6.5
Expected dividend yield	—	—
For the three and nine months ended September 30, 2017, the stock option modification resulted in an incremental compensation cost of less than $0.1 million which will be recognized over the 2-year vesting period. For the three and nine months ended September 30, 2016, the stock option modification resulted in an incremental compensation cost of less than $0.1 million which will be recognized over the 3-year vesting period.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Performance-Based Restricted Stock Units
A summary of performance-based restricted stock units for the nine months ended September 30, 2017 is as follows:

	Performance - Based Restricted Stock Units	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2016	207,500	$1.18
Granted	103,250	0.41
Vested	(9,681)	1.23
Forfeited	(69,319)	6.41
Outstanding as of September 30, 2017	231,750	$1.53
Expected to vest as of September 30, 2017	87,000	0.41
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
In February 2017, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2015 and 2016. As of September 30, 2017, management concluded that it was (i) improbable that the modified performance goals associated with the performance-based restricted stock units granted in 2015 and 2016 would vest and (ii) probable that the performance goals associated with the performance-based restricted stock units granted in 2017 would be met and the corresponding performance-based restricted stock units would vest. During the nine months ended September 30, 2017 and 2016, the Company recognized less than $0.1 million of compensation expense in connection with the performance-based restricted stock units.
In April 2016, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2014 and 2015. During the second quarter of 2016, management concluded that it was improbable that the modified performance goals associated with the performance-based units granted in 2014 and 2015 would vest and, consequently, no expense was recognized for the modified options in the nine months ended September 30, 2016.
The aggregate grant-date fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2017 was less than $0.1 million. As of September 30, 2017, there was less than $0.1 million of total unrecognized compensation cost relating to outstanding performance-based restricted stock units that is expected to be recognized over a weighted-average period of 2.25 years. As of September 30, 2017, 9,681 of the performance-based restricted stock units had vested.
Restricted Stock
Restricted stock granted to independent directors under the Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. There was no restricted stock granted during the nine months ended September 30, 2017 or 2016. As of September 30, 2017, there was no restricted stock outstanding.
The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During the nine months ended September 30, 2017 and 2016, the Company did not recognize any expense and recognized less than $0.1 million, respectively, of share-based compensation expense in connection with the restricted stock.

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Unvested Restricted Common Interests in JGW LLC
The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the nine months ended September 30, 2017:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2016	9,871	$9.06
Vested in period	—	—
Forfeited	(9,871)	9.06
Outstanding as of September 30, 2017	—	$—
Expected to vest as of September 30, 2017	—	—
As of September 30, 2017, there was no unrecognized compensation cost related to outstanding unvested Restricted Common Interests. Total share-based compensation expense recognized for the nine months ended September 30, 2017 and 2016 related to the Restricted Common Interests was less than $0.1 million.
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
In connection with the IPO, Class C Profits Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock. For the three and nine months ended September 30, 2017 and 2016, these warrants were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method.
During the three months ended September 30, 2017 and 2016, 1,473,111 and 1,473,893 weighted-average stock options outstanding, respectively, were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method. During the three months ended September 30, 2017 and 2016, 231,804 and 246,651 weighted average performance-based restricted stock units, respectively, were antidilutive and, therefore, excluded from the computation of diluted loss per common share.
During the nine months ended September 30, 2017 and 2016, 1,513,082 and 1,409,328 weighted-average stock options outstanding, respectively, were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method. During the nine months ended September 30, 2017 and 2016, 231,750 and 230,919 weighted average performance-based restricted stock units, respectively, were antidilutive and, therefore, excluded from the computation of diluted loss per common share.
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
In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net loss attributable to holders of Class A common stock would decrease due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 12,990,361 and 13,047,338 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and the 0 and 27,777 weighted average unvested Restricted Common Interests outstanding, respectively, for the three months ended September 30, 2017 and 2016, respectively, were antidilutive and excluded from the computation of diluted loss per common share. Based on these

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

calculations, the 13,025,283 and 13,080,674 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and the 4,911 and 22,474 weighted average unvested Restricted Common Interests outstanding, respectively, for the nine months ended September 30, 2017 and 2016, respectively, were antidilutive and excluded from the computation of diluted loss per common share.
The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars In thousands, except per share data)
Numerator:
Numerator for basic EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(2,314)	$(18,713)	$(16,526)	$(45,593)
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Numerator for diluted EPS - Net loss attributable to holders of The J.G. Wentworth Company Class A common stock	$(2,314)	$(18,713)	$(16,526)	$(45,593)
Denominator:
Denominator for basic EPS - Weighted average shares of Class A common stock	15,810,703	15,663,475	15,772,732	15,633,696
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	—	—	—	—
Restricted common stock and performance-based restricted stock units	—	—	—	—
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	15,810,703	15,663,475	15,772,732	15,633,696

Basic loss per share of Class A common stock	$(0.15)	$(1.19)	$(1.05)	$(2.92)
Diluted loss per share of Class A common stock	$(0.15)	$(1.19)	$(1.05)	$(2.92)

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
Below is a summary of Segment Adjusted EBITDA, a measure of the Company's segments' profitability.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Subtotal Reportable Segments
	(In thousands)
Three Months Ended September 30, 2017
Segment Adjusted EBITDA	$8,383	$4,129	—	$12,512

Three Months Ended September 30, 2016
Segment Adjusted EBITDA	$4,635	$9,423	—	$14,058

Nine Months Ended September 30, 2017
Segment Adjusted EBITDA	$13,229	$11,877	—	$25,106

Nine Months Ended September 30, 2016
Segment Adjusted EBITDA	$9,404	$23,673	—	$33,077

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents certain information regarding the Company's business segments.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2017
Total revenues	$85,953	$32,747	—	$118,700
Total assets	4,723,910	385,692	—	5,109,602

Three Months Ended September 30, 2016
Total revenues	$37,302	$31,495	—	$68,797
Total assets	4,655,253	449,506	—	5,104,759

Nine Months Ended September 30, 2017
Total revenues	$242,938	$81,870	—	$324,808
Total assets	4,723,910	385,692	—	5,109,602

Nine Months Ended September 30, 2016
Total revenues	$137,961	$80,136	—	$218,097
Total assets	4,655,253	449,506	—	5,104,759

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Below is a reconciliation of Segments' Adjusted EBITDA, a measure of the Company's segments' profitability for the Company's two reportable segments, to loss before income taxes for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(In thousands)
Structured Settlements Segment Adjusted EBITDA	$8,383	$4,635
Home Lending Segment Adjusted EBITDA	4,129	9,423
Subtotal Segment Adjusted EBITDA for Reportable Segments	$12,512	$14,058

Securitization-related adjustments:
Unrealized gain (loss) on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	$6,273	$(32,495)
Interest income from securitized finance receivables	43,647	40,610
Interest income on retained interests in finance receivables	(530)	(4,041)
Servicing income on securitized finance receivables	(1,303)	(1,280)
Interest expense on long-term debt related to securitization and permanent financing trusts	(43,656)	(39,387)
Professional fees relating to securitizations	(1,338)	(1,380)
Credit (provision) for losses associated with permanently financed VIEs	(5)	(543)
Subtotal of securitization related adjustments	$3,088	$(38,516)
Other adjustments:
Share based compensation	$(330)	$(367)
Impact of pre-funding on unsecuritized finance receivables	—	(2,861)
Lease termination, severance and other restructuring related expenses	(2,400)	(747)
Debt modification expense	—	97
Impairment charges and loss on disposal of assets	(8,369)	—
Term loan interest expense	(10,531)	(10,184)
Debt issuance	(2,252)	(2,584)
Broker and legal fees incurred in connection with sale of finance receivables	—	(404)
Depreciation and amortization	(937)	(1,182)
Loss before income taxes	$(9,219)	$(42,690)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Below is a reconciliation of Segments' Adjusted EBITDA, a measure of the Company's segments' profitability for the Company's two reportable segments, to loss before income taxes for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(In thousands)
Structured Settlements Segment Adjusted EBITDA	$13,229	$9,404
Home Lending Segment Adjusted EBITDA	11,877	23,673
Subtotal Segment Adjusted EBITDA for Reportable Segments	$25,106	$33,077

Securitization-related adjustments:
Unrealized gain (loss) on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	$10,247	$(83,801)
Interest income from securitized finance receivables	134,025	134,153
Interest income on retained interests in finance receivables	(1,360)	(15,798)
Servicing income on securitized finance receivables	(3,829)	(3,919)
Interest expense on long-term debt related to securitization and permanent financing trusts	(133,325)	(119,230)
Swap termination expense related to securitization entities	—	(3,053)
Professional fees relating to securitizations	(4,044)	(4,223)
Credit (provision) for losses associated with permanently financed VIEs	192	(543)
Subtotal of securitization related adjustments	$1,906	$(96,414)
Other adjustments:
Share based compensation	$(755)	$(997)
Impact of pre-funding on unsecuritized finance receivables	3,199	—
Lease termination, severance and other restructuring related expenses	(8,566)	(3,486)
Debt modification expense	—	(2,258)
Impairment charges and loss on disposal of assets	(8,369)	(5,483)
Term loan interest expense	(30,777)	(30,375)
Debt issuance	(4,675)	(2,612)
Broker and legal fees incurred in connection with sale of finance receivables	—	(1,959)
Depreciation and amortization	(3,204)	(3,646)
Loss before income taxes	$(26,135)	$(114,153)

The J.G. Wentworth Company
Notes to the Condensed Consolidated Financial Statements (Unaudited)

22. Cost Savings Activities
In late 2015, the Company initiated a cost reduction plan to reduce excess capacity and improve efficiency within the business units. The associated workforce reductions in connection with the Company's cost savings activities were substantially complete as of June 30, 2016. During the three and nine months ended September 30, 2016, the Company incurred $0.1 million and $2.8 million, respectively, in severance charges, which were included within compensation and benefits in the condensed consolidated statements of operations.
In addition, the Company recorded lease termination charges of $0.2 million and $0.8 million during the three months ended September 30, 2017 and 2016, respectively, and $1.7 million and $0.8 million during the nine months ended September 30, 2017 and 2016, respectively, which were included within the general and administrative line item of its condensed consolidated statements of operations. Lease termination charges represent the fair value of the liability at the cease use date and determined based on the remaining lease rental payments obligation reduced by estimated sublease income that could be reasonably obtained for the property.
As a result of timing related to the relocation to the new office for our Structured Settlements segment and principal executive offices, the Company estimates the remaining lease termination charges of $0.4 million to be recorded and recognized in future periods.
Both the severance liability and the lease termination costs are included in accrued expenses and accounts payable on the Company's condensed consolidated balance sheets. A reconciliation of the liabilities associated with the cost reduction plan by reportable segment are as follows:

	Structured Settlements	Home Lending	Consolidated
	(In thousands)
Balance at December 31, 2016	$1,201	$90	$1,291
Payments	(1,139)	(90)	(1,229)
Adjustments	1,589	71	1,660
Balance at September 30, 2017	$1,651	$71	$1,722
23. Subsequent Events
As the Company disclosed in the Current Report on Form 8-K which was filed with the U.S. Securities and Exchange Commission on November 9, 2017, the Company Parties entered into a Restructuring Support Agreement with certain lenders and certain members of The J.G. Wentworth Company, LLC to support a comprehensive restructuring of the Company’s long-term debt and existing equity, which is expected to be effectuated through a pre-packaged Chapter 11 plan of reorganization pursuant to cases commenced under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including, amongst others, the failure to meet specified milestones relating to filing of the Chapter 11 Cases and confirmation and consummation of the Plan, as well as in the event of certain breaches by the parties under the Restructuring Support Agreement. If the restructuring contemplated by the Restructuring Support Agreement is consummated, the existing Credit Facility with a total of $449.5 million will be extinguished, a new secured revolving credit facility between $65.0 million and $70.0 million will be available to the Company, the lenders under the Credit Facility will receive at least 95.5% of new equity of the Company in exchange for the extinguishment, and all existing equity interests of the Company would be canceled without recovery. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 21 days after entry by the Bankruptcy Court of an order confirming the Plan. The Plan is expected to be subject to certain conditions, including the obtaining of certain regulatory and third party approvals, and emergence from the Chapter 11 Cases is anticipated in or about January 2018. The Company expects ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 Cases.
On November 14, 2017, the Company filed its post-effective amendments to its previously filed Form S-3 and Form S-8 to terminate the effectiveness of the Registration Statement and to remove from registration its Class A common stock shares that remain unsold at the termination of the offering covered by the Registration Statement.

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
Consolidated Financial Highlights

	Three Months Ended September 30,		2017 vs. 2016		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(In thousands)
Total revenues	$118,700	$68,797	$49,903	72.5%	$324,808	$218,097	$106,711	48.9%
Total expenses	127,919	111,487	16,432	14.7	350,943	332,250	18,693	5.6
Loss before income taxes	(9,219)	(42,690)	33,471	78.4	(26,135)	(114,153)	88,018	77.1
(Benefit) provision for income taxes	(2,705)	(3,883)	1,178	30.3	2,148	(16,787)	18,935	112.8
Net loss	(6,514)	(38,807)	32,293	83.2	(28,283)	(97,366)	69,083	71.0
Less: net loss attributable to non-controlling interests	(4,200)	(20,094)	15,894	79.1	(11,757)	(51,773)	40,016	77.3
Net loss attributable to The J.G. Wentworth Company	$(2,314)	$(18,713)	$16,399	87.6%	$(16,526)	$(45,593)	$29,067	63.8%

Total TRB purchases	$207,820	$171,511	$36,309	21.2%	$533,879	$547,840	$(13,961)	(2.5)%
Interest rate locks - volume	$1,884,059	$1,610,071	$273,988	17.0%	$4,673,835	$4,115,595	$558,240	13.6%
Loans closed - volume	$1,059,267	$1,035,417	$23,850	2.3%	$2,581,353	$2,449,619	$131,734	5.4%
For the Three Months Ended September 30, 2017
The $33.5 million decrease in our loss before income taxes during the three months ended September 30, 2017 as compared to the same period in 2016 was principally due to a $47.1 million decrease in pre-tax loss from our Structured Settlements segment that was primarily the result of a $45.6 million increase in realized and unrealized gains (losses) on VIE and other finance receivables, long term debt and derivatives driven by a favorable change in realized and unrealized gains on securitized finance receivables, debt, and derivatives as a result of the change in the interest rates between the periods and a favorable change in the unrealized loss on our residual interest assets and related debt, which were permanently refinanced in September 2016 at which time the Company elected the fair value option for the related debt coupled with an increase in total TRB purchases. Our Home Lending segment's generated loss before income taxes of $4.7 million for the three months ended September 30, 2017 compared to an income before income taxes of $8.9 million in the three months ended September 30, 2016, a decrease of $13.6 million. This was primarily as a result of an $8.4 million goodwill impairment charge, a $3.3 million increase in advertising expense, and a $1.8 million increase in compensation and benefits, partially offset by a $2.5 million decrease in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs.
We recorded a consolidated income tax benefit during the three months ended September 30, 2017 of $2.7 million compared to a benefit of $3.9 million for the three months ended September 30, 2016. Our overall effective tax rate was 29.3% for the three months ended September 30, 2017, as compared to an overall effective rate of 9.1% for the three months ended September 30, 2016. The change in the Company's effective tax rate was primarily the result of the differences in the projected book and taxable income along with the impact of the permanent differences for the respective years as of the balance sheet dates. These changes generate a state limitation on the utilization of net operating losses expected to be generated during the current year that are not more likely than not to be realized which also has an impact on the effective tax rate. The Company recorded a valuation allowance in the three months ended September 30, 2016 due to the expectation that some of the deferred tax assets are not more likely than not to be realized. There has been no change to the valuation allowance as of September 30, 2017.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $4.2 million net loss attributable to the non-controlling interests for the three months ended September 30, 2017 represents the non-controlling interests' 45.1% weighted average economic interest in JGW LLC's net loss for the three months ended September 30, 2017. The $20.1 million net loss attributable to the non-controlling interests for the three months ended September 30, 2016 represents the non-controlling interests' 45.5% weighted average economic interest in JGW LLC's net income for the three months ended September 30, 2016.
For the Nine Months Ended September 30, 2017
The $88.0 million decrease in our loss before income taxes during the nine months ended September 30, 2017 as compared to the same period in 2016 was principally due to a $107.6 million decrease in pre-tax loss from our Structured Settlements segment that was primarily the result of a $101.6 million increase in realized and unrealized gains (losses) on VIE and other finance receivables, long term debt and derivatives driven by the change in the interest rates between the periods and a favorable change in the unrealized loss on our residual interest assets and related debt which were permanently refinanced in September 2016 at which time the Company elected the fair value option for the related debt. Our Home Lending segment's income before income taxes decreased $19.6 million primarily as a result of an $8.4 million goodwill impairment charge, a $7.8 million increase in advertising expense and a $3.5 million increase in compensation and benefits.
We recorded a consolidated income tax provision during the nine months ended September 30, 2017 of $2.1 million compared to a benefit of $16.8 million for the nine months ended September 30, 2016. Our overall effective tax rate was (8.2)% for the nine months ended September 30, 2017, as compared to an overall effective rate of 14.7% for the nine months ended September 30, 2016. The change in the Company's effective tax rate was primarily the result of the differences in the projected book and taxable income along with the impact of the permanent differences for the respective years as of the balance sheet dates. These changes generate a state limitation on the utilization of net operating losses expected to be generated during the current year that are not more likely than not to be realized which also has an impact on the effective tax rate. The Company recorded a valuation allowance in the three months ended September 30, 2016 due to the expectation that some of the deferred tax assets are not more likely than not to be realized. There has been no change to the valuation allowance as of September 30, 2017.
The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling Common Interestholders. The $11.8 million net loss attributable to the non-controlling interests for the nine months ended September 30, 2017 represents the non-controlling interests' 45.2% weighted average economic interest in JGW LLC's net loss for the nine months ended September 30, 2017. The $51.8 million net loss attributable to the non-controlling interests for the nine months ended September 30, 2016 represents the non-controlling interests' 45.5% weighted average economic interest in JGW LLC's net income for the nine months ended September 30, 2016.
Regulatory Developments
We are subject to federal, state and, in some cases, local regulation in the jurisdictions in which we operate. These regulations govern and affect many aspects of our business as set forth more fully under "Part 1, Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in those federal, state and local regulations during the nine months ended September 30, 2017.

Structured Settlements
Results of Operations
The table below presents the results of operations for our Structured Settlements segment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		2017 vs. 2016		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$45,788	$42,982	$2,806	6.5%	$141,293	$142,491	$(1,198)	(0.8)%
Realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	36,472	(9,104)	45,576	500.6	89,303	(12,339)	101,642	823.7
Servicing, broker, and other fees	1,465	1,048	417	39.8	5,713	3,888	1,825	46.9
Realized and unrealized gains on marketable securities, net	2,228	2,376	(148)	(6.2)	6,629	3,921	2,708	69.1
Total revenues	$85,953	$37,302	$48,651	130.4%	$242,938	$137,961	$104,977	76.1%

EXPENSES
Advertising	$11,214	$10,842	$372	3.4%	$33,891	$34,682	$(791)	(2.3)%
Interest expense	55,643	52,833	2,810	5.3	168,894	163,543	5,351	3.3
Compensation and benefits	6,834	7,247	(413)	(5.7)	19,539	25,238	(5,699)	(22.6)
General and administrative	4,381	5,540	(1,159)	(20.9)	14,396	16,078	(1,682)	(10.5)
Professional and consulting	5,097	3,464	1,633	47.1	14,115	10,914	3,201	29.3
Debt issuance	2,252	2,584	(332)	(12.8)	4,672	3,132	1,540	49.2
Securitization debt maintenance	1,326	1,380	(54)	(3.9)	4,004	4,226	(222)	(5.3)
Provision for losses	579	1,411	(832)	(59.0)	1,853	3,071	(1,218)	(39.7)
Depreciation and amortization	534	749	(215)	(28.7)	2,039	2,359	(320)	(13.6)
Installment obligations expense, net	2,598	2,817	(219)	(7.8)	7,942	5,279	2,663	50.4
Impairment charges	—	—	—	—	—	5,483	(5,483)	(100.0)
Total expenses	$90,458	$88,867	$1,591	1.8%	$271,345	$274,005	$(2,660)	(1.0)%
Loss before income taxes	(4,505)	(51,565)	47,060	91.3	(28,407)	(136,044)	107,637	79.1
(Benefit) provision for income taxes	(2,705)	(3,883)	1,178	30.3	2,148	(16,787)	18,935	112.8
Net loss	$(1,800)	$(47,682)	$45,882	96.2%	$(30,555)	$(119,257)	$88,702	74.4%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$176,461	$142,840	$33,621	23.5%	$462,923	$457,243	$5,680	1.2%
Life contingent structured settlements and annuities	31,359	28,671	2,688	9.4	70,956	90,597	(19,641)	(21.7)
Total TRB purchases	$207,820	$171,511	$36,309	21.2%	$533,879	$547,840	$(13,961)	(2.5)%
For the Three Months Ended September 30, 2017
Total revenues for the three months ended September 30, 2017 were $86.0 million, an increase of $48.7 million from $37.3 million for the three months ended September 30, 2016. The increase was primarily attributable to a $45.6 million increase in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives coupled with a $2.8 million increase in interest income.

Interest income for the three months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$44,414	$41,189	$3,225	7.8%
Interest income on installment obligations	370	442	(72)	(16.3)
Interest income on pre-settlement funding transaction receivables	638	1,116	(478)	(42.8)
Interest income on notes receivable	224	208	16	7.7
Other interest income	142	27	115	425.9
Total interest income	$45,788	$42,982	$2,806	6.5%
The $3.2 million increase in accretion income on finance receivables was primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized finance receivables, offset by a decrease in the average outstanding securitized finance receivables balance between the periods. The $0.5 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated pre-settlement receivables resulting from management's decision to curtail purchases of such assets in April 2015.
Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt, and derivatives for the three months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Day one gains	$27,549	$31,542	$(3,993)	(12.7)%
Gains (losses) from the sale of finance receivables and changes in fair value subsequent to day one	2,650	(8,152)	10,802	132.5
Total realized and unrealized gains on unsecuritized finance receivables	30,199	23,390	6,809	29.1
Realized and unrealized losses on interest rate swaps related to warehouse facilities	—	—	—	—
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	30,199	23,390	6,809	29.1
Unrealized gains (losses) on securitized finance receivables, debt and derivatives	6,273	(32,494)	38,767	119.3
Total realized and unrealized gains (losses) on securitized finance receivables, debt and derivatives	6,273	(32,494)	38,767	119.3
Total realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	$36,472	$(9,104)	$45,576	500.6%
Total realized and unrealized gains on unsecuritized finance receivables represent (i) unrealized gains on finance receivables acquired from customers prior to their securitization and (ii) realized gains and losses resulting from their inclusion in direct asset sale transactions.
Newly acquired finance receivable assets are accounted for at fair value until they are securitized or sold pursuant to a direct asset sale. Subsequent to acquisition but prior to securitization or sale, the Company generally borrows against purchased finance receivables pursuant to one of its revolving credit facilities. When the Company borrows against its finance receivables, it transfers the encumbered assets into a VIE. If the finance receivables are securitized, immediately prior to securitization, the securitized assets are adjusted to their current fair value and the resulting change in fair value is included in gains (losses) from changes in fair value subsequent to day one. If the finance receivables are included in a direct asset sale, the previously recognized unrealized gains (losses) are reversed and the difference between the purchase price and sales price is recorded as a realized gain and included in gains (losses) from changes in fair value subsequent to day one. The difference between the price paid to acquire finance receivables and their fair value at acquisition is referred to as "day one gains." Changes in fair value of finance receivables acquired in prior months and finance receivables sold are referred to as "gains (losses) from the sale of finance receivables and changes in fair value subsequent to day one."

Total realized and unrealized gains on unsecuritized finance receivables for the three months ended September 30, 2017 increased $6.8 million from the three months ended September 30, 2016 primarily due to an overall favorable movement in the fair value interest rates used to value these assets during the respective periods.
The $38.8 million change in unrealized gains (losses) on securitized finance receivables, debt and derivatives was primarily due to a $31.3 million favorable change in the unrealized loss on our residual interest assets and related debt which were permanently refinanced in September 2016 at which time the Company elected the fair value option for the related debt. Prior to refinancing the residual interest assets, the related debt was held at cost with no associated unrealized gain or loss. In addition, a net $7.5 million favorable change in unrealized gains on other securitized finance receivables, debt and derivatives resulting principally from movements in the fair value discount rates used to value these items.
Total expenses for the three months ended September 30, 2017 were $90.5 million, an increase of $1.6 million from total expenses of $88.9 million for the three months ended September 30, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, increased to $11.2 million for the three months ended September 30, 2017 from $10.8 million for the three months ended September 30, 2016, primarily due to a $1.7 million increase in our television spend, offset by a $1.4 million decrease in our internet related, direct mailing, and other advertising expenses. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our term loan, increased by 5.3% to $55.6 million for the three months ended September 30, 2017 from $52.8 million for the three months ended September 30, 2016. The $2.8 million increase was primarily due to: (i) a $2.3 million increase in interest expense associated with our securitized debt that primarily resulted from an increase in the interest rate used to calculate interest expense, and (ii) a $0.6 million increase in interest expense on our term loan payable and warehouse lines.
General and administrative expense decreased to $4.4 million for the three months ended September 30, 2017 from $5.5 million for the three months ended September 30, 2016. The $1.1 million decrease was primarily due to (i) a $0.4 million decrease in broker fees paid in connection with direct asset sales and (ii) a $0.8 million decrease in rent expense associated with lease termination charges incurred during the three months ended September 30, 2016.
Professional and consulting costs increased to $5.1 million for the three months ended September 30, 2017 from $3.5 million for the three months ended September 30, 2016. The $1.6 million increase was primarily due to $2.2 million in third party fees incurred in connection with the Company's ongoing deleveraging efforts, offset by a $0.6 million decrease in client-related legal and other professional fees.
For the Nine Months Ended September 30, 2017
Total revenues for the nine months ended September 30, 2017 were $242.9 million, an increase of $105.0 million from $138.0 million for the nine months ended September 30, 2016. The increase was primarily attributable to a $101.6 million favorable change in realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives coupled with a $2.7 million increase in realized and unrealized gains on marketable securities, net, partially offset by a $1.2 million decrease in interest income.
Interest income for the nine months ended September 30, 2017 and 2016 consisted of the following:

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$136,569	$136,289	$280	0.2%
Interest income on installment obligations	1,313	1,358	(45)	(3.3)
Interest income on pre-settlement funding transaction receivables	2,336	4,150	(1,814)	(43.7)
Interest income on notes receivable	660	619	41	6.6
Other interest income	415	75	340	453.3
Total interest income	$141,293	$142,491	$(1,198)	(0.8)%
The $1.8 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated pre-settlement receivables resulting from management's decision to curtail purchases of such assets in April 2015. The $0.3 million increase in accretion income on finance receivables was primarily due to an increase in the average fair value discount rate used to calculate interest income on the associated securitized finance receivables, offset by a decrease in the average outstanding securitized finance receivables balance between the periods.

Realized and unrealized (losses) gains on VIE and other finance receivables, long-term debt, and derivatives for the nine months ended September 30, 2017 and 2016 consisted of the following:

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Day one gains	$72,648	$89,878	$(17,230)	(19.2)%
Gains (losses) from the sale of finance receivables and changes in fair value subsequent to day one	6,226	(13,819)	20,045	145.1
Total realized and unrealized gains on unsecuritized finance receivables	78,874	76,059	2,815	3.7
Realized and unrealized gains (losses) on interest rate swaps related to warehouse facilities	182	(1,544)	1,726	111.8
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	79,056	74,515	4,541	6.1
Unrealized gains (losses) on securitized finance receivables, debt and derivatives	10,247	(83,801)	94,048	112.2
Loss on termination of interest rate swaps related to securitized debt	—	(3,053)	3,053	100.0
Total realized and unrealized gains (losses) on securitized finance receivables, debt and derivatives	10,247	(86,854)	97,101	111.8
Total realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives	$89,303	$(12,339)	$101,642	823.7%
Total realized and unrealized gains on unsecuritized finance receivables for the nine months ended September 30, 2017 increased $2.8 million from the nine months ended September 30, 2016 primarily due to an overall favorable movement in the fair value interest rates used to value these assets during the respective periods.
The $0.2 million gain on interest rate swaps related to warehouse facilities during the nine months ended September 30, 2017 was the result of the termination of interest rate swaps with a notional value of $21.8 million that were executed as part of our strategy to hedge interest rate risk. The $1.5 million loss on interest rate swaps related to warehouse facilities during the nine months ended September 30, 2016 was the result of the termination of interest rate swaps with a notional value of $75.2 million that were also executed as part of our interest rate hedging strategy.
The $94.0 million change in unrealized gains (losses) on securitized finance receivables, debt and derivatives was primarily due to a $72.9 million favorable change in the unrealized loss on our residual interest assets and related debt which were permanently refinanced in September 2016 at which time the Company elected the fair value option for the related debt. Prior to refinancing the residual interest assets, the related debt was held at cost with no associated unrealized gain or loss. In addition to the favorable change related to our residual interest assets and related debt, the change was due to (i) a net $10.1 million favorable change in unrealized gains on derivatives resulting principally from movements in the interest rates, and (ii) a $7.6 million favorable change in the unrealized loss on the securitized finance receivables, debt and derivatives associated with the Peachtree Structured Settlements LLC permanent financing facility primarily due to an early amortization event that occurred in the first quarter of 2016 which resulted in future excess cash flows being applied to the prepayment of the outstanding debt and derivatives.
There was no loss on the termination of interest rate swaps related to securitized debt during the nine months ended September 30, 2017. The $3.1 million loss on derivatives related to securitized debt during the nine months ended September 30, 2016 represents the loss on the termination of interest rate swaps related to the PSS securitized debt that had a notional value of $13.8 million.
Realized and unrealized gains on marketable securities, net, were $6.6 million for the nine months ended September 30, 2017, an increase of $2.7 million from $3.9 million for the nine months ended September 30, 2016, due to higher investment returns on marketable securities. The increase was offset by a corresponding increase in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our condensed consolidated balance sheets. The marketable securities are owned by us, but are held to fully offset our installment obligation liability. Therefore, increases or decreases in gains on marketable securities do not impact our net (loss) income.
Total expenses for the nine months ended September 30, 2017 were $271.3 million, a decrease of $2.7 million from total expenses of $274.0 million for the nine months ended September 30, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $33.9 million for the nine months ended September 30, 2017 from $34.7 million for the nine months ended September 30, 2016, primarily due to a $6.4 million decrease in our internet related, direct mailing, and other advertising expenses offset by a $5.4 million increase in our television spend. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our term loan, increased by 3.3% to $168.9 million for the nine months ended September 30, 2017 from $163.5 million for the nine months ended September 30, 2016. The $5.4 million increase was primarily due to a $6.3 million increase in interest expense associated with the increased debt from the permanent refinancing of the Residual Term Facility in September 2016, partially offset by a $1.2 million decrease in interest expense on our term loan payable and warehouse lines.
Compensation and benefits expense decreased to $19.5 million for the nine months ended September 30, 2017 from $25.2 million for the nine months ended September 30, 2016 primarily due to (i) a $3.2 million decrease in salaries, commissions and payroll taxes that resulted from a combination of lower headcount and TRB purchase volume in the nine months ended September 30, 2017 compared to the comparable period in the prior year and (ii) a $1.9 million decrease in severance expense between periods. During the nine months ended September 30, 2016, we recorded a severance charge of $2.4 million related to a headcount reduction of approximately 125 employees.
General and administrative expense decreased to $14.4 million for the nine months ended September 30, 2017 from $16.1 million for the nine months ended September 30, 2016. The $1.7 million decrease was primarily due to (i) a $0.7 million decrease in client promotional activities and (ii) a $1.5 million decrease in broker fees paid in connection with direct asset sales. This decrease was partially offset by (i) a $0.6 million increase in rent expense associated with lease termination charges incurred during the nine months ending September 30, 2017 and moving expenses incurred in connection with the Company's new leasing arrangement and the relocation to our new principal executive office.
Professional and consulting costs increased to $14.1 million for the nine months ended September 30, 2017 from $10.9 million for the nine months ended September 30, 2016. The $3.2 million increase was primarily due to $6.8 million in third party fees incurred in connection with the Company's ongoing deleveraging efforts, offset by a $3.6 million decrease in client-related legal and other professional fees.
The Company incurred $4.7 million in debt issuance costs during the nine months ended September 30, 2017 compared to $3.1 million for the nine months ended September 30, 2016. The $4.7 million of debt issuance costs incurred in the nine months ended September 30, 2017 primarily related to fees incurred in connection with the initial close of the 2017-1 and 2017-2 securitization transactions. During the nine months ended September 30, 2016, the Company incurred $3.1 million of expenses to amend certain provisions of our previously issued securitization debt.
During the second quarter of 2016, we tested for potential impairment relating to the Structured Settlements segment's indefinite-lived trade name and finite-lived customer-relationships intangible assets that were acquired in connection with the 2011 acquisition of Orchard Acquisition Company. As a result of this analysis, we determined the trade name and the customer-relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an impairment charge of $5.5 million in the condensed consolidated statements of operations for the nine months ended September 30, 2016. The $5.5 million impairment charge was comprised of the following: (i) a $2.8 million write-down of the trade name and (ii) a $2.7 million write-down of the customer relationships. We also determined that the remaining useful lives of our intangible assets within the Structured Settlements reporting unit were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years. We also determined in connection with this analysis that the trade name is a finite-lived asset.

Home Lending
Results of Operations
The table below presents the results of operations for our Home Lending segment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		2017 vs. 2016		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$1,592	$1,009	$583	57.8%	$3,444	$2,720	$724	26.6%
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	22,024	24,495	(2,471)	(10.1)	54,060	61,781	(7,721)	(12.5)
Changes in mortgage servicing rights, net	3,240	1,480	1,760	118.9	8,321	3,320	5,001	150.6
Servicing, broker, and other fees	3,024	1,975	1,049	53.1	8,716	5,870	2,846	48.5
Loan origination fees	2,867	2,536	331	13.1	7,329	6,445	884	13.7
Total revenues	$32,747	$31,495	$1,252	4.0%	$81,870	$80,136	$1,734	2.2%

EXPENSES
Advertising	6,368	3,052	3,316	108.7	$15,314	$7,509	$7,805	103.9%
Interest expense	2,326	1,728	598	34.6	5,347	4,318	1,029	23.8
Compensation and benefits	15,297	13,545	1,752	12.9	38,125	34,597	3,528	10.2
General and administrative	2,459	2,192	267	12.2	6,036	5,744	292	5.1
Professional and consulting	594	513	81	15.8	1,410	1,472	(62)	(4.2)
Provision for losses	688	664	24	3.6	1,066	1,576	(510)	(32.4)
Direct subservicing costs	957	493	464	94.1	2,766	1,742	1,024	58.8
Depreciation and amortization	403	433	(30)	(6.9)	1,165	1,287	(122)	(9.5)
Impairment charges	8,369	—	8,369	100.0	8,369	—	8,369	100.0
Total expenses	$37,461	$22,620	$14,841	65.6%	$79,598	$58,245	$21,353	36.7%
(Loss) income before income taxes	(4,714)	8,875	(13,589)	(153.1)	2,272	21,891	(19,619)	(89.6)
Provision for income taxes	—	—	—	—	—	—	—	—
Net (loss) income	$(4,714)	$8,875	$(13,589)	(153.1)%	$2,272	$21,891	$(19,619)	(89.6)%

Mortgage Originations:
Interest rate locks - units	7,129	6,110	1,019	16.7%	17,896	15,593	2,303	14.8%
Interest rate locks - volume	$1,884,059	$1,610,071	$273,988	17.0	$4,673,835	$4,115,595	$558,240	13.6
Loans closed - units	4,025	3,890	135	3.5	9,947	9,185	762	8.3
Loans closed - volume	$1,059,267	$1,035,417	$23,850	2.3	$2,581,353	$2,449,619	$131,734	5.4

					Balance at 9/30/2017		Balance at 12/31/2016
Mortgage Servicing:
Unpaid principal balance					$4,899,864		$4,060,878
Loan count - servicing					20,370		16,817
Average loan amount					$241		$241
Average interest rate					3.61%		3.57%

For the Three Months Ended September 30, 2017
Total revenues for the three months ended September 30, 2017 were $32.7 million, an increase of $1.2 million from $31.5 million for the three months ended September 30, 2016. The increase was primarily attributable to a $1.8 million favorable change in our MSRs and a $1.0 million increase in servicing, broker, and other fees, partially offset by a $2.5 million decrease in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs.
In evaluating performance, we net the gains on mortgage loans sold, unrealized gains on mortgage loans held for sale, IRLCs, and associated derivative instruments (i.e., forward sale commitments to deliver mortgage loans and forward sales of MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in our condensed consolidated statements of operations. During the three months ended September 30, 2017, we generated $23.8 million in gross revenue from the sale of mortgage loans, netted against $1.8 million in direct costs, as compared to the three months ended September 30, 2016, when we generated $26.3 million in gross revenue from the sale of mortgage loans, netted against $1.8 million in direct costs.
U.S. GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSRs are subsequently measured at fair value at each reporting period. The increase in the fair value of our MSRs portfolio resulting from: (i) loans sold with servicing rights retained; (ii) the runoff of our MSRs portfolio including payoffs; and (iii) changes in fair valuation inputs and assumptions is included in changes in MSRs, net, in our condensed consolidated statements of operations. During the three months ended September 30, 2017, the fair value of our MSRs increased by $4.6 million due to the $439.8 million net increase in the unpaid principal balance of our MSRs portfolio, which was offset by a $1.3 million decrease in the fair value of MSRs resulting from the change in mortgage interest rates during the period. During the three months ended September 30, 2016, the fair value of our MSRs increased by $3.2 million due to the $362.1 million net increase in the unpaid principal balance of our MSRs portfolio, which was offset by a $1.8 million decrease in the fair value of MSRs resulting from the change in mortgage interest rates during the quarter.
Servicing, broker and other fees represent revenue recognized for servicing mortgage loans for various investors that are based on a contractual percentage of the outstanding principal balance. The primary driver of our servicing revenue is our MSRs portfolio. Servicing, broker and other fees increased to $3.0 million for the three months ended September 30, 2017 from $2.0 million for the three months ended September 30, 2016. The outstanding unpaid principal balance of serviced mortgages was $4.9 billion as of September 30, 2017, an increase of $439.8 million from June 30, 2017 and the outstanding unpaid principal balance of serviced mortgages was $3.7 billion as of September 30, 2016, an increase of $362.1 million from June 30, 2016.
Total expenses for the three months ended September 30, 2017 were $37.5 million, an increase of $14.8 million from total expenses of $22.6 million for the three months ended September 30, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, increased to $6.4 million for the three months ended September 30, 2017 from $3.1 million for the three months ended September 30, 2016, primarily due to a $3.3 million increase in line with the direct-to-consumer growth plan and the response to the competitive environment due to shifts in consumer demand. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Compensation and benefits expense increased to $15.3 million for the three months ended September 30, 2017 from $13.5 million for the three months ended September 30, 2016 primarily due to higher headcount and an increase in commissions resulting from a $23.9 million increase in closed loan production in the three months ended September 30, 2017 compared to the comparable period in the prior year.
General and administrative expense increased to $2.5 million for the three months ended September 30, 2017 from $2.2 million for the three months ended September 30, 2016. The $0.3 million increase was primarily due to increases in rent expense associated with lease termination charges incurred during the three months ended September 30, 2017, and additional expenses incurred in connection with the Company's new leasing arrangement.
    During the three months ended September 30, 2017, the Company re-evaluated its internal projections for its Home Lending reporting unit based on continued lower than anticipated profitability results, a reduction of its warehouse facilities and contemplation by the Company Parties to enter into the Restructuring Support Agreement which is expected to be effectuated through a pre-packaged Chapter 11 plan of reorganization. Accordingly, we determined these events constitute a triggering event requiring the Company to: (i) test the related indefinite-lived licenses and approvals intangible asset for impairment under ASC 350-30, (ii) test the related asset groups, including the finite-lived intangible assets, which include the trade name and the affinity relationships, for impairment under ASC 360-10 and (iii) perform a goodwill impairment analysis. As a result of the analysis, the Company recorded an $8.4 million goodwill impairment charge in the three months ended September 30, 2017.

For the Nine Months Ended September 30, 2017
Total revenues for the nine months ended September 30, 2017 were $81.9 million, an increase of $1.8 million from $80.1 million for the nine months ended September 30, 2016. The increase was primarily attributable to a $5.0 million increase in our MSRs coupled with a $2.8 million increase in servicing, broker, and other fees, partially offset by a $7.7 million decrease in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs.
During the nine months ended September 30, 2017, we generated $59.6 million in gross revenue from the sale of mortgage loans, netted against $5.5 million in direct costs, as compared to the nine months ended September 30, 2016, when we generated $66.5 million in gross revenue from the sale of mortgage loans, netted against $4.7 million in direct costs.
During the nine months ended September 30, 2017, the fair value of our MSRs increased by $8.7 million due to the $839.0 million net increase in the unpaid principal balance of our MSRs portfolio, which was offset by a $0.4 million decrease in the fair value of MSRs resulting from the change in mortgage interest rates at September 30, 2017 as compared to December 31, 2016. During the nine months ended September 30, 2016, the fair value of our MSRs increased by $6.4 million primarily due to the $684.5 million net increase in the unpaid principal balance of our MSRs portfolio, which was offset by a $3.1 million decrease in the fair value of MSRs resulting from the change in mortgage interest rates at September 30, 2016 as compared to December 31, 2015.
Servicing, broker and other fees increased to $8.7 million for the nine months ended September 30, 2017 from $5.9 million for the nine months ended September 30, 2016. The primary driver of our servicing revenue is our MSRs portfolio. The outstanding unpaid principal balance of serviced mortgages was $4.9 billion as of September 30, 2017, an increase of $839.0 million from December 31, 2016 and the outstanding unpaid principal balance of serviced mortgages was $3.7 billion as of September 30, 2016, an increase of $684.5 million from December 31, 2015.
Total expenses for the nine months ended September 30, 2017 were $79.6 million, an increase of $21.4 million from total expenses of $58.2 million for the nine months ended September 30, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, increased to $15.3 million for the nine months ended September 30, 2017 from $7.5 million for the nine months ended September 30, 2016, primarily due to a $7.8 million increase in line with the direct-to-consumer growth plan and the response to the competitive environment due to shifts in consumer demand. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Compensation and benefits expense increased to $38.1 million for the nine months ended September 30, 2017 from $34.6 million for the nine months ended September 30, 2016 primarily due to higher headcount and higher commissions resulting from a $131.7 million increase in closed loan production in the nine months ended September 30, 2017 compared to the comparable period in the prior year.
General and administrative expense increased to $6.0 million for the nine months ended September 30, 2017 from $5.7 million for the nine months ended September 30, 2016. The $0.3 million increase was primarily due to increases in rent expense associated with lease termination charges incurred during the three months ended September 30, 2017, and additional expenses incurred in connection with the Company's new leasing arrangement.
The provision for losses for the nine months ended September 30, 2017 decreased $0.5 million from the nine months ended September 30, 2016 primarily due to a decrease in delinquency rates in our servicing portfolio.
As noted above, during the third quarter of 2017, we performed an impairment analysis on the indefinite-lived and finite-lived intangible assets and goodwill of Home Lending reporting unit. As a result of the analysis, the Company recorded an $8.4 million goodwill impairment charge in the nine months ended September 30, 2017.

Reconciliation of our Segments' Net (Loss) Income to Net Loss Attributable to The J.G. Wentworth Company
The table below presents a reconciliation of the two reportable Segments' Net (loss) income to Net loss attributable to The J.G. Wentworth Company for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		2017 vs. 2016		Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(In thousands)
Structured Settlements Segment	$(1,800)	$(47,682)	$45,882	96.2%	$(30,555)	$(119,257)	$88,702	74.4%
Home Lending Segment	(4,714)	8,875	(13,589)	(153.1)	2,272	21,891	(19,619)	(89.6)
Net loss	$(6,514)	$(38,807)	$32,293	83.2%	$(28,283)	$(97,366)	$69,083	71.0%
Less: net loss attributable to non-controlling interests	(4,200)	(20,094)	15,894	79.1	(11,757)	(51,773)	40,016	77.3
Net loss attributable to The J.G. Wentworth Company	$(2,314)	$(18,713)	$16,399	87.6%	$(16,526)	$(45,593)	$29,067	63.8%
Liquidity and Capital Resources
For Structured Settlements, we generate cash by purchasing payment streams which we subsequently securitize, sell or otherwise finance in transactions that are structured to generate cash proceeds to us that exceed the purchase price we paid for those payment streams. These payment streams are generally structured settlements, annuities and lottery winnings. The securitization or sales of the purchased assets in Structured Settlements are normally structured with an "initial close" in which we issue the principal amount of securitized debt and receive: (i) cash in exchange for assets delivered and (ii) restricted cash in exchange for assets to be delivered 60 to 90 days in the future (referred to as the "pre-funding" date). On the pre-funding date, additional assets are delivered to the lenders in return for the lifting of restrictions on the restricted cash. As a result of structuring the securitizations in this fashion, our restricted cash balances have fluctuated significantly depending on the timing of the transactions' initial close and their associated pre-funding dates. We refer to each of these transactions as a monetization event. Historically, securitizations or direct asset sales have generally had two monetization events, but there are times when we opt not to have a pre-funding date, and instead only have a single monetization event, the initial close. In the nine months ended September 30, 2017, we completed five monetization events which consisted of: (i) one securitization for which the pre-funding was completed in 2017 associated with the 2016-1 securitization and (ii) two securitizations for which each had two monetization events. In the nine months ended September 30, 2016, we completed four monetization events which consisted of two direct asset sales which each had two monetization events.
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$3,782	$53,454
Net cash used in investing activities	(1,399)	(8,384)
Net cash used in financing activities	(27,657)	(15,714)
Net (decrease) increase in cash and cash equivalents	$(25,274)	$29,356
Cash and cash equivalents at beginning of year	80,166	57,322
Cash and cash equivalents at end of period	$54,892	$86,678
Cash Flow from Operating Activities
Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 2017 compared to $53.5 million for the nine months ended September 30, 2016. The $49.7 million decrease in the net cash provided by operating activities was primarily due to a $256.3 million decrease in net proceeds from the sale of finance receivables. The decrease in cash provided by operating activities in the Structured Settlements segment were partially offset by (i) a $147.3 million net increase in cash provided by operating activities resulting from the Home Lending segment's originations and purchases of mortgages held for sale (net of proceeds from the sale of, and principal payments on, mortgage loans held for sale) and (ii) a $63.4 million change in restricted cash and investments as a result of the timing and structure of our monetization events. The other changes in net cash provided by operating activities are non-cash items, primarily consisting of the realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives, gain on sale of finance receivables, accretion of interest income and changes in our deferred income tax position.
Cash Flow from Investing Activities
Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2017 compared to $8.4 million for the nine months ended September 30, 2016. The $7.0 million decrease in cash used in investing activities was due to the final $7.6 million purchase price payment we made to the former owners of the Home Lending segment during the nine months ended September 30, 2016, offset by a $0.6 million increase in purchases of premises and equipment, net of sales proceeds.
Cash Flow from Financing Activities
Net cash used in financing activities was $27.7 million for the nine months ended September 30, 2017 compared to $15.7 million for the nine months ended September 30, 2016. The $12.0 million increase in net cash used in financing activities was primarily attributable to a $214.3 million increase in repayments (net of proceeds) of our revolving credit facilities, partially offset by a $139.7 million decrease in repayments of long-term debt and derivatives coupled with a $63.0 million increase in proceeds received from the issuance of VIE long-term debt resulting from our decision to securitize assets during the nine months ended September 30, 2017 as compared to completing a direct asset sale during the nine months ended September 30, 2016.
Funding Sources
We utilize several different funding sources to finance our segments and their associated business activities.
Structured Settlements Segment
Structured Settlements and Annuities
We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents and/or through two separate warehouse facilities. As of September 30, 2017, these two warehouse facilities had $275.0 million of aggregate capacity which consisted of: (i) a $200.0 million warehouse facility with a revolving period that ends on November 30, 2017, with an amortization period of two months and (ii) a $75.0 million warehouse facility with a revolving period that ends on September 24, 2019, with an amortization period of 24 months. As of November 14, 2017, our borrowing facilities have an aggregate capacity of $275.0 million.
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
These warehouse facilities are used strictly to fund the guaranteed structured settlement and annuity payment stream purchases. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. We regularly assess our warehouse facilities and adjust the nature and amount of our committed warehouse lines in light of market conditions. We intend to review, and then renew or replace the two guaranteed structured settlement and annuity warehouse facilities prior to the end of their respective revolving periods with amounts and terms to better reflect our financing needs in the future. While we historically have been able to regularly renew the warehouse facilities in the ordinary course of business, we cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. In addition, until the consummation and confirmation of the Plan (as further discussed under Going Concern and Consolidated Liquidity Considerations below), a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and may impair our ability to renew existing facilities or obtain new financing facilities.
We have historically undertaken non-recourse term securitizations or direct asset sales once we have aggregated in our warehouse facilities a sufficient amount of structured settlement and annuity payment streams to undertake a securitization or asset sale. At the close of each such transaction, the outstanding amount under each of the warehouse facilities is repaid. The amount of net proceeds we receive from securitizations or direct asset sales is typically in excess of the amount of funds required to repay the warehouse facilities, resulting in a positive cash flow at the time of securitization. In the nine months ended September 30, 2017, we completed five monetization events which consisted of: (i) one securitization for which the pre-funding was completed in 2017 and (ii) two securitization for which both the initial close and pre-funding were completed. On January 20, 2017, we completed the pre-funding associated with the 2016-1 securitization which generated net proceeds to us of $15.9 million. On March 22, 2017, we completed the initial close associated with our 2017-1 securitization with an aggregate note issuance amount of $131.8 million and a deal discount rate of 4.35% which generated net proceeds to us of $15.1 million. On June 12, 2017, we completed the pre-funding for the 2017-1 securitization which generated net proceeds to us of $16.3 million. On August 9, 2017, we completed the initial close associated with our 2017-2 securitization with an aggregate note issuance amount of $144.2 million and a deal discount rate of 3.95% which generated net proceeds to us of $19.8 million. On September 29, 2017, we completed the pre-funding for the 2017-2 securitization which generated net proceeds to us of $28.5 million.
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
The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 74.0% of the counterparties to structured settlement payment streams that we purchased in 2017 were rated "A3" or better by Moody's. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market or through outright-sale transactions.
Life Contingent Structured Settlements and Life Contingent Annuities
We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with a capacity of $100.0 million that can be increased at the lender's option by $50.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of September 30, 2017, our permanent financing facility had $11.1 million of unused capacity for our life contingent annuity and structured settlement businesses.
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
Credit Facility
We have (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million as of September 30, 2017 which matures in February 2019, and (ii) a $20.0 million revolving commitment that matured on August 8, 2017, and was not renewed. At each interest reset date, we have the option to elect that the senior secured term loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest accrues at either LIBOR or 1.0% (whichever is greater) plus a spread of 6.0%. If a Base Rate loan, interest accrues at prime or 2.0% (whichever is greater) plus a spread of 5.0%. The revolving commitment had the same interest rate terms as the senior secured term loan. There are no principal payments due on the senior secured term loan until its maturity in February 2019.
The Credit Facility required us, to the extent that as of the last day of any fiscal quarter there were outstanding balances on the revolving commitment that exceeded specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. As of September 30, 2017, the maximum total leverage ratio is no longer applicable because the revolving commitment under the Credit Facility matured in August 2017 and was not renewed. As of December 31, 2016, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement was not applicable. Had the leverage ratio requirement been applicable as of December 31, 2016, we would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold.
As we previously disclosed in the Current Report on Form 8-K which we filed with the SEC on November 9, 2017, the Company and certain of its subsidiaries entered into a Restructuring Support Agreement with certain lenders and certain members of The J.G. Wentworth Company, LLC to support a comprehensive restructuring of the Company’s long-term debt and existing equity, which is expected to be effectuated through a pre-packaged Chapter 11 plan of reorganization. If the restructuring contemplated by the Restructuring Support Agreement is consummated, the existing Credit Facility with a total of $449.5 million will be extinguished, a new secured revolving credit facility between $65 million and $70 million will be available to the Company, the lenders under the Credit Facility will receive at least 95.5% of new equity of the Company in exchange for the extinguishment, and all existing equity interests of the Company would be canceled without recovery.
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
Home Lending Segment
Mortgage Loans Held For Sale
We finance our mortgage loan origination activities primarily through three separate warehouse facilities that had an aggregate capacity of $290.0 million as of September 30, 2017. In October 2017, we increased the capacity of our $100.0 million warehouse line of credit to $150.0 million, and all other terms remain unchanged. On January 11, 2018, the capacity of the $95.0 million warehouse line of credit will revert to $70.0 million through its maturity date of November 15, 2018, and all other terms remain unchanged. As of November 14, 2017, our borrowing facilities have an aggregate capacity of $340.0 million. We regularly assess our warehouse facilities and adjust the amount and the terms of our committed warehouse lines in light of market conditions.
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

These warehouse facilities are used strictly to fund the origination of mortgage loans. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. These warehouse facilities are uncommitted and, at any given time, we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K. While we historically have been able to regularly renew the warehouse facilities in the ordinary course of business, we cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. In addition, until the consummation and confirmation of the Plan (as further discussed under Going Concern and Consolidated Liquidity Considerations below), a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and may impair our ability to renew existing facilities or obtain new financing facilities.
Operating Line of Credit
We maintain a $10.0 million line of credit with a financial institution that is generally renewed annually for a period of 12 months and represents a secured lending facility with our MSRs serving as collateral. In August 2016, we increased the capacity of this line of credit to $10.0 million from $6.0 million and extended the maturity date to August 15, 2018. We may only draw on $4.0 million of the capacity until we receive regulatory approval, which is not expected prior to the current maturity date on August 15, 2018.
Going Concern and Consolidated Liquidity Considerations
In accordance with FASB Subtopic 205-40, management must evaluate whether there are conditions or events, considered in the aggregate, that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its evaluation, management is not able to take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. However, when the relevant conditions or events, considered in the aggregate, initially indicate that substantial doubt may exist, management may consider in its evaluation whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.
As we disclosed in the Current Report on Form 8-K which we filed with the SEC on November 9, 2017 the Company Parties entered into the Restructuring Support Agreement with certain lenders and certain members of JGW LLC to support a comprehensive restructuring of the Company’s long-term debt and existing equity. The Restructuring is expected to be implemented through a pre-packaged Chapter 11 plan of reorganization pursuant to cases commenced under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company expects ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 Cases. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including, amongst others, the failure to meet specified milestones relating to filing of the Chapter 11 Cases and confirmation and consummation of the Plan, as well as in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 21 days after entry by the Bankruptcy Court of an order confirming the Plan. The Plan is expected to be subject to certain conditions, including the obtaining of certain regulatory and third party approvals.

In evaluating our ability to continue as a going concern, management considered the conditions and events, including the above factors, that could raise substantial doubt about our ability to continue as a going concern within one year after the date that our condensed consolidated financial statements are issued, November 14, 2017. There are certain material conditions we must satisfy under the Restructuring Support Agreement, including timely meeting specified milestones related to the solicitation of votes to approve the Plan, commencement of the Chapter 11 Cases, confirmation of the Plan, and consummation of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control. Based on this assessment, management has concluded that the Company’s entry into the Restructuring Support Agreement, which will be effectuated through a pre-packaged Chapter 11 plan of reorganization, raises substantial doubt about the Company’s ability to continue as a going concern, which will not be alleviated until the Company emerges from the Chapter 11 Cases which is anticipated in or about January 2018. However, success of the Restructuring and the emergence from the Chapter 11 Cases is dependent on the approval of the Bankruptcy Court and other factors and, as a result, there can be no assurances it will be consummated in accordance with this anticipated timing or at all. However, the Company expects ordinary-course operations to continue substantially uninterrupted during and after emergence from the Chapter 11 Cases.
Notwithstanding the above, only Orchard Acquisition Company, LLC ("OAC") and certain of its direct and indirect parent companies, including the Corporation and JGW LLC are anticipated to file for Chapter 11 Cases. Accordingly, OAC’s direct and indirect subsidiaries, including the entities which conduct all of the Company’s consolidated operations, are not anticipated to file any Chapter 11 Cases. A Revolving Credit Facility (“New RCF”), in an aggregate amount of at least $65.0 million but no more than $70.0 million, will be available to the Company from HPS Investment Partners, LLC. The New RCF will mature four years from the date of emergence from bankruptcy with interest payable at a rate of LIBOR plus 5.00% per annum on drawn amounts and 3.00% per annum on undrawn amounts. On the effective date of the Restructuring, all claims arising under the Credit Agreement and related guarantees will be terminated and released, and each Term Lender will receive its pro rata share of (i) cash consideration in an amount equal to the lesser of (a) $45 million and (b) the aggregate amount such that at least $50 million of pro forma liquidity will be maintained on the Company’s consolidated balance sheet on the Effective Date from immediately available funds from both cash on hand and draws from the New RCF. The Company will borrow funds from the New RCF to fund the fees and expenses of the Restructuring, which are estimated to be $8.9 million and are subject to change depending on the timing of emergence from Chapter 11 Cases. The New RCF will allow the Company to operate its business, significantly reduce the Company’s current interest expense under our existing Credit Agreement, in a manner expected to generate and maintain sufficient cash flows to fund the Company’s operations and meet all expected liabilities and obligations, including interest payments under the New RCF.
In addition, under the terms of the Restructuring, all existing TRA claims under our Tax Receivable Agreement will be canceled. In conjunction with this cancellation, each holder of TRA claims will receive its pro rata share, as compared to all holders of TRA claims, in the form of cash or equity or a mix of cash and equity at the sole election of each such holder of TRA claims.
The success of the Restructuring will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Plan. While we anticipate having sufficient liquidity from these sources of funding to fund our operations and consummate the Restructuring, there can be no assurances to that effect.
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
On May 18, 2017, we, through our subsidiary Green Apple Management Company, LLC, entered into an office lease with The GC Net Lease (Wayne) Investors, LLC. A copy of the lease agreement was filed as Exhibit 99.1 on Form 8-K filed with the SEC on May 19, 2017. The office is located at 1200 Morris Drive, Chesterbrook, Pennsylvania. The initial lease period under the agreement runs until June 30, 2028 and requires monthly payments in the amounts of $0.1 million starting January 2018 and increasing to $0.2 million in June 2018.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. Since May 2014, the FASB issued amendments to this standard (ASU Nos. 2016-8, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-13), which provide further clarification regarding this standard. ASU 2014-09 will replace certain existing revenue recognition guidance when it becomes effective. The original effective date of the guidance was deferred in August 2015 by the issuance of ASU No. 2015-14 and is effective for public entities in the fiscal year beginning after December 15, 2017, including interim reporting periods within that reporting period, and for all other entities in the fiscal year beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management has commenced its implementation activities and determined that the following revenue streams are not impacted by or are excluded from the scope of this ASU: a) interest income, b) realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives, c) realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, d) changes in mortgage servicing rights, net, e) loan servicing fees, and f) realized and unrealized gains (losses) on marketable securities, net. Management is continuing to evaluate the impact of the future adoption of this ASU on our consolidated financial statements.
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

Structured Settlements Segment
Interest Rate Risk
We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our condensed consolidated statements of operations. As of September 30, 2017, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of September 30, 2017	Impact as of September 30, 2017 of a 100 basis point increase in interest rates	Impact as of September 30, 2017 of a 100 basis point decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$4,325,032	$(275,131)	$302,967
Unsecuritized finance receivables, at fair value	26,111	(2,788)	3,318
VIE and other finance receivables, at fair value	4,351,143	(277,919)	306,285
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	(4,200,824)	251,420	(283,515)
VIE derivative liabilities, at fair value	(43,494)	15,850	(17,292)
Net impact	N/A	$(10,649)	$5,478
These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt and associated VIE derivative liabilities.
In addition to the impact to our consolidated balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized or sold, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the structured settlement payment streams we purchased during the nine months ended September 30, 2017, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our loss for the nine months ended September 30, 2017 would have been increased by approximately $10.4 million. If instead this increase of 1% in financing costs were to have only affected our September structured settlement payment stream purchases, our loss for the nine months ended September 30, 2017 would have been increased by approximately $1.2 million.
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
As of September 30, 2017, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of September 30, 2017	Impact as of September 30, 2017 of a 100 basis point increase in interest rates	Impact as of September 30, 2017 of a 100 basis point decrease in interest rates
	(In thousands)
Mortgage loans held for sale, at fair value	$239,477	$(14,336)	$9,078
Mortgage servicing rights, at fair value	50,018	4,710	(12,157)
Interest rate lock commitments, at fair value	16,268	(23,233)	7,557
Forward sale commitments, at fair value	1,848	38,882	(17,038)
Net impact	N/A	$6,023	$(12,560)
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings appears in "Part I, Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference. There have been no material developments to any of our current legal proceedings described in our Annual Report on Form 10-K (as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017), except as noted below.
On February 10, 2015, a competitor filed, in the United States District Court for the Central District of California, Western Division, a complaint alleging that the Company and certain of its affiliates have violated antitrust laws as a result of the 2011 merger between J.G. Wentworth, LLC and Peach Holdings Inc. and post-merger activities, and requested that the court find that there has been a Section 7 violation of the Clayton Act, assets are to be divested, an injunction should be issued and monetary damages should be awarded. After allowing the plaintiff two attempts to amend its original complaint to sustain a viable claim, on February 1, 2016, the court granted our motion to dismiss, with prejudice, and on February 10, 2016, the court entered a judgment accordingly. On February 26, 2016, the plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit; No. 16-55289 (D.C. No. 2:15-cv-00954-BRO-PJW). The parties completed their briefing on the appeal, and oral argument on the plaintiff’s appeal was conducted on October 3, 2017. On October 19, 2017, the United States Court of Appeals for the Ninth Circuit affirmed the District Court's decision.
On August 3, 2016, Rockpoint Funding, LLC and Rockpoint Strategies, LLC (collectively, the "Plaintiffs") filed in the Superior Court of the State of California for the County of Los Angeles - Central District, Case No.: BC629359, an action against The J.G. Wentworth Company, Green Apple Management Company, LLC, PeachOne Funding SPV, LLC, Peachtree Funding Northeast, LLC and Peachtree Pre-Settlement Funding, LLC (collectively, the "Defendants"). The complaint alleges that the Defendants breached an asset purchase agreement among the parties. Plaintiffs are seeking compensatory damages, attorney's fees, costs and punitive damages. On September 28, 2016, the Defendants filed a demurrer to the allegations and supporting memorandum of points and authorities. On October 13, 2016, the Plaintiffs filed an opposition to the demurrer, and on October 19, 2016, the Defendants filed a reply. On October 26, 2016, the court held a hearing on the demurrer and issued a tentative ruling that granted the demurrer on various counts and overruled the demurrer on others. The court took the matter under advisement after the oral argument and, on November 1, 2016, adopted its tentative ruling as final. The Plaintiffs filed their first amended complaint on December 14, 2016 making similar allegations and adding items believed to be sufficient to sustain their claims. The Defendants then filed a demurrer to the first amended complaint, the Plaintiffs responded and the Defendants filed their associated reply. On February 27, 2017 the court issued its tentative ruling on the demurrer, sustaining the demurrer as relating to the claims for breach of contract, duty of good faith/fair dealing and promissory estoppel, without further leave to amend the complaint, and overruling the demurrer on the breach of duty to negotiate in good faith and negligent misrepresentation claims. The Plaintiffs requested a hearing on the tentative ruling which was held on April 5, 2017. After the hearing, the court adopted its tentative ruling making it final. Thereafter, the Defendants filed an answer denying the Plaintiffs' remaining claims. The parties updated the court that they were working toward a mutually agreeable settlement of the open claims, and asked the court for extensions of certain deadlines. The court granted the request and the trial on the matter that was tentatively scheduled for December 4, 2017 was postponed. In the interim, the parties continued their settlement negotiations and ultimately agreed on mutually agreeable terms of settlement. On October 31, 2017, the parties executed settlement documentation and the matter was dismissed with prejudice.
Item 1A. Risk Factors
Information regarding our risk factors appears in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017), and such information is incorporated herein by reference. There have been no material developments to the risk factors described in our Annual Report on Form 10-K, except as noted below.
We have entered into a restructuring support agreement (the “Restructuring Support Agreement”) and plan to restructure certain of our outstanding indebtedness under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) to address our liquidity, capital structure, and debt service obligations.
As of September 30, 2017, we had $449.5 million of total indebtedness (not including indebtedness related to our warehouse facilities, other borrowings under revolving credit facilities and other similar borrowings and asset-backed securitizations, which indebtedness is recourse only to the VIE assets on our balance sheet) that matures in February 2019. We anticipate that we will not be able refinance this indebtedness when it matures.
Accordingly, on November 9, 2017, we entered into the Restructuring Support Agreement with lenders holding in excess of 87% of our senior secured term loans (the “Consenting Lenders”) and certain members of The J.G. Wentworth Company, LLC (the “Consenting Members”). The Restructuring Support Agreement, a copy of which was filed as Exhibit 10.1 on Form 8-K filed with the SEC on November 9, 2017, sets forth, subject to certain conditions, the commitment of the Company, the Consenting

Lenders and the Consenting Members to support a comprehensive restructuring of our long-term debt and existing equity (the “Restructuring”) and a timeline and process for its implementation including obtaining certain regulatory and third party approvals. The Restructuring is expected to be effectuated through a pre-packaged chapter 11 plan of reorganization (as may be amended, restated, supplemented, otherwise modified from time to time, the “Plan”) pursuant to the Chapter 11 Cases to be commenced under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court).
There can be no assurances that we will be able to successfully consummate the Plan, restructure under Chapter 11, or realize all or any of the expected benefits from the Restructuring.
We plan to seek the protection of the Bankruptcy Court, which subjects us to the risks and uncertainties associated with Chapter 11 proceedings and may harm our business and place our equity holders at significant risk of losing all of their investment in the Company.
For the duration of our bankruptcy proceedings, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. As such, seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort attending to the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management, including Stewart A. Stockdale, our Chief Executive Officer, and other employees necessary to the success and growth of our business. Other significant risks related to our commencement of the Chapter 11 Cases include the following:

•	our ability to prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases;

•	the high costs of bankruptcy and related fees;

•	our ability to obtain sufficient financing to operate and execute our business plan while the Chapter 11 Cases are ongoing;

•	our ability to maintain our relationships with our customers, employees, and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence; and

•	the actions and decisions of our debt holders and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans.
Delays in the Chapter 11 Cases increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
The Restructuring Support Agreement contemplates the confirmation of the Plan through an orderly prepackaged bankruptcy case, but there can be no assurance that we will be able to implement such a Plan. In order for any proposed plan of reorganization to be confirmed, the Bankruptcy Code, in addition to other legal requirements, requires that at least one impaired class of creditors votes to accept the plan of reorganization. In order for a class to approve a plan of reorganization, approval of over one-half in number of creditors and at least two-thirds in claim amount by those who vote in each impaired class of creditors are required. In addition to obtaining the required votes, the requirements for a Bankruptcy Court to approve a plan of reorganization include, among other judicial findings, that we acted in accordance with the applicable provisions of the Bankruptcy Code and the plan of reorganization has been proposed in good faith and not by any means forbidden by law.
In the event at least one class of impaired creditors or interest holders does not vote to accept the plan of reorganization, we would have to satisfy the “cram down” requirements of the Bankruptcy Code and show that the plan of reorganization does not unfairly discriminate and is fair and equitable with respect to those classes of claims and interests that did not vote to accept the plan of reorganization.
     We may not be able to obtain approval of a disclosure statement and/or the required votes or the required judicial approval to the proposed plan of reorganization promptly, if at all. In such event, a prolonged Chapter 11 bankruptcy proceeding could adversely affect our relationships with customers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the proposed Plan. In addition, if the Plan is not confirmed by the Bankruptcy Court, we may be forced to liquidate our assets.
Once our bankruptcy proceeding is commenced, it is also possible that the Bankruptcy Court may dismiss the proceeding or otherwise decide to abstain from hearing it on procedural grounds. In addition, the confirmation and effectiveness of the Plan is subject to certain conditions and requirements in addition to those described above that may not be satisfied, and the Bankruptcy Court may conclude that the requirements for confirmation and effectiveness have not been satisfied.

Under the proposed Plan, all existing equity interests of our common stockholders will be canceled and our common stockholders will lose the full amount of their investment in the Company.
We have a significant amount of total indebtedness that is senior to our existing common stock in our capital structure. The Plan contemplated by the Restructuring Support Agreement provides, among other things, that upon our emergence from our Chapter 11 Cases, all shares of our existing common stock will be canceled and holders of our existing common stock will not be entitled to receive any recovery. Should the Plan in its current form be confirmed by the Bankruptcy Court, holders of our common stock would lose the full amount of their investment in the Company. Accordingly, any trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative and any acquisition of our common stock during this period may result in a complete loss of your investment.
The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the Restructuring Support Agreement, including timely meeting specified milestones related to the solicitation of votes to approve the Plan, commencement of the Chapter 11 Cases, confirmation of the Plan, and consummation of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.
We may not be able to obtain confirmation of the Plan.
     There can be no assurance that the Plan as outlined in the Restructuring Support Agreement (or any other plan of reorganization) will be approved by the Bankruptcy Court. The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. For instance, we might receive objections to confirmation of the Plan from various stakeholders in the Chapter 11 Cases. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court’s decision to confirm the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations. If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims.
There can be no assurance as to whether we will be able to obtain confirmation of the Plan, successfully reorganize and emerge from the Chapter 11 Cases or, if we do obtain confirmation of the Plan and successfully reorganize, as to when we would emerge from the Chapter 11 Cases. If we are unable to gain confirmation of the Plan and successfully reorganize, we may not be able to continue our operations.
We may not have adequate liquidity to operate our business.
We have historically relied on the following methods to fund the different segments of our business: (i) our guaranteed structured settlement and annuity payment stream purchases have been funded with available cash and cash equivalents and/or through two separate warehouse facilities, which, as of November 14, 2017, had an aggregate capacity of $275.0 million, (ii) our purchases of life contingent structured settlement and life contingent annuity payment streams have been funded through a committed permanent financing facility with a capacity of $100.0 million that can be increased at the lender’s option by $50.0 million, (iii) our purchases of lottery payment streams have been funded by using one of our two remaining guaranteed structured settlement and annuity warehouse facilities to finance those streams, (iv) our mortgage loan origination activities have been funded primarily through three separate warehouse facilities that had an aggregate capacity of $340.0 million as of November 14, 2017. In addition, we have a widely syndicated senior secured term loan with a principal balance of $449.5 million as of September 30, 2017 which matures in February 2019. Under the terms of the Restructuring Support Agreement, the Company will borrow funds from HPS Investment Partners, LLC and/or its affiliates, affiliated or managed funds, separately managed accounts and co-investors under a new revolving credit facility in an aggregate amount of at least $65 million, but no more than $70 million, to fund the fees and expenses of the Restructuring.
While we anticipate having sufficient liquidity from these sources of funding to fund our operations and consummate the Restructuring, there can be no assurances to that effect. In addition, there can be no assurance that we will be able to maintain sufficient liquidity or access other sources of liquidity when needed in the future.
 The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Leading up to and following commencement of the Chapter 11 Cases contemplated by the Restructuring Support Agreement, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.
During the pendency of the Chapter 11 Cases, our management and employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and retain key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code.
The loss of services of members of our management team and the failure to retain or attract members of our management team, including Stewart A. Stockdale, our Chief Executive Officer, and other key personnel, could impair our ability to execute our strategy and implement operational initiatives, which would likely have a material adverse effect on our business, financial condition and results of operations.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
There was no share repurchase activity by the Company during the three months ended September 30, 2017.
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Not applicable.
Item 6.   Exhibits

Exhibit No.	Description
Exhibit 10.1
Restructuring Support Agreement, dated as of November 9, 2017, by and among the Company Parties and the supporting parties thereto. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on November 9, 2017, and incorporated herein by reference.

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

THE J.G. WENTWORTH COMPANY

November 14, 2017	By:	/s/ Stewart A. Stockdale
Stewart A. Stockdale
Chief Executive Officer and Director

November 14, 2017	By:	/s/ Aikaterini Cozza
Aikaterini Cozza
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.1
Restructuring Support Agreement, dated as of November 9, 2017, by and among the Company Parties and the supporting parties thereto. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on November 9, 2017, and incorporated herein by reference.

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