Form 10-K/A
period 2016-12-31
J.G. Wentworth Co
filed 2017-12-28
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-36170

THE J.G. WENTWORTH COMPANY
(Exact name of registrant as specified in its charter)

Delaware	46-3037859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Morris Drive, Suite 300, Chesterbrook, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
(484) 434-2300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, par value $0.00001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

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
☐  Yes ☒  No

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates was approximately $3.9 million, based on a closing price of $0.26.

The number of shares of the registrant's Class A common stock, par value $0.00001 per share, outstanding was 16,352,642 as of December 13, 2017. The number of shares of the registrant's Class B common stock, par value $0.00001 per share, outstanding was 8,629,866 as of December 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Rule 14A are incorporated by reference in Part III, Items 10 – 14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of The J.G. Wentworth Company (the “Company”) for the year ended December 31, 2016, which was originally filed on March 29, 2017 (the “Original Filing”), is being filed solely to correct the reference on the cover page to the registration under Section 12 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), of the Company’s Class A common stock, par value $0.00001 per share (the “Class A Common Stock”). The Original Filing inadvertently stated that the Class A Common Stock was registered under Section 12(b) of the Exchange Act, when in fact the Class A Common Stock was registered under Section 12(g) of the Exchange Act.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted and no certifications pursuant to Section 906 of the Sarbanes-Oxley Act have been filed.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on December 28, 2017 by the undersigned, thereunto duly authorized.

THE J.G. WENTWORTH COMPANY

By:	/s/ Stewart A. Stockdale
Name: Stewart A. Stockdale Title: Chief Executive Officer

EXHIBIT INDEX

The following exhibits are filed with this Form 10-K/A.

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002