Form 10-K
period 2017-12-31
J.G. Wentworth Co
filed 2018-04-03
CIK 1580185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36170

THE J.G. WENTWORTH COMPANY
(Exact name of registrant as specified in its charter)

Delaware	46-3037859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Morris Drive, Suite 300 Chesterbrook, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
(484) 434-2300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates was approximately $3.8 million, based on a closing price of $0.24.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☒ No

Immediately prior to the Effective Date (as defined in this Annual Report), there were outstanding 15,810,703 shares of the registrant's Class A common stock, par value $0.00001 per share, which were publicly traded. Immediately prior to the Effective Date, there were outstanding 8,629,738 shares of the registrant's Class B common stock, par value $0.00001 per share.

As of February 28, 2018, there were outstanding 24,913,370 shares of the registrant's New Class A common stock (as defined in this Annual Report), par value $0.00001 per share, which are not publicly traded. As of February 28, 2018, there were outstanding 141,384 shares of the registrant's New Class B common stock (as defined in this Annual Report), par value $0.00001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

•	our dependence on third parties, including our ability to maintain relationships with such third parties and our potential exposure to liability for the actions of such third parties;

•	damage to our reputation and increased regulation of our industries which could result from negative commentary on social media and unfavorable press reports about our business model;

•	infringement of our trademarks or service marks;

•
changes in, and our ability to comply with, any applicable federal, state and local laws and regulations governing us, including any applicable federal consumer financial laws enforced by the Consumer Financial Protection Bureau;

•	our ability to maintain our state licenses or obtain new licenses in new markets;

•	our ability to continue to purchase structured settlement payments and other financial assets;

•	our business model being susceptible to litigation;

•	our ability to remain in compliance with the terms of our substantial indebtedness and to refinance our term debt;

•	our ability to obtain sufficient working capital at attractive rates or obtain sufficient capital to meet the financing requirements of our business;

•	our ability to renew or modify our warehouse lines of credit;

•	changes in prevailing interest rates and our ability to mitigate interest rate risk through hedging strategies;

•	the accuracy of the estimates and assumptions of our financial models;

•	the public disclosure of the identities and information of structured settlement holders maintained in our proprietary database;

•	our dependence on the opinions of certain credit rating agencies of the credit quality of our securitizations;

•	our ability to complete future securitizations, other financings or sales on favorable terms;

•	the insolvency of a material number of structured settlement issuers;

•	adverse changes in the residential mortgage lending and real estate markets, including any increases in defaults or delinquencies, especially in geographic areas where our loans are concentrated;

•	our ability to grow our loan origination volume, acquire mortgage servicing rights ("MSRs") and recapture loans that are refinanced;

•	changes in the guidelines of the applicable government-sponsored enterprises ("GSEs"), or any discontinuation of, or significant reduction in, the operation of the applicable GSEs;

•	the effect of our recent emergence from bankruptcy on our business and relationships.

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
We had revenue of $428.7 million for the year ended December 31, 2017, of which $313.9 million was from our Structured Settlements segment and $114.8 million was from our Home Lending segment. See Note 29 in the Notes to the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data'" and "Part II, Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations'" for additional financial information for each of our reportable segments.
In the first half of 2017, we focused on improving the performance of our Structured Settlements business, maintaining adequate liquidity through funding source optimization and rigorous expense controls while continuing to grow our Home Lending business and enhance the value of our mortgage servicing rights.
During the second half of 2017, we entered into a consensual restructuring agreement with our lenders, which is further discussed below. The restructuring was completed in January 2018 and significantly reduced our debt and strengthened our balance sheet. Under the terms of the restructuring, we extinguished $449.5 million of our senior credit facility and obtained a new secured revolving credit facility of $70.0 million which is utilized for general corporate purposes and working capital. In addition to reducing the Company's annual debt service from $32.0 million to less than $5.0 million, we reconstituted our Board of Directors to reflect the new ownership of the Company and consequently, all previously issued and held equity interests were canceled without recovery. The restructuring was accomplished, and became effective on January 25, 2018, through a voluntary, pre-packaged, in-court process whereby the Company's operating entities, including those serving employees, customers, vendors and suppliers, were unaffected. We also continued to access the capital markets through the execution of a securitization of our structured settlements assets to extract what we believe was the maximum profitability based on current market conditions and underlying economics.
At our Home Lending business, we concentrated on continuing to grow our business through operational scale while focusing on capital market execution and anticipating changes in the interest rate environment.
Reorganization Plan under Chapter 11 and Bankruptcy Proceedings
On December 12, 2017, the Corporation, together with certain of its subsidiaries (the “Debtors”) filed voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue the previously announced Joint Pre-Packaged Plan of Reorganization of Orchard Acquisition Company, LLC and its Debtor Affiliates, dated December 1, 2017 (as amended, the “Plan”). Only the Debtors filed the Chapter 11 Cases. Accordingly, the direct and indirect subsidiaries of Orchard Acquisition Company, LLC, including the entities which conduct all of the Company's consolidated operations, have not filed for bankruptcy.

On January 17, 2018, the Bankruptcy Court entered an order approving and confirming the Plan (the “Confirmation Order”). On January 25, 2018 (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan and the Plan became effective in accordance with its terms and the Debtors emerged from bankruptcy.
Pursuant to the Plan, (a) all claims arising under the Debtors’ pre-petition secured term loan facility and related guarantees were terminated and released, and each holder of such claims received its pro rata share of (i) cash consideration (the “Term Lender Cash Consideration”) and (ii) new common equity of the reorganized Company (the “New Common Equity”), subject to dilution by the Management Incentive Plan adopted on the Effective Date; (b) all pre-petition equity interests in The J.G. Wentworth Company, LLC (the “Partnership”) were canceled and in exchange each holder of such equity interests (the “Existing Partnership Equity holders”) received its pro rata share of (i) New Common Equity or (ii) cash consideration (the “Partnership Cash Consideration”), or a mix of both the Partnership Cash Consideration and New Common Equity (collectively, the “Partnership Consideration”); (c) all pre-petition claims against the Company (“TRA Claims”) arising under that certain Tax Receivable Agreement, dated as of November 14, 2013 (the “TRA”), were canceled and, in consideration, each TRA claimant received its pro rata share of the New Class A common stock and the New Class B common stock of the Company or cash consideration, at the sole election of each holder of a TRA claim. Consequently, as of January 25, 2018, the TRA claimants now hold, in the aggregate, 161,961 shares of New Class A common stock and 141,384 shares of New Class B common stock and received $4.8 million of cash consideration. The aggregate fair value of the total settlement was $6.6 million.
Pursuant to the Plan all previously issued and held equity interests were canceled without recovery.
Furthermore, the Company terminated the effectiveness of its registration statements and removed from registration any securities that remained unsold under Section 12 of the Exchange Act and suspended its reporting obligations under Sections 13(a) and 15(d) of the Exchange Act.
On the Effective Date, we entered into a New Revolving Credit Facility Agreement (the “New RCF Agreement”) among Orchard Acquisition Company, LLC, as Parent Borrower (the “Parent Borrower”), J.G. Wentworth, LLC (“JGW LLC”), the lending institutions from time to time party thereto, and HPS Investment Partners, LLC, a related party, as administrative agent (the “Administrative Agent”). We utilized borrowings under the New RCF Agreement to fund the fees and expenses of the restructuring transactions contemplated by the Plan, the Partnership Cash Consideration, a portion of the Term Lender Cash Consideration, and working capital and other general corporate purposes. The New RCF Agreement provides for a new four-year revolving credit facility (the “New RCF”) with an aggregate borrowing availability of $70.0 million.
As a result of the foregoing, the Company’s corporate structure otherwise remained substantially the same as prior to the Chapter 11 Cases. The Company amended and restated its certificate of incorporation to provide for, among other things, the authorization of 225,000,000 shares of new Class A common stock, (the "New Class A common stock") and 25,000,000 shares of new Class B common stock, (the "New Class B common stock" and, together with the New Class A common stock, the "New Common Stock"). The Company is not authorized to issue any shares of preferred stock under its amended and restated certificate of incorporation.
Pursuant to the Plan, the members of the Board of Directors of the Company were replaced with new members, as set forth in Part III, Item 10 "Directors, Executive Officers and Corporate Governance" of this Form 10-K.
In connection with the implementation of the Plan and as a result of the change in control effectuated by the Plan, the Debtors sought and obtained certain required regulatory approvals related to Home Lending prior to the effective date of the Plan.
For additional information related to the Debtors’ emergence from bankruptcy and the terms of the New RCF, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Structured Settlements
Structured Settlements, Annuities and Lottery Receivables
Through our Structured Settlements segment, we serve the needs of our customers by providing them with cash in exchange for a certain number of their fixed scheduled future payments. Customers desire liquidity for a variety of reasons, including costs related to debt reduction, housing, automotive, business opportunities, education and healthcare. We provide liquidity to our customers through:

•
Purchasing Structured Settlement Payments. Structured Settlements are financial tools used by insurance companies to settle claims on behalf of their customers. They are contractual arrangements under which an insurance company agrees to make periodic payments to an individual as compensation for a claim typically arising out of personal injury. These payments fall into two categories: guaranteed structured settlement payments, which are paid out until maturity regardless of the status of the beneficiary, and life contingent structured settlement payments, which cease upon the death of the beneficiary. Often, due to changes in their life circumstances, these individuals prefer a cash payment up front rather than such periodic payments, and we offer them that liquidity. We purchase all or part of these structured settlement payments at a discount to the aggregate face amount of the future payments in exchange for a single up-front payment. These future structured settlement payments are generally disbursed to us directly by an insurance company. The structured settlement payments we purchase have long average lives of more than ten years and cannot be prepaid. Since the enactment of the federal Victims of Terrorism Tax Relief Act of 2001 (the "Tax Relief Act"), every one of our structured settlement payment stream purchases has been reviewed and approved by a judge. Based on information provided by the National Association of Settlement Purchasers, we believe we are the largest purchaser of structured settlement payments in the United States.

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

We act as an intermediary that identifies, underwrites and purchases individual payment streams from our customers, aggregates the payment streams and then finances them in the institutional market, principally at financing rates that are below our cost to purchase the payment streams. We purchase future payment streams from our customers for a single up-front cash payment that is negotiated with each of our customers. We fund our purchases of payment streams with short and long-term non-recourse financing. We initially fund our purchase of structured settlement payments and annuities through committed warehouse lines. Our guaranteed structured settlement and annuity warehouse facilities totaled $225.0 million at December 31, 2017. We regularly assess our financing sources and adjust the nature and amount of our committed warehouse lines in light of current and projected market conditions. We may seek to amend our warehouse facilities to better reflect our financing needs. We also intend to undertake a sale or securitization of these assets multiple times per year, subject to our discretion, in transactions that are designed to generate excess cash proceeds over the purchase price we paid for those assets and the amount of warehouse financing used to fund that purchase price. We finance the purchase of other payment streams using a combination of other committed financing sources, cash on hand and our operating cash flow.
We refer to undiscounted total receivable balances that we have purchased as TRB. TRB purchases for the years ended December 31, 2017 and 2016 were $719.5 million and $713.4 million, respectively. Because our purchase and financing of periodic payment streams is undertaken on a positive cash flow basis, we view our ability to purchase payment streams as key to our business model. We continuously monitor the efficiency of marketing expenses and the hiring and training of personnel engaged in the purchasing process. Another key feature of our business model is our ability to aggregate payment streams from many individuals and from a diversified base of payment counterparties. We have reviewed the TRB which we purchase directly or purchase from third parties and have discontinued our focus on less profitable TRB.
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
A Consumer Incentive card is non-reloadable and can only be funded for a single load by a corporate entity, in this case, us. We have branded our proprietary, bank-issued Consumer Incentive card as The J.G. Wentworth Visa® Reward Card. We use The J.G. Wentworth Visa® Reward Card to support our structured settlement consumer acquisition and retention efforts by using the cards in place of paper checks. We also sell customizable Consumer Incentive cards to third-party businesses. In connection with our GPR and Consumer Incentive cards, we earn account maintenance and other transaction fees based on consumers' use of the cards. We also earn fees when we sell GPR and Consumer Incentive cards to third-party businesses. As of December 31, 2017, our payment solutions group had not generated significant revenues.
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
Pre-Settlement Funding
Pre-settlement funding is a transaction with a plaintiff that has a pending personal injury claim to provide liquidity while awaiting settlement. These are not loans; rather, there is an assignment of an interest in the settlement proceeds of the claim and, if and when a settlement occurs, payment is made to us directly via the claim payment waterfall, not from the claimant. If the plaintiff's claim is unsuccessful, the purchase price and accrual of fees thereon are written off. In April 2015, we stopped purchases of finance receivables associated with pre-settlement funding transactions. We do, however, continue to broker such transactions to third parties in exchange for broker or referral fees. We also continue to service $24.4 million in gross finance receivables (at cost) related to pre-settlement funding transactions that we purchased prior to the cessation of related funding activities.
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

Our Home Lending segment operates through our wholly-owned subsidiary, J.G. Wentworth Home Lending, LLC. Home Lending is a residential mortgage lender with active licenses in 45 states and the District of Columbia and is an approved Title II, non-supervised direct endorsement mortgagee with HUD. In addition, Home Lending is an approved issuer with Ginnie Mae, Freddie Mac, the USDA and the VA, as well as an approved seller/servicer with Fannie Mae, Freddie Mac and Ginnie Mae. All of Home Lending's underwriting, closing, funding, and corporate functions are managed centrally at its headquarters in Woodbridge, Virginia. However, we rely on sales and sales support staff (including loan officers, processors, and administrative staff) located throughout the country.

Our loan origination operations primarily consist of distributed retail and direct-to-consumer operations. In our distributed retail channel, we generate leads and originate loans from business and personal referrals as well as from previous customers via our 24 branch locations that are located in 15 states. Our direct-to-consumer channel consists of affinity relationships and other marketing initiatives. Through affinity relationships we generate program leads and originate mortgage loans directly with borrowers through our telephone call centers or the Internet. Our direct-to-consumer marketing initiatives generate refinance and purchase mortgage leads through a variety of marketing channels including direct mail, paid search and search engine optimization. For the year ended December 31, 2017 and 2016, 11.3% and 13.8%, respectively, of our originations were through our distributed retail operations and 88.7% and 86.2%, respectively, were through our direct-to-consumer operations. After originating loans, we transfer those mortgage loans into pools of Ginnie Mae and Fannie Mae MBSs, and/or sell whole mortgage loans to third party investors in the secondary market.
Servicing primarily involves loan administration, payment processing, mortgage escrow account administration, collection of insurance premiums, response to homeowner inquiries, loss mitigation solutions, including loan modifications, and supervision of foreclosures and property dispositions on behalf of the owners of the loans. These activities generate recurring revenues and cash flows. Revenues primarily consist of servicing fees, which are generally expressed as basis points of the outstanding unpaid principal balance, and ancillary revenues such as late fees, modification fees and incentive fees. Our servicing portfolio includes mortgage servicing rights, which are rights we own and record as assets to service traditional residential mortgage loans for others either as a result of a purchase transaction or from the sale and securitization of loans we originate. We have elected to account for our MSR portfolio at fair value. Due principally to servicer advance requirements, MSRs require capital and liquidity; however, such advances are generally financeable. We sub-contract the actual servicing to a third-party provider. As of December 31, 2017, we serviced 21,974 loans with an aggregate outstanding principal balance of $5.3 billion.
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
A portion of structured settlements may have a life contingent component. Life contingent structured settlements are similar to guaranteed structured settlements, however, unlike guaranteed structured settlements, which pay out until maturity regardless of the status of the beneficiary, life contingent structured settlement payments cease upon death of the beneficiary. We have developed a financing model that allows us to purchase these life contingent structured settlement payments without assuming any mortality risk.
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

Regulatory Aspects of Our Overall Business
Dodd-Frank Act
Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") established the Consumer Financial Protection Bureau ("CFPB"), which has regulatory, supervisory and enforcement powers over providers of consumer financial products and services. Included in the powers afforded to the CFPB is the authority to adopt rules declaring specific acts and practices to be "unfair," "deceptive" or "abusive," and hence unlawful. The CFPB could adopt rules imposing new and potentially burdensome requirements and limitations with respect to our lines of business. However, on November 25, 2017, Mick Mulvaney was appointed acting Director of the CFPB following the resignation of Director Richard Cordray. Acting Director Mulvaney has publicly stated that the way the new leadership will interpret and enforce Dodd-Frank will be “dramatically different,” however the precise changes are as yet unknown.
In addition to Dodd-Frank's grant of regulatory powers to the CFPB, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of fourteen federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution, reformation or rescission of contracts, payment of damages, refund or disgorgement, as well as other kinds of affirmative relief) and civil monetary penalties ranging from $5,437 per day for violations of federal consumer financial laws (including the CFPB's own rules) to $27,186 per day for reckless violations and $1,087,450 per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. Pursuant to CFPB Bulletin 2016-02, supervised banks and non-banks could be held liable for actions of their service providers, such as sub-servicers. Additional information regarding the Civil Investigative Demands ("CIDs") from the CFPB relating to our structured settlement and annuity payment purchasing activities is included in Part I, Item III "Legal Proceedings" of Form 10-K.
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
In connection with its administration and enforcement of economic and trade sanctions based on U.S. foreign policy and national security goals, the Treasury Department's Office of Foreign Assets Control ("OFAC") publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups, and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called "Specially Designated Nationals" ("SDNs"). Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.

In addition, the Bank Secrecy Act requires financial institutions to keep records of cash purchases of negotiable instruments and other suspicious activity that might denote money laundering, tax evasion or other criminal activity and requires financial institutions to remain in compliance with state and federal anti-money laundering laws.
Privacy and Information Safeguard Laws
In the ordinary course of our business, we collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999 and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. Furthermore, if enacted as proposed, California Senate Bill 297 would require lead generators to comply with the same legal requirements for information privacy and security as what applies to state licensed lenders.
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

•
The Equal Credit Opportunity Act ("ECOA") prohibits discrimination on the basis of age, race and certain other characteristics in the extension of credit. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from applicants and from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications.

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
Electronic Funds Transfers Act
Regulation E, which implements the Electronic Funds Transfer Act, imposes requirements for the issuance and sale of gift cards. The requirements mandate that certain clear and conspicuous disclosures be provided to consumers at the point of sale and on the card itself, including with respect to any service, inactivity or dormancy fees that may be assessed. In addition, the regulation places certain restrictions and prohibitions on such fees.
On October 5, 2016, the CFPB issued a final rule providing consumer protections for general prepaid accounts that are not marketed as gift cards. The rule finalized new Regulation E requirements, implementing the Electronic Funds Transfer Act, for prepaid accounts. The new Regulation E requirements create tailored provisions governing disclosures, limited liability and error resolution rules, requirements for periodic statements and the posting of account agreements. The CFPB rule finalized further requirements for prepaid accounts under Regulation Z, implementing the Truth In Lending Act. Pursuant to the new Regulation Z rules, issuers of prepaid accounts must provide protections similar to those for credit cards if they allow consumers to use credit to make purchases in excess of the amount prepaid.
On January 25, 2018, the CFPB issued a final rule postponing the effective date of the revised final rule to April 1, 2019 from the previous effective date of April 1, 2018.
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
Personal Lending
We have created a personal lending platform where consumers seeking personal loans can access third parties or their intermediaries online or on the phone. We do not lend to consumers and are not exposed to credit or default risk. We do not charge consumers for the use of our platform. Our revenue is generated from the up-front match fees paid by the lender on delivery of a lead and the closing of the loan. The business of providing consumer leads to third-party lenders has been the subject of increasing scrutiny by state and federal authorities. On July 4, 2017, Blue Global LLC, a lead generator for payday and other short-term small loans, installment loans, and auto loans, was fined $104 million by the FTC. In addition, on September 19, 2017, the CFPB fined lead generator Zero Parallel $350,000 for steering consumers to lenders that were unlicensed or otherwise offered unlawful loans. Our practices do not resemble the practices engaged in by Blue Global or Zero Parallel. However, the activities of bad actors in the lead generation industry have spurred intensified regulatory scrutiny and may result in increased regulation. For example, if enacted, proposed California Senate Bill 297 would require lead generators to register with the state; comply with legal requirements for the privacy and security of personal information; and refrain engaging in false, misleading or deceptive business or advertising practices.
Home Lending
Home Lending is subject to extensive federal, state and local regulation. Our mortgage originations and mortgage servicing operations are primarily regulated at the state level by state licensing, supervisory and administrative agencies. We, along with certain of our employees who engage in regulated activities, must apply for licensing (or licensing exemption) as a mortgage banker or lender, loan servicer, mortgage loan originator and/or debt default specialist, pursuant to applicable state law. These laws typically require that we file applications and pay certain processing fees to be approved to operate in a particular state, and that our principals and loan originators be subject to background checks, administrative review and continuing education requirements. Home Lending is actively licensed (or maintains an appropriate statutory exemption) to originate and service mortgage loans in 45 states and the District of Columbia. From time to time, we receive requests from states and other agencies for records, documents and information regarding our policies, procedures and practices regarding our mortgage originations and mortgage servicing business activities, and we are subject to periodic examinations by state regulatory agencies. We incur ongoing costs to comply with these licensing and examination requirements.
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
On January 1, 2018, significant revisions to Regulation C, which implements the Home Mortgage Disclosure Act (“HMDA”), became effective. Under the revised regulation, the number of data points that must be collected and reported is more than double what was previously required (i.e., from 23 to 48). New or revised data points include applicant or borrower age, credit score, unique loan identifier, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, non-amortizing loan features, interest rate, and loan originator identifier. In addition, the revised rules for identifying borrower race and ethnicity under the revised regulation are more complex. For example, borrowers who identify themselves as Hispanic now have the option of indicating whether they are Mexican, Puerto Rican, Cuban or other, which could include any ethnicity.
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
Structured Settlements Competition
The various market participants focused on the purchase of structured settlement, annuity and lottery payment streams are generally small, and competition is primarily based upon marketing, referrals, price and quality of customer service. We compete with established purchasers and, as a result of the relatively low barriers to entry in the industry (low cost of capital, ease of online lead generation, etc.); we also compete with numerous smaller market entrants who enter the market from time to time, particularly when interest rates decrease.
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
Employees

As of December 31, 2017, we had approximately 751 employees, of which 740 were full-time employees. We believe that our relations with our employees are good. None of our employees are covered by collective bargaining agreements or represented by an employee union.
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
Corporate Information
Our principal executive offices are located at 1200 Morris Drive, Suite 300, Chesterbrook, Pennsylvania 19087-5148 and our telephone number at that address is (484) 434-2300. The J.G. Wentworth Company's corporate website is located at http://corporate.jgwentworth.com/about/. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K, unless expressly noted.
Implications of being an Emerging Growth Company
We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). As a result, we are permitted to, and have opted to, rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. In particular, we can take advantage of an extended transition period for complying with new or revised accounting standards which allows us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We took advantage of the extended transition period as permitted under the JOBS Act. Following the filing of this Annual Report on Form 10-K, we will no longer file reports with the SEC because we no longer have a class of securities registered under the Exchange Act.
Item 1A. Risk Factors
You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K. The risk factors generally have been separated into seven groups: (1) risks related to our overall business operations; (2) risks related to our legal and regulatory environment; (3) risks related to our financial position; (4) risks related to our Structured Settlements segment; (5) risks related to our Home Lending segment; (6) risks related to emergence from bankruptcy; and (7) risks related to ownership of our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
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
Additionally, in April 2012, the CFPB issued CFPB Bulletin 2012-03 which states that supervised banks and non-banks could be held liable for actions of their service providers. This bulletin was reissued substantially unchanged as Bulletin 2016-02 on October 31, 2016. As a result of Bulletin 2016-02, we could be exposed to liability, CFPB enforcement actions or other administrative penalties in certain of our business lines if the third parties with whom we do business violate consumer protection laws. In particular, as a result of our use of a sub-servicer in our Home Lending segment, regulators could conclude that we have not exercised adequate oversight and control over our sub-servicer or that our sub-servicer has not performed appropriately, and as a result we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition, results of operations and cash flows.
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
Our principal executive offices are located in Chesterbrook, Pennsylvania, and our Structured Settlements segment, including customer and technical support and management and administrative functions, operates principally out of that location. The majority of our Home Lending segment's underwriting, closing, funding, and corporate functions are managed centrally at its headquarters in Woodbridge, Virginia. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. Notwithstanding these precautions, any disruptions to our operations at these facilities, including from power outage, systems failure, vandalism, terrorism or a natural or other disaster, such as severe weather, hurricane, fire or flood, could significantly impair our operations for a substantial period of time, result in the loss of key information and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, most of our employees live in the areas surrounding our principal offices, and any natural or other disaster in those areas will likely also affect our employees, causing them to be unable to occupy our facilities, work remotely or communicate with or travel to other locations. Such damage to our facilities and operations could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Changes to statutory, licensing and regulatory regimes could result in the enforcement of stricter compliance measures or adoption of additional measures on us or on the third parties, with whom we conduct our business, could restrict our ability to originate, finance, acquire or securitize financial assets or could lead to significantly increased compliance costs and operating expenses. For example, the implementation of the TILA-RESPA Integrated Disclosure rule (the "TRID"), which became effective on October 3, 2015, required additional technological changes and additional implementation costs for us as a mortgage loan originator and servicer. Any future changes in laws or regulations which increase our compliance costs, or otherwise restrict our ability to conduct our business as currently conducted, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Dodd-Frank continues to have the potential to increase our regulatory compliance burden and associated costs and place restrictions on certain originations and servicing operations.
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
The CFPB has adopted, and may continue to adopt, rules imposing new and potentially burdensome requirements and limitations with respect to our lines of business. Since 2011, under former Director Richard Cordray’s leadership, the CFPB implemented certain provisions of Dodd-Frank relating to mortgage originations and mortgage servicing. In 2014, a risk retention requirement was adopted under Dodd-Frank that requires sponsors of securitizations to retain at least 5% of the credit risk relating to the assets that underlie asset backed securities sold through a securitization, including MBSs and the securitizations of the payment streams that we purchase, absent certain exemptions, including a qualified residential mortgage ("QRM") exemption. The risk retention requirement became effective on December 24, 2016 and applies to securitizations created after the effective date. The risk retention requirement may result in higher costs of certain of our securitizations and origination operations and could impose on us additional compliance requirements to meet servicing and origination criteria for QRMs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While the mortgages that we originate in our Home Lending segment will generally qualify for the QRM exemption and securitizations of these loans will not be subject to the risk retention requirement, securitizations of payment streams purchased in our Structured Settlements segment will be subject to the risk retention requirement, which will decrease the amount that cash that we receive in connection with each such securitization. In addition, on October 5, 2016, the CFPB finalized new Regulation E requirements, implementing the Electronic Funds Transfer Act, for prepaid accounts. The new Regulation E rules require financial institutions to limit consumers’ losses when funds are stolen or cards are lost, investigate and resolve errors, and increase the amount of account information that must be provided to consumers. The rules also include new "Know Before You Owe" disclosures that are designed to give consumers clear, upfront information about fees and other costs. Also on October 5, 2016, the CFPB finalized further requirements for prepaid accounts under Regulation Z, implementing the TILA. Pursuant to the new Regulation Z rules, issuers of prepaid accounts must provide protections similar to those for credit cards if they allow consumers to use credit to make purchases in excess of the amount prepaid.
In addition, on January 25, 2018, the CFPB issued a final rule postponing the effective date of the revised final rule to April 1, 2019 from the previous effective date of April 1, 2018.
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
We have, since March 2014, been served with several CIDs from the CFPB relating to our structured settlement and annuity payment purchasing activities. The CIDs have requested various information and documents, including oral testimony, for the purpose of determining our compliance with federal consumer financial laws, and we have provided documents and oral testimony relating to requests in these CIDs. On February 1, 2018, the CFPB issued a letter to JGW LLC noting that it had completed its review as to JGW LLC and that the Office of Enforcement was not intending to recommend that the CFPB take any enforcement action. Thus, JGW LLC considers this matter closed.
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
Because we are not a depository institution, we do not benefit from exemptions to state mortgage banking, loan servicing or debt collection licensing and some regulatory requirements that are generally given to depository institutions under state law. Home Lending must comply with state licensing requirements and varying compliance requirements in each jurisdiction in which it actively does business, which consists of 45 states and the District of Columbia as of December 31, 2017. Future regulatory changes may increase our costs through stricter licensing or disclosure laws or increased fees, or may impose conditions to licensing that we are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees collected by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our Home Lending business cost-prohibitive in the affected state or states and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
From time to time, we have been named as defendant in suits involving attempts to recharacterize the purchase of court-ordered or non-court-ordered structured settlement payments or other assets as loan transactions. If a transaction is characterized as a loan rather than a sale, then various consumer lending laws apply, such as usury statutes, consumer credit statutes or truth-in-lending statutes. If a court finds any of our structured settlement, annuity or lottery purchase transactions are subject to consumer lending laws, we may not have complied in all respects with the requirements of the applicable statutes with respect to those transactions. The failure to comply could result in remedies including the rescission of the agreement under which we purchased the right to the stream of periodic payments and the repayment of amounts we received under that agreement.
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
Increased regulation of lead generation could adversely affect our personal loan business.
On July 4, 2017, Blue Global LLC, a lead generator for payday and other short-term small loans, installment loans, and auto loans was fined $104 million by the FTC. In addition, on September 19, 2017, the CFPB fined lead generator Zero Parallel $350,000 for steering consumers to lenders that were unlicensed or otherwise offered unlawful loans. Our practices do not resemble the practices engaged in by Blue Global or Zero Parallel. However, the activities of bad actors in the lead generation industry have spurred intensified regulatory scrutiny and may result in increased regulation. For example, if enacted, proposed California Senate Bill 297 would require lead generators to register with the state; comply with legal requirements for the privacy and security of personal information; and refrain engaging in false, misleading or deceptive business or advertising practices.
In addition, the CFPB’s Payday, Vehicle Title, and Certain High-Cost Installment Loans Payday Loan Rule, which will go into effect in August 2019, could have an indirect impact on our personal loan business. While we introduce consumer borrowers to lenders and do not engage in any lending, the new rule significantly increases the complexity and costs of making high-cost loans that have a term of less than 45 days, which could affect loan volume.
Risks Related To Our Financial Position
We have indebtedness, which may adversely affect our cash flow and ability to operate or grow our business. We may not be able to generate sufficient cash to meet all of our obligations or service all of our indebtedness and may not be able to extend or refinance our indebtedness. If we are unable to do so, we may be forced to take other actions to satisfy our obligations, which may not be successful.
As of April 2, 2018, we had $59.7 million total indebtedness (not including indebtedness related to our warehouse facilities and asset-backed securitizations, which indebtedness is recourse only to the VIE assets on our balance sheet) and there was $10.3 million in borrowing availability under the New RCF. Our indebtedness could have a number of important consequences. For example, our indebtedness could:

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

•
require us to dedicate a portion or all of our cash flow from operations to payments on our indebtedness, thereby reducing the cash available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

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
If our cash flows and capital resources are insufficient to fund our debt service and other obligations or we are unable to extend or refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. We may not be able to accomplish any such measures on commercially reasonable terms or at all and, even if successful, these measures may not allow us to meet our scheduled debt service or debt obligations. If we cannot fund our debt service and other obligations, the lenders under the New RCF can terminate their commitments to loan money, can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. We were recently forced to file for bankruptcy due to concerns about our ability fund our debt service and ultimately pay or refinance our indebtedness upon its maturity.
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
We are currently highly dependent on obtaining financing to fund our purchases of structured settlement payments and other financial assets and our mortgage loan originations. We currently depend on (i) our committed warehouse lines to finance our purchase of structured settlement, annuity, and lottery payment streams prior to their securitization or other financing, (ii) a permanent financing facility for our life contingent structured settlement payments and life contingent annuity payments purchases, (iii) repurchase facilities, participation agreements and warehouse lines of credit with major financial institutions and regional banks to finance our mortgage originations and (iv) the New RCF for general corporate and working capital purposes.
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
On December 13, 2017, the Federal Reserve increased its benchmark interest rate by 0.25% to 1.50%. Recent economic reports and forecasts from federal officials suggest it is possible that the Federal Reserve will further increase interest rates three times during 2018. On March 21, 2018, the Federal Reserve increased its benchmark interest rate by an additional 0.25% to 1.75%. In the event that interest rates continue to rise, we could be subject to the risks discussed above.
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
The remaining intangible assets that we recorded in connection with previous acquisitions may become impaired.
In connection with the accounting for the acquisition of Home Lending and other acquisitions, we recorded goodwill and other intangible assets. Under U.S. generally accepted accounting principles ("U.S. GAAP"), we must assess, at least annually and potentially more frequently, whether the value of goodwill and any other indefinite-lived intangible assets have been impaired. Finite-lived intangible assets are assessed for impairment in the event of an impairment indicator. We have previously impaired goodwill and other intangible assets associated with the 2011 acquisition of OAC and goodwill associated with the 2015 acquisition of Home Lending. Any further reduction or impairment of the value of our intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders' equity in future periods.
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
More specifically, 17 C.F.R. § 246, also known as “Regulation RR,” requires the sponsor of a securitization transaction (or the majority-owned affiliate of such sponsor) to retain an economic interest in the credit risk of the securitized assets in accordance with any one of §§ 246.4 through 246.10 thereof. Except as provided in §§ 246.5 through 246.10, § 246.4 requires that if the sponsor retains only an eligible vertical interest as part of its required risk retention, that such interest represent no less than 5% of the securitized assets. According to Regulation RR, “eligible vertical interest” means, with respect to any securitization, a single vertical security or an interest in each class of asset-backed security interests in the issuing entity that constitutes the same proportion of each such class. Additionally, § 246.4 requires that if the sponsor retains only an eligible horizontal residual interest as part of its required risk retention, that such interest represent no less than 5% of the fair asset value of all asset-backed security interests in the issuing entity issued as part of the securitization. According to Regulation RR, “eligible horizontal residual interest” means, with respect to any securitization, an asset-backed security interest in the issuing entity (1) that is an interest in a single class or multiple classes in the issuing entity, provided that each interest meets, individually or in the aggregate, all of the requirements of this definition; (2) with respect to which, on any payment date or allocation date on which the issuing entity has insufficient funds to satisfy its obligation to pay all contractual interest or principal due, any resulting shortfall will reduce amounts payable to the eligible horizontal residual interest prior to any reduction in the amounts payable to any other asset-backed security interest, whether through loss allocation, operation of the priority payments, or any other governing contractual provision (until the amount of such asset-backed security interest is reduced to zero); and (3) that, with the exception of any non-economic real estate mortgage investment conduits' residual interest, has the most subordinated claim to payments of both principal and interest by the issuing entity. Finally, if a sponsor retains both an eligible vertical interest and an eligible horizontal residual interest, the percentage of the fair asset value of the eligible horizontal residual interest and the percentage of the eligible vertical interest must equal at least 5. In any case, the percentages of any of the aforementioned interests must be determined as of the closing date of the securitization transaction.
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
Adverse economic conditions also adversely impact our mortgage loan originations business. On December 13, 2017, the Federal Reserve increased its benchmark interest rate by 0.25% to 1.50%. Recent economic reports and forecasts from federal officials suggest it is possible that the Federal Reserve will further increase interest rates three times during 2018. On March 21, 2018, the Federal Reserve increased its benchmark interest rate by an additional 0.25% to 1.75%. Rising interest rates would slow home purchase demand and may preclude many potential borrowers from refinancing their existing loans, which would decrease our originations.
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
Our loan origination operations primarily consist of distributed retail and affiliate relationship operations. In our affiliate relationship operations, we generate program leads from our lead-generation partners and originate mortgage loans directly with borrowers through six telephone call centers or the Internet. In our distributed retail operations, we generate leads and originate loans from business and personal referrals as well as from previous customers via our 24 branch locations that are located in 15 states. One of our affinity relationships accounts for a significant portion of our leads for mortgage originations. The volume of loans funded within our loan origination business is subject to multiple factors, including the success of our customer direct originations, our ability to maintain our affinity and lead-generation relationships, changes in interest rates, availability of government programs and consumer credit. Any of these factors could lead to our inability to maintain or grow our loan originations volume, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of December 31, 2017, Home Lending is actively licensed as a mortgage originator in 45 states and the District of Columbia. We plan to become licensed in additional states, which we expect will have a positive impact on our origination growth. However, there are no assurances that we will obtain these additional licenses. If we are unable to obtain additional licenses, we will not be able to grow our business in accordance with our current plans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have higher concentrations of loans in our servicing portfolio in Virginia and California. As of December 31, 2017, approximately 17.8% and 22.8% of the loans we serviced as measured by unpaid principal balances were concentrated in Virginia and California, respectively.
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
One of the focuses of our origination efforts is "recapture," which involves actively working with existing borrowers to refinance their mortgage loans with us instead of another originator of mortgage loans. Borrowers who refinance have no obligation to refinance their loans with us and may choose to refinance with a different originator. If borrowers refinance with different originators, this decreases the profitability of our primary servicing portfolio because the original loan will be repaid, and we will not have an opportunity to earn further servicing fees after the original loan is repaid. Moreover, recapture allows us to generate additional loan servicing rights more cost-effectively than MSRs acquired on the open market. If we are not successful in recapturing our existing loans that are refinanced, our servicing portfolio will become increasingly subject to run-off, which would increase our costs and risks and decrease the profitability of our servicing business.
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
Risks Related to Emergence from Bankruptcy
We recently emerged from bankruptcy, which could adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our recent emergence from the bankruptcy could adversely affect our business and relationships with customers, vendors, employees, service providers and suppliers. Due to uncertainties, many risks exist, including the following:

•	vendors or other contract counterparties could terminate their relationship or require financial assurances or enhanced performance;

•	the ability to renew existing contracts and compete for new business may be adversely affected;

•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.
The occurrence of one or more of these events could adversely affect our business, operations, financial condition and reputation.
Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of our Chapter 11 Cases, and will not be comparable to our historical financial results as a result of the implementation of our Plan and the transactions contemplated thereby.
We filed with the Bankruptcy Court projected financial information to demonstrate to the Bankruptcy Court the feasibility of our Plan and our ability to continue operations following our emergence from bankruptcy. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. As a result, investors should not rely on those projections.
Upon our emergence from bankruptcy, the composition of our Board of Directors changed significantly.
Pursuant to the Plan, the composition of our Board of Directors changed significantly. Following emergence, our Board of Directors now consists of five directors, none of which, except for Stewart A. Stockdale, our Chief Executive Officer, previously served on our Board of Directors. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on our Board of Directors and, thus, may have different views on the issues that will determine the future of the Company. There is no guarantee that the new Board of Directors will pursue, or will pursue in the same manner, strategic plans consistent with those pursued by the Company under the prior Board of Directors. As a result, the future strategy and plans of the Company may differ materially from those of the past.
The ability of the new directors to quickly expand their knowledge of our business plans, operations and strategies in a timely manner will be critical to their ability to make informed decisions about our strategy and operations. If our Board of Directors is not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected.
The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.
The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.
The change of ownership rules under Section 382 of the Code, as well as our emergence from bankruptcy, may limit our ability to use net operating loss carryforwards to reduce future taxable income.
We have net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Generally, NOL carryforwards can be used to reduce future taxable income. Our use of our NOL carryforwards may be limited, however, under Section 382 of the Code, if we undergo a change in ownership of more than 50% of our common stock over a three-year period as measured under Section 382 of the Code. The complex change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of our stock, including certain public “groups” of stockholders as set forth under Section 382 of the Code, including those arising from new stock issuances and other equity transactions. It is possible that we will experience another ownership change within the meaning of Section 382 of the Code resulting in an annual limit on the use of our NOL carryforwards. This limitation could result in a meaningful increase in our federal and state income tax liability in future years. The determination of whether an ownership change has occurred is complex. No assurance can be given that we will not undergo an ownership change that would have a significant adverse effect on the use of our NOL carryforwards. In addition, the possibility of causing an ownership change may reduce our willingness to issue new common stock to raise capital.
A special exception from the Section 382 limitation rules discussed above may apply in the case of a corporation that experiences an ownership change as the result of a bankruptcy proceeding. Under that exception, if certain claimants receive the loss corporation’s stock under the bankruptcy plan, although an ownership change may have occurred, there would be no limitation on the Company’s ability to utilize its NOLs under Section 382.  However, the application of such exception may require the company to reduce the amount of the NOL carryforward.  We have not yet determined whether or not this exception applies in the context of our emergence from bankruptcy.  If this exception does not apply, our ability to utilize our NOLs in the future may be severely limited.
Under the Plan, our pre-petition debt and certain other obligations were canceled and extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. In accordance with Section 108, we will exclude the amount of discharged indebtedness from taxable income since the Code provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain tax attributes by the amount of CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less than the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued, and (iii) the fair market value of any other consideration, including equity, issued.   As a result of the CODI, we may be required to reduce the amount of the NOL carryovers.
Newly enacted laws, such as Tax Cuts and Jobs Act, or regulations and future changes in the U.S. taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act significantly changed the Code, reducing in the federal statutory corporate income tax rate from 35% to 21% and adding a new limitation on the deductibility of business interest expense and restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. We are still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on the Company. We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, will not undergo significant changes in the near future.
Risks Related To Ownership Of Our Common Stock
The New Common Stock is subject to certain transfer restrictions.
After our filing Form 15 on January 5, 2018, we are no longer required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act, other than this Annual Report on Form 10-K for the year ended December 31, 2017. Our New Common Stock is not publicly traded and is subject to restrictions on transfers, among others, that any transfers must be approved by our Board of Directors or pursuant to general terms and conditions established by our Board of Directors, which may include that transfers be subject to (i) a right of first refusal subject to certain ownership thresholds, (ii) compliance with applicable securities laws generally for such transfers and (iii) such other conditions to be determined by our Board of Directors to ensure the Company will not incur obligations to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. All such transfer restrictions and the terms thereof are set forth in our governing documents.
The ability to transfer the New Common Stock may be limited by the absence of an active trading market and the New Common Stock is not registered.
Prior to our emergence from bankruptcy, our Class A common stock was traded on the over-the-counter markets. In connection with our Plan, we suspended our reporting obligations under Sections 13(a) and 15(d) of the Exchange Act and delisted the Class A common stock from the OTC. All of the Company's New Common Stock is subject to restrictions on transfer as set forth in our governing documents. We do not expect to register any of the New Common Stock under the Securities Act.
As a result of these actions, an active trading market for the New Common Stock may not be developed or maintained in the future or, even if developed, may not be liquid. The liquidity of any market for the New Common Stock will depend on various factors, including the number of holders of the New Common Stock and the interest of security dealers in making a market for the New Common Stock. If an active trading market is not developed and maintained or such trading market is not liquid, holders of New Common Stock may be unable to sell their New Common Stock at fair market value or at all. Consequently, holders of the New Common Stock may bear certain risks associated with holding securities for an indefinite period of time, including, but not limited to, the risk that the New Common Stock will lose some or all of its value. No assurance can be given that the liquidity of any trading market may develop, that the holders of the New Common Stock will be able to sell their New Common Stock or on the price at which holders would be able to sell their New Common Stock.
We have suspended ongoing reporting obligations with respect to our SEC filings.
We have filed a Form 15 to terminate our ongoing reporting obligations. We expect that we will no longer be required to file any current or periodic reports with the SEC as and when due going forward. Accordingly, subject to the provisions contained in our governance documents, holders of New Common Stock, or any potential buyers of New Common Stock from such holders, will no longer have access to ongoing and updated reports and results from the Company. Consequently, holders of the New Common Stock may bear certain risks associated with holding securities of a non-reporting company, including increased difficulty in valuing and transferring the New Common Stock.
We are under no obligation to declare or pay any dividends or other distributions.
We are under no obligation, and do not expect, to declare or pay any dividends or other distributions on account of the New Common Stock. The terms of any such distributions are set forth in our governance documents. In addition, the New RCF Agreement significantly restricts certain of our subsidiaries' ability, and therefore our ability, to make distributions and certain other payments. Consequently, a holder’s only ability to recognize a return on the New Common Stock may be through the sale of the New Common Stock.
The New Common Stock is subject to dilution.
The New Common Stock is subject to dilution as a result of the issuance of new equity securities. In addition, our Board of Directors may agree to grant equity securities to employees, consultants and directors under certain management incentive plans that may result in additional issuances of New Common Stock or rights with respect thereto. Furthermore, we may issue equity securities in connection with future investments, acquisitions or capital raising transactions. Such grants or issuances may result in substantial dilution in ownership of the New Common Stock.

Certain rights under our governance documents are based on ownership percentages of the New Common Stock.
Certain rights under our governance documents are limited to holders of New Common Stock holding specified percentages of the outstanding New Common Stock. For example, only those holders above certain percentage thresholds may be provided with registration rights, including demand, shelf and piggyback rights, certain consent rights over corporate actions, preemptive rights and/or a right of first refusal on any proposed transfers of the New Common Stock. Such thresholds and the terms of such rights are set forth in our governance documents.
As a holding company, we have no operations and our only material asset is our economic interest in JGW LLC, and we are accordingly dependent upon distributions from JGW LLC to pay our expenses, including payments with respect to our indebtedness, taxes and dividends (if and when declared by our Board of Directors).
We are a holding company and have no material direct operations or assets other than our ownership of common membership interests in JGW LLC (“Common Interests”). We have no independent means of generating revenue and as a result are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our common stock. We intend to cause JGW LLC to make distributions to us, as its managing member, in an amount sufficient to cover all expenses, including payments with respect to our indebtedness, applicable taxes payable and dividends, if any, declared by our Board of Directors. However, our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. For example, it is likely that Ginnie Mae will place restrictions on the cash generated by Home Lending such that it can only be used for Home Lending's operations and, thus, cannot be used to assist with the repayment of indebtedness at the corporate level. Furthermore, the New RCF Agreement governing the New RCF significantly restricts the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. To the extent that we need funds and JGW LLC is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and cash flows.
Holders of the New Common Stock may not be able to recover in future cases of bankruptcy, liquidation, insolvency, or reorganization.
Holders of the New Common Stock will be subordinated to all liabilities of the Company, JGW LLC and their subsidiaries, including the indebtedness under the New RCF Agreement. Therefore, the assets of the Company and JGW LLC will not be available for distribution to any holder of the New Common Stock in any bankruptcy, liquidation, insolvency or reorganization of the Company or JGW LLC unless and until all indebtedness, if any, of the Company, JGW LLC and their subsidiaries, including the Credit Agreement (to the extent any loans thereunder are outstanding) has been paid. The remaining assets of the Company, JGW LLC and each of their subsidiaries may not be sufficient to satisfy the outstanding claims of its equity holders, including the holders of the New Common Stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices, which also house our Structured Settlements segment, are located at 1200 Morris Drive, Suite 300, Chesterbrook, Pennsylvania 19087-5148 and consist of approximately 41,750 square feet of leased office space.
Our Home Lending corporate office is located at 3350 Commission Court, Woodbridge, Virginia and consists of approximately 31,000 square feet of leased office space. Our Home Lending business also leases small offices throughout the United States.
We consider our facilities to be adequate for our current operations.
Item 3.  Legal Proceedings

Chapter 11 Cases
As described above, on December 12, 2017, the Debtors commenced the Chapter 11 Cases in the Bankruptcy Court to pursue the Plan. The Chapter 11 Cases are being administered jointly under the caption In re: Orchard Acquisition Company, LLC, et. al., Case No. 17-12914 (KG).
On January 17, 2018, the Bankruptcy Court entered the Confirmation Order. On January 25, 2018, the Effective Date of the Plan occurred and the Debtors emerged from bankruptcy. The Chapter 11 Cases remain ongoing primarily for administrative purposes, including submission and approval of final fee applications of professionals retained by the Debtor, and will be closed after all such proceedings are concluded.
See “Item 1. Business-Reorganization Plan Under Chapter 11 and Bankruptcy Proceedings.”
Petition to Enforce Civil Investigative Demand
On June 6, 2016, the CFPB filed a petition to Enforce Civil Investigative Demand against JGW LLC in the United States District Court for the Eastern District of Pennsylvania; Case No. 2:16-cv-02773-CDJ. The petition stated that the CFPB has authority to issue a Civil Investigative Demand ("CID") whenever it has reason to believe that any person may have information relevant to a violation of Federal consumer financial laws, noted the history of the interaction between the CFPB and JGW LLC, and stated that JGW LLC has refused to produce any additional materials in response to the third of three CIDs the CFPB served on JGW LLC. On June 1, 2017, after the parties had submitted their briefing on the issues raised in the petition, the CFPB withdrew the third CID, and thereafter notified the court of its withdrawal.  On June 9, 2017, the court issued an order dismissing the noted petition.  Subsequently, the CFPB issued a new CID to JGW, LLC containing substantially similar requests as the previously withdrawn CID.  After a required meeting and conference, the CFPB agreed to limit this newly issued CID to a single request for sample transaction documents.  JGW, LLC complied with the single request, while continuing to note its position on the CFPB’s lack of jurisdiction over it.
On February 1, 2018, the CFPB issued a letter to JGW LLC noting that it had completed its review as to JGW LLC and that the Office of Enforcement was not intending to recommend that the CFPB take any enforcement action. Thus, JGW LLC considers this matter closed.
Other Legal Proceedings
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
Based on amendments to the Illinois Structured Settlement Protection Act providing that where the terms of the structured settlement agreements prohibit sale, assignment, or encumbrance of such payment rights, a court is not precluded from hearing an application for transfer of the payment rights and ruling on the merits of such application, and a declaration that the amendment was "declarative of existing law", we believe that the original ruling in Illinois which commenced the continuing Illinois proceedings was not consistent with precedent and existing law, and we filed updates with the court accordingly. On July 27, 2016, the United

States District Court for the Northern District of Illinois, Eastern Division entered an order granting in part and denying in part our motion to dismiss the plaintiffs’ complaint. The court dismissed with prejudice any claims based on allegations that the transfer approval orders were void. The court held that the Illinois courts that approved the original transfers had jurisdiction to approve the transfers and/or claims based on those orders being void ab initio were dismissed, as well as claims based on allegations that the venue was improper for the approval petitions or that the disclosures were inadequate. The court held that anti-assignment provisions in the original settlement agreements can be waived, but because the plaintiffs did not plead that they waived the anti-assignment clauses, the motion to dismiss those claims were denied. The court dismissed without prejudice plaintiffs’ claims under RICO because plaintiffs failed to allege two predicate acts as to each of the defendants. The court also dismissed claims against entities that were not in existence at the time of the transfers.  The court dismissed with prejudice claims for unjust enrichment and joint enterprise. The court denied the motion to dismiss the claims based on a breach of fiduciary duty, parts of the conversion claims and the defense of statute of limitations because plaintiffs’ complaint stated a claim. The plaintiffs filed a third amended complaint on September 2, 2016, which dropped certain of the claims and now asserts claims only for breach of fiduciary duty, tortious interference with contract, civil conspiracy, and conversion. Defendants filed their motions to dismiss on December 22, 2016, plaintiffs filed responses on January 22, 2017, and Defendants filed their replies on February 13, 2017. On June 21, 2017, the court entered an order dismissing with prejudice the claims for tortious interference with contract and conversion as to all defendants except Settlement Funding, LLC (as the only party entitled to receive future periodic payments), leaving open claims for breach of fiduciary duty and civil conspiracy. Thereafter, the defendants filed an answer denying all claims.
At the same time, Settlement Funding, LLC filed a motion to compel arbitration on December 22, 2016. On January 10, 2017, plaintiffs served written discovery on Settlement Funding concerning the issue of arbitrability and on January 23, 2017 filed a motion to stay briefing on the motion to compel arbitration pending discovery. On January 26, 2017, Settlement Funding filed a motion for protective order to bar discovery and the parties appeared in court on February 7, 2017 for a status conference on that issue. The court scheduled a status hearing for March 29, 2017 to issue a ruling on the motion for protective order and to schedule the remaining briefing on the motion to compel arbitration. The court ruled that only discovery related to whether the arbitration provisions were unconscionable was allowable. The parties responded to the discovery. In February 2018, the court ruled that the plaintiffs must commence the arbitration against Settlement Funding, LLC or face dismissal of the claim. The court also established a discovery schedule within the arbitration proceeding. The plaintiffs did not file the arbitration as required by the court, and the defendants, Settlement Funding, LLC, will work to have the matter dismissed. The defendants continue to believe that some of the plaintiffs’ claims are time-barred and all claims are without merit and intend to vigorously defend these claims on a number of factual and legal grounds.
Other Litigation
On September 14, 2017, a styled “Class Action Complaint” (the “Complaint”) was filed by plaintiff Larry G. Dockery in the United States District Court for the Eastern District of Pennsylvania; Case No.: 2:17-cv-04114-MMB. The Complaint names a certain company subsidiary that purchases structured settlement payments, a competitor and an attorney, Stephen J. Heretick, as defendants and alleges that the structured settlement payment purchasing parties conspired with Stephen J. Heretick, Esq. and certain judges sitting in Portsmouth County, Virginia to violate state and federal laws with respect to certain transfers of structured settlement receivables, including claims of fraudulent concealment and conspiracy in violation of RICO. The Complaint alleges that Heretick, the judges and the other defendants, including the company subsidiary, engaged in a scheme to short cut the transfer order process under the applicable Structured Settlement Transfer Statute. The Complaint seeks, among other things, the declaration that the company affiliate hold the payments subject to the related transfer orders in a constructive trust for the benefit of the related plaintiffs. The company affiliate has retained counsel in the case and has filed a motion to dismiss the Complaint. The company affiliate defendant believes all claims set forth in the Complaint are without merit and intends to vigorously defend these claims on a number of factual and legal grounds.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On November 16, 2017, the OTC Markets Group notified that the Company no longer qualified to be listed on the OTCQX, as its market capitalization had been less than $5 million for more than 30 consecutive calendar days. The OTC Markets Group advised that the Company would be moved to the Pink Open Market (the “OTC Pink”) unless it regained compliance by December
15, 2017. The Company was unable to meet the relevant criteria to regain compliance and, therefore, was moved to the OTC Pink on December 12, 2017. Trading of the Company on the OTC Pink was suspended on the Effective Date.
The following table sets forth the high and low sales prices per share of our Class A common stock as reported by the New York Stock Exchange, under the symbol "JGW," through June 17, 2016, the OTCQX Market, under the symbol "JGWE,"

from June 20, 2016 to December 11, 2017, and the OTC Pink, under the symbol "JGWEQ," starting December 12, 2017, during each quarterly period for the years ended December 31, 2017 and 2016, respectively. Any over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2017	Low	High

First Quarter	$0.26	$0.44
Second Quarter	$0.18	$0.41
Third Quarter	$0.14	$0.24
Fourth Quarter	$—	$0.21

2016	Low	High

First Quarter	$0.95	$1.81
Second Quarter	$0.20	$1.34
Third Quarter	$0.25	$0.46
Fourth Quarter	$0.18	$0.46
Holders of Records
As of February 28, 2018, there were approximately 59 holders of record of our New Class A common stock and 1 holder of record of our New Class B common stock.
Dividends
We have not declared any dividends on any class of common stock since our initial public offering ("IPO"). We currently do not intend to pay cash dividends on our New Class A common stock. The declaration and payment of dividends to holders of shares of New Class A common stock will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our Board of Directors deems relevant. Except in respect of any tax distributions we receive from JGW LLC, if JGW LLC makes a distribution to its members, including us, we will be required to make a corresponding distribution to each of our holders of New Class A common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There was no share repurchase activity during the fourth quarter of fiscal year 2017.

Item 6. Selected Financial Data.

	As of and For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Total assets	$5,051,465	$4,992,907	$5,051,098	$5,182,709	$4,472,097
Total long-term debt (1)	4,648,884	4,559,915	4,615,781	4,726,311	4,086,565
Total revenues	428,712	324,672	296,367	494,376	459,563
Net (loss) income	(210,708)	(98,015)	(197,140)	96,613	61,818
Net (loss) income attributable to non-controlling interests	(19,375)	(51,158)	(101,828)	65,402	67,395
Net (loss) income attributable to The J.G. Wentworth Company	(191,333)	(46,857)	(95,312)	31,211	(5,577)

Net (loss) income per Class A common stock of The J.G. Wentworth Company
Basic (2)	$(12.12)	$(2.99)	$(6.49)	$2.40	$(0.54)
Diluted (2)	$(12.12)	$(2.99)	$(6.49)	$2.40	$(0.54)
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
2017 Highlights
In the first half of 2017, we focused on improving the performance of our Structured Settlements business, maintaining adequate liquidity through funding source optimization and rigorous expense controls while continuing to grow our Home Lending business and enhance the value of our mortgage servicing rights.
During the second half of 2017, we completed our consensual restructuring with our lenders and significantly reduced our debt and fortified our balance sheet. Under the terms of the restructuring, we extinguished $449.5 million of our senior credit facility and obtained a new secured revolving credit facility of $70.0 million which is utilized for general corporate purposes and working capital. In addition to reducing the Company's annual debt service from $32.0 million to less than $5.0 million, we reconstituted our Board of Directors to reflect the new ownership of the Company and consequently and pursuant to the Plan, all previously issued and held equity interests were canceled without recovery. The claims under the TRA, as discussed further in Note 24, were discharged and, in consideration, each TRA claimant received its pro rata share of the New Class A common stock and the New Class B common stock of the Company or cash consideration, at the sole election of each holder of a TRA claim. The restructuring was accomplished, and became effective on January 25, 2018, through a voluntary, pre-packaged, in-court process whereby the Company's operating entities, including those serving employees, customers, vendors and suppliers, were unaffected.
We also continued to access the capital markets through the execution of a securitization of our structured settlements assets to extract what we believe was the maximum profitability based on current market conditions and underlying economics. During 2017, the Company completed the pre-funding associated with the 2016-1 securitization, and three securitization transactions which generated $102.6 million in net cash proceeds. In addition, we issued $2.3 million in notes collateralized by the residual asset cash flows and reserve cash associated with the Company's previously executed securitization, which generated $2.0 million in net cash proceeds.
At our Home Lending business, we concentrated on continuing to grow our business through operational scale while focusing on capital market execution and anticipating changes in the interest rate environment. Our Home Lending business achieved loan lock volume and closed loan volume originations of $6.4 billion and $3.8 billion, respectively, as a result of our strong affinity relationships that leveraged the strength of our brand name.
Results of Operations
Comparison of Consolidated Results for the Years Ended December 31, 2017 and 2016

	Years Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Total revenues	$428,712	$324,672	$104,040	32.0%
Total expenses	629,775	438,027	191,748	43.8
Loss before income taxes	(201,063)	(113,355)	(87,708)	(77.4)
Provision (benefit) for income taxes	9,645	(15,340)	24,985	162.9
Net loss	(210,708)	(98,015)	(112,693)	(115.0)
Less: net loss attributable to non-controlling interests	(19,375)	(51,158)	31,783	62.1
Net loss attributable to The J.G. Wentworth Company	$(191,333)	$(46,857)	$(144,476)	(308.3)%

Total TRB Purchases	$719,503	$713,371	$6,132	0.9%
Interest rate locks - volume	$6,433,427	$5,264,222	$1,169,205	22.2%
Loans closed - volume	$3,777,689	$3,424,237	$353,452	10.3%
The $87.7 million increase in our loss before income taxes was principally due to a $62.9 million increase in our pre-tax loss from our Structured Settlements segment that was the result of a $160.1 million of an expense associated with the TRA obligations in connection with its filing for Chapter 11 Cases. The TRA obligations were offset by a $95.1 million increase in realized and unrealized gains on VIE and other finance receivables, long term debt and derivatives driven by the change in the interest rates between the periods and a favorable change in the unrealized loss on our residual interest assets and related debt which were permanently refinanced in September 2016 at which time the Company elected the fair value option for the related debt. In addition, there was a decrease of $24.9 million in pre-tax income generated by our Home Lending segment primarily due to an $8.4 million goodwill impairment charge relating to the 2015 acquisition of Home Lending, and an $11.1 million increase in advertising expense coupled with a $6.5 million increase in compensation and benefits as a result of the Company's plan to grow the business through operational scale.
We recorded a consolidated income tax provision during the year ended December 31, 2017 of $9.6 million compared to an income tax benefit of $15.3 million for the year ended December 31, 2016. Our overall effective tax rate was (4.8)% for the year ended December 31, 2017 compared to an overall effective rate of 13.5% for the year ended December 31, 2016. The change in the Company's effective tax rate was primarily the result of additional operating losses incurred during the year, for which minimal benefit is derived, primarily due to legislative changes that occurred during the fourth quarter that restricted our ability to realize the benefits of certain of our deferred tax assets.

The net loss attributable to non-controlling interests represents the portion of loss attributable to the economic interests in JGW LLC held by the non-controlling holders of Common Interests ("Common Interestholders"). The $19.4 million net loss attributable to the non-controlling interests for the year ended December 31, 2017 represents the non-controlling interests' 45.2% weighted average economic interest in JGW LLC's net loss for the year ended December 31, 2017. The $51.2 million net loss attributable to the non-controlling interests for the year ended December 31, 2016 represents the non-controlling interests' 45.5% weighted average economic interest in JGW LLC's net income for the year ended December 31, 2016.
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

Comparison of Structured Settlements Results for the Years Ended December 31, 2017 and 2016

	Years Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
REVENUES
Interest income	$187,208	$189,216	$(2,008)	(1.1)%
Realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	112,316	17,225	95,091	552.1
Servicing, broker, and other fees	6,556	4,875	1,681	34.5
Realized and unrealized gains on marketable securities, net	7,855	4,083	3,772	92.4
Total revenues	$313,935	$215,399	$98,536	45.7%

EXPENSES
Advertising	$43,804	$44,858	$(1,054)	(2.3)%
Interest expense (contractual interest, $231,322) (1)	221,413	218,519	2,894	1.3
Compensation and benefits	24,956	32,172	(7,216)	(22.4)
General and administrative	18,873	19,978	(1,105)	(5.5)
Professional and consulting	21,528	12,933	8,595	66.5
Debt issuance	5,878	5,117	761	14.9
Securitization debt maintenance	5,314	5,605	(291)	(5.2)
Provision for losses	2,596	3,431	(835)	(24.3)
Depreciation and amortization	2,566	3,095	(529)	(17.1)
Installment obligations expense, net	10,818	6,538	4,280	65.5
Impairment charges and loss on disposal of assets	—	5,483	(5,483)	(100.0)
Reorganization items, net (2)	161,370	—	161,370	100.0
Total expenses	$519,116	$357,729	$161,387	45.1%
Loss before income taxes	(205,181)	(142,330)	(62,851)	(44.2)
Provision (benefit) for income taxes	9,645	(15,340)	24,985	162.9
Net loss	$(214,826)	$(126,990)	$(87,836)	(69.2)%

TRB PURCHASES
Guaranteed structured settlements, annuities and lotteries	$614,023	$604,846	$9,177	1.5%
Life contingent structured settlements and annuities	105,480	108,525	(3,045)	(2.8)
Total TRB purchases	$719,503	$713,371	$6,132	0.9%
(1) Contractual interest expense for the year ended December 31, 2017 is related to the term loan payable and presented in accordance with ASC 852.
(2) Reorganization items, net for the year ended December 31, 2017 are presented in accordance with ASC 852 and include (i) $160.1 million of TRA obligations and, (ii) $1.3 million of professional and consulting fees incurred in connection with the Company's bankruptcy proceedings from the Petition Date through December 31, 2017.

Revenues
Total revenues for the year ended December 31, 2017 were $313.9 million, an increase of $98.5 million, or 45.7%, from $215.4 million for the year ended December 31, 2016. The increase was primarily attributable to a $95.1 million favorable change in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives.
Interest income for the years ended December 31, 2017 and 2016 was comprised of the following:

	For the years ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Accretion income on finance receivables	$179,921	$180,657	$(736)	(0.4)%
Interest income on installment obligations	2,963	2,455	508	20.7
Interest income on pre-settlement funding transaction receivables	2,882	5,162	(2,280)	(44.2)
Interest income on notes receivable	886	816	70	8.6
Other interest income	556	126	430	341.3
Total interest income	$187,208	$189,216	$(2,008)	(1.1)%
The $2.3 million decrease in interest income on pre-settlement funding transaction receivables was due to a reduction in the associated VIE and other finance receivables resulting from management's decision to curtail purchases of such assets in April 2015. This amount was offset by an increase of $0.4 million in other interest income primarily due to our residual refinancing transaction on September 2, 2016, whereas the net proceeds from the transaction were placed in an interest bearing cash account. Due to the timing of the transaction and the our subsequent use of the net proceeds, more interest income was earned for the year ended December 31, 2017 as compared to the prior year.
Realized and unrealized gains on VIE and other finance receivables, long-term debt, and derivatives for the years ended December 31, 2017 and 2016 was comprised of the following:

	For the years ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(In thousands)
Day one gains	$97,112	$113,355	$(16,243)	(14.3)%
Gains (losses) from changes in fair value subsequent to day one	4,163	(13,881)	18,044	130.0
Total realized and unrealized gains on unsecuritized finance receivables	101,275	99,474	1,801	1.8
Realized and unrealized gain (losses) on interest rate swaps related to warehouse facilities	182	(1,544)	1,726	111.8
Total realized and unrealized gains on unsecuritized finance receivables and derivatives	101,457	97,930	3,527	3.6
Unrealized gain (losses) on securitized finance receivables, debt and derivatives	10,859	(77,652)	88,511	114.0
Loss on termination of interest rate swaps related to securitized debt	—	(3,053)	3,053	100.0
Total realized and unrealized gains (losses) on securitized finance receivables, debt and derivatives	10,859	(80,705)	91,564	113.5
Total realized and unrealized gains on finance receivables, securitized debt and derivatives	$112,316	$17,225	$95,091	552.1%
Total realized and unrealized gains on unsecuritized finance receivables represent: (i) unrealized gains and losses on finance receivables acquired from customers prior to their securitization and (ii) realized gains and losses on finance receivables acquired from customers resulting from their inclusion in direct asset sale transactions.

Newly acquired finance receivable assets are accounted for at fair value until they are securitized or disposed of pursuant to a direct asset sale. Subsequent to acquisition but prior to securitization or sale, the Company generally borrows against purchased finance receivables pursuant to one of its revolving credit facilities. When the Company borrows against its finance receivables, it transfers the encumbered assets into a VIE. If the finance receivables are securitized, immediately prior to securitization, the securitized assets are adjusted to their current fair value and the resulting change in fair value is included in gains/(losses) from changes in fair value subsequent to day one. If the finance receivables are included in a direct asset sale, the previously recognized unrealized gains/(losses) are reversed and the difference between the purchase price and sales price is recorded as a realized gain and included in gains/(losses) from changes in fair value subsequent to day one. The difference between the price paid to acquire finance receivables and their fair value at the end of the month acquired is referred to as "day one gains." Changes in fair value of finance receivables acquired in subsequent periods are referred to as "gains (losses) from changes in fair value subsequent to day one."
Total realized and unrealized gains on unsecuritized finance receivables for the year ended December 31, 2017 increased $1.8 million from the year ended December 31, 2016 primarily due to an increase of $6.1 million, or 0.9%, in guaranteed and life contingent structured settlement, annuity and lottery TRB purchases to $719.5 million for the year ended December 31, 2017, as compared to $713.4 million for the year ended December 31, 2016.
The $0.2 million gain on interest rate swaps related to warehouse facilities during the year ended December 31, 2017 was the result of the termination of interest rate swaps with a notional value of $21.8 million that were executed as part of our strategy to hedge interest rate risk. The $1.5 million loss on interest rate swaps related to warehouse facilities during the year ended December 31, 2016 was the result of the termination of interest rate swaps with a notional value of $75.2 million that were executed as part of our strategy to hedge interest rate risk.
The $88.5 million increase in unrealized gains (losses) on securitized finance receivables, debt and derivatives was primarily due to a $74.5 million favorable change in the unrealized loss on our residual interest assets and related debt which were permanently refinanced in September 2016 at which time the Company elected the fair value option for the related debt. Prior to refinancing the residual interest assets, the related debt was held at cost with no associated unrealized gain or loss. In addition to the favorable change related to our residual interest assets and related debt, the change was due to (i) a net $8.7 million favorable change in unrealized gains on derivatives resulting principally from movements in the interest rates, and (ii) a $5.3 million favorable change in the unrealized loss on the securitized finance receivables, debt and derivatives associated with the Peachtree Structured Settlements LLC permanent financing facility primarily due to an early amortization event that occurred in the first quarter of 2016 which resulted in future excess cash flows being applied to the prepayment of the outstanding debt and derivatives.
There was no loss on the termination of interest rate swaps related to securitized debt during the year ended December 31, 2017. The $3.1 million loss on termination of interest rate swaps related to securitized debt during the year ended December 31, 2016 represents the loss on the termination of interest rate swaps related to the Peachtree Structured Settlements, LLC ("PSS") securitized debt that had a notional value of $13.8 million.
Realized and unrealized gains on marketable securities, net, was a $7.9 million gain for the year ended December 31, 2017, an increase of $3.8 million from the $4.1 million net gain for the year ended December 31, 2016, due to higher investment returns on marketable securities. The increase was primarily offset by a corresponding increase in installment obligations expense, net. These amounts relate to the marketable securities and installment obligations payable on our consolidated balance sheets. The marketable securities are owned by us but are held to fully offset our installment obligations liability. Therefore, increases or decreases in gains on marketable securities do not impact our net income.
Expenses
Total expenses for the year ended December 31, 2017 were $519.1 million, an increase of $161.4 million, or 45.1%, from expenses of $357.7 million for the year ended December 31, 2016.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, decreased to $43.8 million for the year ended December 31, 2017 from $44.9 million for the year ended December 31, 2016, primarily due to a $7.0 million decrease in our internet, direct mailing, and other advertising expenses offset by a $5.9 million increase in our television spend. We continually assess the effectiveness of our advertising initiatives and adjust the timing, investment and advertising channels on an ongoing basis.
Interest expense, which includes interest on our securitization and other VIE long-term debt, warehouse facilities and our term loan, increased by 1.3% to $221.4 million for the year ended December 31, 2017 from $218.5 million for the year ended December 31, 2016. The $2.9 million increase was primarily due to the interest expense associated with the increased debt from the permanent refinancing of the Residual Term Facility in September 2016 and the JGW-S LC II (2011-A) facility, partially offset by a $1.1 million decrease in interest expense on our term loan payable because as of the date of filing for Chapter 11 Cases, the Company ceased recording interest expense.

Compensation and benefits expense decreased to $25.0 million for the year ended December 31, 2017 from $32.2 million for the year ended December 31, 2016, primarily due to a $6.1 million decrease in salaries, incentives, payroll taxes and share-based compensation that resulted from a combination of lower headcount and a $1.9 million decrease in severance expense between periods as a result of the cost savings activities during the year ended December 31, 2016.
Professional and consulting costs increased to $21.5 million for the year ended December 31, 2017 from $12.9 million for the year ended December 31, 2016. The $8.6 million increase was primarily due to $12.7 million in third party fees incurred prior to the Company's voluntary filing for Chapter 11 Cases, offset by a $1.8 million decrease related to reimbursements for various settlements and $1.1 million decrease in client-related legal and other professional fees.
Reorganization items, net, of $161.4 million for the period from December 12, 2017 through December 31, 2017, primarily represent $160.1 million of an expense associated with the TRA obligations in connection with our filing for Chapter 11 Cases. In addition, the Company recorded $1.3 million of professional and consulting fee related to its restructuring.
During the second quarter of 2016, we tested for potential impairment relating to the Structured Settlements segment's indefinite-lived trade name and finite-lived customer-relationships intangible assets that were acquired in connection with the 2011 acquisition of Orchard Acquisition Company. As a result of this analysis, we determined the trade name and the customer-relationships intangible assets within the Structured Settlements reporting unit were impaired and recorded an impairment charge of $5.5 million in the condensed consolidated statements of operations for the year ended December 31, 2016. The $5.5 million impairment charge was comprised of the following: (i) a $2.8 million write-down of the trade name and (ii) a $2.7 million write-down of the customer relationships. We also determined that the remaining useful lives of our intangible assets within the Structured Settlements reporting unit were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years. We also determined in connection with this analysis that the trade name is a finite-lived asset.

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

Home Lending
Comparison of Home Lending Results for the Years Ended December 31, 2017 and 2016

	Years Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
	(Dollars in thousands)
REVENUES
Interest income	$5,032	$3,816	$1,216	31.9%
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	72,459	75,102	(2,643)	(3.5)
Changes in mortgage servicing rights, net	14,437	12,410	2,027	16.3
Servicing, broker, and other fees	12,070	8,949	3,121	34.9
Loan origination fees	10,779	8,996	1,783	19.8
Total revenues	$114,777	$109,273	$5,504	5.0%

EXPENSES
Advertising	$21,543	$10,365	$11,178	107.8%
Interest expense	8,084	5,980	2,104	35.2
Compensation and benefits	54,121	47,578	6,543	13.8
General and administrative	8,700	6,892	1,808	26.2
Professional and consulting	2,130	1,822	308	16.9
Provision for losses	2,264	2,527	(263)	(10.4)
Direct subservicing costs	3,868	3,415	453	13.3
Depreciation and amortization	1,580	1,719	(139)	(8.1)
Impairment charges and loss on disposal of assets	8,369	—	8,369	100.0
Total expenses	$110,659	$80,298	$30,361	37.8%
Income before income taxes	4,118	28,975	(24,857)	(85.8)
Net income	$4,118	$28,975	$(24,857)	(85.8)%

Mortgage Originations:
Interest rate locks - units	24,529	20,078	4,451	22.2%
Interest rate locks - volume	$6,433,427	$5,264,222	$1,169,205	22.2%
Loans closed - units	14,454	12,886	1,568	12.2%
Loans closed - volume	$3,777,689	$3,424,237	$353,452	10.3%

	Balance at December 31, 2017		Balance at December 31, 2016
Mortgage Servicing:	(Dollars in thousands)
Loan count - servicing	21,974		16,817
Average loan amount	$240		$241
Average interest rate	3.61%		3.57%
Revenues
Total revenues for the year ended December 31, 2017 were $114.8 million, an increase of $5.5 million from $109.3 million for the year ended December 31, 2016. The increase was primarily attributable to a $3.1 million increase in servicing, broker and other fees coupled with increases of $2.0 million in changes in mortgage servicing rights, net and $1.8 million in loan origination fees.
Interest income earned during the years ended December 31, 2017 and 2016 was $5.0 million and $3.8 million, respectively. Interest income principally relates to our mortgage loans held for sale, at fair value, which is recognized in income prior to the loan being sold, and is based on the principal amount outstanding and contractual interest rates.

In evaluating performance, we net the gains on mortgage loans sold, unrealized gains on mortgage loans held for sale, interest rate lock commitments ("IRLCs"), and associated derivative instruments (i.e., forward sale commitments to deliver mortgage loans and forward sales of MBS) resulting from fair value mark-to-market adjustments, with direct costs such as fees paid to third parties to originate and sell the associated mortgage loans, and present it as realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in our consolidated statements of operations. During the year ended December 31, 2017, we generated $81.6 million in gross revenue from the sale of mortgage loans and netted against it $7.8 million in direct costs, as compared to the year ended December 31, 2016, when we generated $82.2 million in gross revenue from the sale of mortgage loans and netted against it $7.1 million in direct costs.
U.S. GAAP requires that MSRs initially be recorded at fair value at the time the underlying mortgage loans are sold with servicing rights retained. MSRs are subsequently measured at fair value at each reporting period. The increase (decrease) in the fair value of our MSRs portfolio resulting from: (i) loans sold with servicing rights retained; (ii) the runoff of our MSRs portfolio including payoffs; and (iii) changes in fair valuation inputs and assumptions is included in changes in MSRs, net, in our consolidated statements of operations. During the year ended December 31, 2017, the value of our MSRs increased by $14.4 million due to the $1.2 billion net increase in the unpaid principal balance of our MSR portfolio, offset by a $0.5 million decrease in the fair value of MSRs resulting from the increase in mortgage interest rates during the year. During the year ended December 31, 2016, the fair value of our MSRs increased by $12.4 million primarily due to the $1.1 billion net increase in the unpaid principal balance of our MSR portfolio, coupled with a $2.8 million increase in the fair value of MSRs resulting from the change in mortgage interest rates during the year.
Servicing, broker and other fees represent revenue recognized for servicing mortgage loans for various investors that are based on a contractual percentage of the outstanding principal balance. Servicing, broker and other fees during the years ended December 31, 2017 and 2016 was $12.1 million and $8.9 million, respectively. The primary driver of our servicing revenue is our MSR portfolio. The outstanding unpaid principal balance of serviced mortgages was $5.3 billion as of December 31, 2017, an increase of $1.2 billion from the prior year unpaid principal balance of serviced mortgages of $4.1 billion.
Loan origination fee income earned during the years ended December 31, 2017 and 2016 was $10.8 million and $9.0 million, respectively, which represents revenue earned from originating mortgage loans and generally represents flat, per loan fee amounts.
Advertising expense, which consists of our marketing costs including television, internet, direct mail and other related expenses, increased to $21.5 million for the year ended December 31, 2017 from $10.4 million for the year ended December 31, 2016, primarily due to a $11.1 million increase in line with the direct-to-consumer growth plan and the response to the competitive environment due to shifts in consumer demand and increased costs in obtaining leads due to the increase in interest rates in the period. We continually assess the effectiveness of our advertising initiatives and adjust the timing, spend and advertising channels on an ongoing basis.
Interest expense represents interest on Home Lending's three warehouse credit facilities with various financial institutions used to originate mortgage loans held for sale that had a combined maximum borrowing capacity of $340.0 million as of December 31, 2017 and a single operating line of credit, which is collateralized by our MSRs, with a maximum borrowing capacity of $10.0 million as of December 31, 2017. Interest expense increased to $8.1 million for the year ended December 31, 2017 from $6.0 million for the year ended December 31, 2016, primarily due to: (i) an increase in borrowings in line with the direct-to-consumer growth plan and (ii) an increase in interest rates, as compared to the prior year.
Compensation and benefits includes salaries for Home Lending employees, commissions paid to loan officers, applicable taxes and the cost of providing employee benefits. During the year ended December 31, 2017, Compensation and benefits expense increased to $54.1 million from $47.6 million for the year ended December 31, 2016 primarily due to higher headcount and higher commissions resulting from a $353.5 million increase in closed loan production in the twelve months ended December 31, 2017 compared to the prior year.
Home Lending's general and administrative expense primarily represents the cost to lease and operate the segment's headquarters in Woodbridge, Virginia and the various retail and direct lending call center offices across the country. General and administrative expense increased to $8.7 million for the year ended December 31, 2017 from $6.9 million for the year ended December 31, 2016. The $1.8 million increase was primarily due to a $0.5 million increase in rent expense associated with lease termination charges and additional rent expenses incurred in connection with the Company's new leasing arrangement, and an $0.8 million increase in software and office expenses as a result of the increase in closed loan production in the twelve months ended December 31, 2017 compared to the prior year.
The provision for losses represents estimates of losses to be incurred on the repurchase or indemnification of purchasers of mortgage loans. Certain sales contract and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the nature and extent of underwriting standards. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. We record a provision for estimated repurchases and loss indemnification on loans sold, which is charged to the provision for losses. In addition, the provision for losses also includes a reserve for potential losses related to impaired loans within our servicing portfolio, which include various factors such as historical loss experience, actual write-offs during the period, known delinquent loans and GSE guidelines. There was no significant change in the provision for losses in our servicing portfolio for the year ended December 31, 2017 as compared to the year ended December 31, 2016.
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
The provision for losses represents estimates of losses to be incurred on the repurchase or indemnification of purchasers of mortgage loans. Certain sales contract and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the nature and extent of underwriting standards. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. We record a provision for estimated repurchases and loss indemnification on loans sold, which is charged to the provision for losses. In addition, the provision for losses also includes a reserve for potential losses related to impaired loans within our servicing portfolio, which include various factors such as historical loss experience, actual write-offs during the period, known delinquent loans and GSE guidelines.

Reconciliation of our Segments' Net Loss (Income) to Net (Loss) Income Attributable to The J.G. Wentworth Company
The table below presents a reconciliation of the two reportable Segments' Net Loss to Net Loss Attributable to The J.G. Wentworth Company for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,		2017 vs. 2016		Years Ended December 31,		2016 vs. 2015
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Structured Settlements Segment	$(214,826)	$(126,990)	$(87,836)	(69.2)%	$(126,990)	$(198,734)	$71,744	36.1%
Home Lending Segment (1)	4,118	28,975	(24,857)	(85.8)	28,975	1,594	27,381	1,717.8
Net Loss	$(210,708)	$(98,015)	$(112,693)	(115.0)%	$(98,015)	$(197,140)	$99,125	50.3%
Less net (loss) income attributable to non-controlling interests	(19,375)	(51,158)	31,783	62.1	(51,158)	(101,828)	50,670	49.8
Net (loss) income attributable to The J.G. Wentworth Company	$(191,333)	$(46,857)	$(144,476)	(308.3)%	$(46,857)	$(95,312)	$48,455	50.8%
(1) Home Lending was acquired on July 31, 2015, and, therefore, the results for the year ended December 31, 2015 include only five months of Home Lending’s operations.

Quarterly Financial Data

	Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Total revenues	$103,903	$118,700	$101,409	$104,700
Loss before income taxes	(174,930)	(9,219)	(11,202)	(5,712)
Net loss	(182,427)	(6,514)	(12,094)	(9,673)
Net loss attributable to non-controlling interests	(7,618)	(4,200)	(5,083)	(2,474)
Net loss attributable to The J.G. Wentworth Company	(174,809)	(2,314)	(7,011)	(7,199)

Net loss per Class A common stock of The J.G. Wentworth Company
Basic*	$(11.06)	$(0.15)	$(0.44)	$(0.46)
Diluted*	$(11.06)	$(0.15)	$(0.44)	$(0.46)

	Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Total revenues	$106,574	$68,787	$82,724	$66,577
Income (loss) before income taxes	800	(42,690)	(29,776)	(41,689)
Net loss	(648)	(38,807)	(23,510)	(35,050)
Net income (loss) attributable to non-controlling interests	615	(20,094)	(12,716)	(18,963)
Net loss attributable to The J.G. Wentworth Company	(1,263)	(18,713)	(10,794)	(16,087)

Net loss per Class A common stock of The J.G. Wentworth Company
Basic*	$(0.08)	$(1.19)	$(0.69)	$(1.03)
Diluted*	$(0.08)	$(1.19)	$(0.69)	$(1.03)

	Year Ended December 31, 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Total revenues	$84,316	$63,858	$61,363	$86,830
Loss before income taxes	(113,213)	(64,879)	(28,649)	(8,615)
Net loss	(107,420)	(57,627)	(26,633)	(5,460)
Net loss attributable to non-controlling interests	(52,446)	(30,930)	(14,337)	(4,115)
Net loss attributable to The J.G. Wentworth Company	(54,974)	(26,697)	(12,296)	(1,345)

Net loss per Class A common stock of The J.G. Wentworth Company
Basic*	$(3.56)	$(1.79)	$(0.87)	$(0.09)
Diluted*	$(3.56)	$(1.79)	$(0.87)	$(0.09)

* The sum of the quarterly net income per Class A common stock of The J.G. Wentworth Company on a basic and diluted basis does not equal the respective year to date amounts due to changes in The J.G. Wentworth's ownership interest in JGW LLC and in 2015, the timing of impairment charges.

Liquidity and Capital Resources
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
The securitization or sales of the purchased assets in Structured Settlements are normally structured with an "initial close" in which we issue the principal amount of securitized debt and receive: (i) cash in exchange for assets delivered and (ii) restricted cash in exchange for assets to be delivered 60 to 90 days in the future (referred to as the "pre-funding" date). On the pre-funding date, additional assets are delivered to the lenders in return for the lifting of restrictions on the restricted cash. As a result of structuring the securitizations in this fashion, our restricted cash balances have fluctuated significantly depending on the timing of the transactions' initial close and their associated pre-funding dates. We refer to each of these transactions as a monetization event. Historically, securitizations or direct asset sales have generally had two monetization events, but there are times when we opted not to have a pre-funding date, but instead had only a single monetization event: the initial close. In 2017, we completed six monetization events which consisted of: (i) one securitization for which the pre-funding was completed in 2017 associated with the 2016-1 securitization, (ii) two securitizations for which each had two monetization events and (iii) one securitization with an initial close. In 2016, we completed five monetization events which were comprised of: (i) two direct assets sales which each had two monetization events and (ii) one securitization for which the initial close was completed in 2016 and the pre-funding in 2017. In 2015, we completed seven monetization events which were comprised of: (i) the pre-funding from the securitization which completed the initial close in 2014, (ii) two direct assets sales which each had two monetization events in the calendar year, (iii) one direct asset sale which completed a single monetization event, and (iv) one securitization which also completed only a single monetization event.
In conjunction with the implementation of the credit risk retention rules mandated by Dodd-Frank, the total net cash proceeds received by the Company for each securitization in the Structured Settlement segment is less than would have been received absent the application of such rules.

Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2017, 2016, and 2015.

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash (used in) provided by operating activities	$(39,621)	$42,526	$(125,696)
Net cash used in investing activities	(1,552)	(8,697)	(50,500)
Net cash (used in) provided by financing activities	(3,431)	(10,985)	191,870
Net (decrease) increase in cash	$(44,604)	$22,844	$15,674
Cash and cash equivalents at beginning of year	80,166	57,322	41,648
Cash and cash equivalents at end of year	$35,562	$80,166	$57,322
For the Years Ended December 31, 2017 and December 31, 2016
Cash Flow from Operating Activities
Net cash (used in) provided by operating activities was $(39.6) million and $42.5 million for the years ended December 31, 2017 and 2016, respectively. The cash (used in) provided by operating activities does not reflect the financing of our purchased receivables, which is an integral part of our Structured Settlements segment and is reflected in net cash (used in) provided by financing activities. The $82.1 million increase in the net cash used in operating activities was primarily due to a $252.3 million decrease in net proceeds from the sale of finance receivables, which was the primary result of our decision to monetize our Structured Settlements segment receivables through securitization transactions during the year ended December 31, 2017, as compared to direct asset sales during the year ended December 31, 2016. The increase in cash used in operating activities in the Structured Settlements segment was partially offset by (i) a $61.7 million net increase in cash provided by operating activities resulting from the Home Lending segment's originations and purchases of mortgages held for sale (net of proceeds from the sale of, and principal payments on, mortgage loans held for sale) and (ii) a $113.5 million increase in restricted cash and investments as a result of the timing and structure of our monetization events. The other changes in net cash (used in) provided by operating activities are non-cash items, primarily consisting of the realized and unrealized gains (losses) on VIE and other finance receivables, long-term debt and derivatives, gain on sale of finance receivables, accretion of interest income, changes in our deferred income tax position and TRA obligations.
Cash Flow from Investing Activities
Net cash used in investing activities was $1.6 million and $8.7 million for the years ended December 31, 2017 and 2016, respectively. The $7.1 million decrease in cash used in investing activities was primarily due to the Company making the final $7.6 million purchase price payment to the former owners of the Home Lending business segment during the year ended December 31, 2016, offset by a $0.5 million increase in purchases of premises and equipment, net of sales proceeds.
Cash Flow from Financing Activities
Net cash used in financing activities was $3.4 million and $11.0 million for the years ended December 31, 2017 and 2016, respectively. The $7.6 million change was primarily attributable to a $132.2 million decrease in repayments of long-term debt and derivatives, offset by a $125.6 million increase in repayments (net of proceeds) of our revolving credit facilities.
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
Structured Settlements Segment
Structured Settlements and Annuities
We finance our guaranteed structured settlement and annuity payment stream purchases with available cash and cash equivalents and/or through two separate warehouse facilities. As of December 31, 2017, these two warehouse facilities had $225.0 million of aggregate capacity which consisted of: (i) a $150.0 million syndicated warehouse facility with a revolving period that ends in November 2018 and (ii) a $75.0 million warehouse facility with a revolving period that ends on September 24, 2019. Subsequent to the expiration or termination of their respective revolving lines of credit, our warehouse facilities have amortization periods ranging from 21 to 23 months before final maturity, allowing us time to exit or refinance the warehouse facility after the revolving period has ended. As of December 31, 2017, we had $202.2 million in total unused borrowing capacity across the two separate warehouse facilities used to finance our guaranteed structured settlement and annuity payment stream purchases.
Our warehouse facilities are structured with advance rates that range from 91.5% to 95.5% and discount rates that range from 8.3% to 9.2%. The discount rate is either fixed over the term of the facility or is based on a fixed spread over a floating swap rate, which we then fix through interest rate swaps at the time of the borrowing. The discount rate is used to discount the payment streams we have purchased, and these discounted payment streams are then multiplied by the advance rate to determine the amount of funds that are available to us under the warehouse facilities.
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
In 2017, we completed six monetization events which consisted of: (i) one securitization for which the pre-funding was completed in 2017, (ii) two securitizations for which both the initial close and pre-funding were completed and (iii) one securitization for which the initial close was completed. On January 20, 2017, we completed the pre-funding associated with the 2016-1 securitization which generated net proceeds to us of $15.9 million. On March 22, 2017, we completed the initial close associated with our 2017-1 securitization with an aggregate note issuance amount of $131.8 million and a deal discount rate of 4.35% which generated net proceeds to us of $15.1 million. On June 12, 2017, we completed the pre-funding for the 2017-1 securitization which generated net proceeds to us of $16.3 million. On August 9, 2017, we completed the initial close associated with our 2017-2 securitization with an aggregate note issuance amount of $144.2 million and a deal discount rate of 3.95% which generated net proceeds to us of $19.8 million. On September 29, 2017, we completed the pre-funding for the 2017-2 securitization which generated net proceeds to us of $28.5 million. On December 19, 2017, we completed the initial close for the 2017-3 securitization with an aggregate note issuance amount of $58.7 million and a deal discount rate of 4.27% which generated net proceeds to us of $14.3 million.
In 2016, we completed five monetization events that consisted of two direct asset sales (each consisting of an initial close and pre-funding transaction) and the initial close of a securitization. The first direct asset sale consisted of $161.3 million in discounted TRB purchases based on a deal discount rate of 5.02% and was comprised of two asset pools. The first pool, which closed on February 18, 2016, consisted of $91.3 million in discounted TRB purchases and generated net proceeds to us of $27.0 million. The second pool, which closed on April 21, 2016, consisted of $70.0 million in discounted TRB purchases and generated net proceeds to us of $21.6 million. The second direct asset sale in 2016 consisted of $110.8 million in discounted TRB purchases and was also comprised of two asset pools. The first pool, which closed on June 17, 2016, consisted of $50.8 million in discounted TRB purchases based on a deal discount rate of 4.85% and generated net proceeds to us of $18.2 million. The second pool, which closed on August 19, 2016, consisted of $59.2 million in discounted TRB purchases and generated net proceeds to us of $20.1 million. On October 26, 2016, we completed the initial close associated with our 2016-1 securitization with an aggregate note issuance amount of $117.3 million and a deal discount rate of 3.89% which generated net proceeds to us of $16.5 million.
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
The counterparties to the structured settlement and annuity payment streams we purchase have mostly investment grade credit ratings. Approximately 74.7% of the counterparties to structured settlement payment streams that we purchased in 2017 were rated "A3" or better by Moody's. This reduced credit risk, together with the long weighted average life and low pre-payment risk, results in a desirable asset class that can be securitized and sold in the asset-backed security market or through outright-sale transactions.
Life Contingent Structured Settlements and Life Contingent Annuities
We finance our purchases of life contingent structured settlement and life contingent annuity payment streams through a committed permanent financing facility with a capacity of $100.0 million. This facility allows us to purchase life contingent structured settlement and life contingent annuity payment streams without assuming any mortality risk. This facility is structured as a permanent facility, whereby the life contingent structured settlement and life contingent annuity payment streams we purchase are financed for their entire life and remain within the facility until maturity. The payment streams purchased are funded at a fixed advance rate of 94%, while the discount rate used to value the payment streams is variable, depending on the characteristics of the payment streams. The life contingent structured settlement and life contingent annuity payment streams that we purchase are discounted at a higher rate than the discount rates applied to those payment streams under the committed permanent financing facility, with the result that the funds available to be drawn under the facility exceed the purchase price for the payment streams we purchase. This positive cash flow is used to support our business and cover a portion of our operating expenses. As of December 31, 2017, our permanent financing facility had $8.2 million of unused capacity for our life contingent annuity and structured settlement businesses.
In addition, the Company has the ability to sell up to $15.0 million of discounted TRB purchases through its Asset Sale Facility for a duration of one year, starting on June 30, 2017. As of December 31, 2017, our unused capacity for our life contingent annuity and structured settlement businesses through our Asset Sale Facility was $9.5 million.

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
Credit Facility and New Revolving Credit Facility
As of December 31, 2017, we had (i) a widely syndicated senior secured term loan with a principal balance of $449.5 million that was extinguished in January 2018 as part of the Plan, as discussed below, and (ii) a $20.0 million revolving commitment that matured on August 8, 2017 which was not renewed (collectively, the "Credit Facility").
Pursuant to the Plan, which became effective on January 25, 2018, all claims related to the Credit Facility and the related guarantees were terminated and released. In addition, the Company obtained the New RCF with an aggregate borrowing availability of $70.0 million with interest accruing at LIBOR plus a spread of 5.00% subject to a floor of 1.00% and a non-usage fee of LIBOR plus 3.00% per annum. The New RCF contains other customary terms, including (i) representations, warranties and affirmative covenants, (ii) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and a financial covenant to maintain a Total Leverage Ratio (as defined in the New RCF Agreement) of 3.50 to 1.00, and (iii) customary events of default, including changes in control. The total leverage ratio is calculated by dividing the total funded debt less unrestricted cash and cash equivalents by Consolidated EBITDA (as defined in the New RCF Agreement) for the period of the four fiscal quarters most recently ended.
On the Effective Date, the Company drew $55.0 million from its New RCF to fund (i) the Partnership Cash Consideration of $4.8 million, (ii) a portion of the Term Lender Cash Consideration of $36.0 million, (iii) $5.6 million of closing and commitment fees and (iii) $8.6 million of professional fees and expenses. As of April 2, 2018, there was $10.3 million in borrowing availability under the New RCF.
Residual Financing
On September 2, 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash associated with 36 of the Company's securitizations with outstanding principle balances. Proceeds from the issuance of the notes were used, in part, to repay the $131.4 million outstanding principal balance on the Residual Term Facility (the "Residual Term Facility"). The Company incurred $0.4 million in debt termination costs and expensed $3.3 million of unamortized debt issuance costs in connection with the termination of the Residual Term Facility, which were included in interest expense in the Company's consolidated statements of operations. Previously, the Company had a $133.0 million Residual Term Facility that was scheduled to mature on May 15, 2021 and was collateralized by the cash flows from residual interests related to 28 securitizations. Interest accrued on the notes issued under the Residual Term Facility at a rate of 7.25% per annum with interest and principal payable monthly from cash flows from the collateralized residual interests.
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
Other Financing
We maintain other permanent financing arrangements that have been used in the past for longer term funding purposes. Each of these arrangements has assets pledged as collateral, the cash flows from which are used to satisfy the loan obligations. These other financing arrangements are more fully described in Notes 17 and 18 in our Notes to the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data'" of this Annual Report on Form 10-K.
Home Lending Segment
Mortgage Loans Held For Sale
We finance our mortgage loan origination activities primarily through three separate warehouse facilities that had an aggregate capacity of $340.0 million as of December 31, 2017. As of April 2, 2018 our current aggregate borrowing capacity was $345.0 million. We regularly assess our warehouse facilities and adjust the amount and the terms of our committed warehouse lines in light of market conditions.
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
These warehouse facilities are used strictly to fund the origination of mortgage loans. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire. These warehouse facilities are uncommitted and, at any given time, we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A "Risk Factors" of this Form 10-K. While we historically have been able to regularly renew the warehouse facilities in the ordinary course of business, we cannot assure that we will be able to renew, replace or refinance our existing financing arrangements or enter into additional financing arrangements on terms that are commercially reasonable or at all. In addition, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and may impair our ability to renew existing facilities or obtain new financing facilities.
Operating Line of Credit
We maintain a $10.0 million line of credit with a financial institution that is generally renewed annually for a period of 12 months and represents a secured lending facility with our MSRs serving as collateral.
Going Concern and Consolidated Liquidity Needs
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
The Company performed the required assessments in conjunction with the filing of its Form 10-Q for the three months ended September 30, 2017 and determined, at that time, that substantial doubt about its ability to continue as a going concern existed and will not be alleviated before the Company emerges from the Chapter 11 Cases. On January 17, 2018, the Bankruptcy

Court entered an order approving and confirming the Plan (the “Confirmation Order”). On January 25, 2018 (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan and the Plan became effective in accordance with its terms and the Debtors emerged from bankruptcy. Management’s current assessment was based on the relevant conditions that were known and reasonably knowable at the issuance date and included the Company’s current financial condition and liquidity sources, forecasted future cash flows, the Company’s contractual obligations and commitments and other conditions that could adversely affect the Company’s ability to meet its obligations through April 2, 2019. Management concluded that no substantial doubt exists regarding the Company’s ability to continue as a going concern one year from the date of filing the Company's Form 10-K for the year ended December 31, 2017.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments (excluding interest rate swaps which are discussed in "Derivatives and Other Hedging Instruments") as of December 31, 2017, and the future periods in which such obligations are expected to be settled in cash. The table also reflects the timing of principal and interest payments on outstanding debt based on scheduled and/or expected repayment dates and the interest rates in effect as of December 31, 2017. Additional details regarding these obligations are provided in the notes to the consolidated financial statements as referenced in the table:

	Total	2018	2019	2020	2021	2022	Thereafter
	(In Thousands)
Operating and capital leases (a)	$38,458	$6,870	$5,496	$4,333	$4,215	$3,891	$13,653
Related interest and fees	14	8	5	1	—	—	—
Revolving credit facilities & other similar borrowings (a)	279,140	254,767	24,373	—	—	—	—
Related interest and fees (b)	14,999	13,241	1,758	—	—	—	—
Long-term debt issued by securitization and permanent financing trusts (a) (b) (c)	3,919,378	323,094	325,067	309,798	293,981	280,023	2,387,415
Related interest and fees (b)	2,155,031	188,856	177,139	164,469	152,529	140,903	1,331,135
Long-term debt (a) (b) (c)	57,814	4,707	5,026	5,643	5,615	5,990	30,833
Related interest and fees (b)	20,162	2,889	2,711	2,496	2,256	2,003	7,807
Installment obligation payable (a)	85,544	13,486	10,826	8,834	6,612	6,137	39,649
Liabilities subject to compromise ("LSTC"):
Term Loan (a) (d)	449,500	449,500	—	—	—	—	—
Related interest and fees (d)	6,757	6,757	—	—	—	—	—
TRA obligations (a) (e)	160,113	160,113	—	—	—	—	—
	$7,186,910	$1,424,288	$552,401	$495,574	$465,208	$438,947	$3,810,492

(a)	Included in the Consolidated Financial Statements and the Notes thereof.

(b)	Certain of our contractual obligations and commitments are funded through cash flows from certain VIE finance receivables included on our consolidated balance sheets.

(c)	Long-term debt does not include $5.1 million of debt associated with our Long-Term Pre-Settlement Facility which has no stated maturity date.

(d)
As of December 31, 2017, the Term Loan and accrued expense were reclassified into LSTC in accordance with ASC 852. The Company had outstanding funded indebtedness in the aggregate principal amount of $449.5 million and $6.8 million in unpaid accrued interest which represent the total outstanding indebtedness and contractual interest expense. Pursuant to the Plan, which became effective on January 25, 2018, all claims related to the Credit Facility and the related guarantees were terminated and released. The Company drew $55.0 million from its New RCF to fund (i) the Partnership Cash Consideration of $4.8 million, (ii) a portion of the Term Lender Cash Consideration of $36.0 million, (iii) $5.6 million of New RCF closing and commitment fees paid to HPS Investment Partners, LLC, and (iii) $8.6 million of professional fees and expenses. In addition, the Term Loan holders received 24,696,626 of New Class A common stock.

(e)
The filing of the Company of Chapter 11 Cases qualified as a Material Breach under the Tax Receivable Agreement. Consequently, the claims were accelerated and the claimants were owed the present value of all future tax attributes to be distributed to such claimants, subject to certain discounting and based on assumptions regarding the remaining payments. As of December 31, 2017, the TRA obligations were estimated to be $160.1 million, which were included within LSTC on the Company's consolidated balance sheet under ASC 852. As part of the Plan, on January 25, 2018, the claims under the TRA were discharged and, in consideration, each TRA claimant received its pro rata share of the New Class A common stock and the New Class B common stock of the Company and $4.8 million of cash consideration.

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
Reorganization
Effective on December 12, 2017, the Company began to apply ASC 852, which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business and to be reported separately as reorganization items, net in the consolidated statements of operations. The consolidated balance sheet must distinguish debtor pre-petition LSTC from pre-petition liabilities that are not subject to compromise and from post-petition liabilities in the accompanying consolidated balance sheet. In addition, reorganization items, net on the Company's consolidated statement of operations represent amounts incurred after the petition date, December 12, 2017 (the "Petition Date") as a direct result of the bankruptcy.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the business combination, and is accounted for under ASC 350, Intangibles - Goodwill and Other ("ASC 350"). Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine it is more likely than not that the fair value is less than carrying value, the two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit's carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. The Company early adopted ASU 2017-04 and consequently, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
Emerging Growth Company
We qualify as an "emerging growth company" as defined in the JOBS Act. As a result, we are permitted to, and do, rely on exemptions from certain financial disclosure requirements under U.S. GAAP that are not applicable to other companies that are not emerging growth companies. In particular, we can take advantage of an extended transition period for complying with new or revised accounting standards which allows us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We took advantage of the extended transition period as permitted under JOBS Act. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. On January 5, 2018, the Company terminated the effectiveness of its registration statements and removed from registration any securities that remained unsold under Section 12 of the Exchange Act and suspended its reporting obligations under Sections 13(a) and 15(d) of the Exchange Act.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. Since May 2014, the FASB issued amendments to this standard (ASU Nos. 2016-8, 2016-10, 2016-11, 2016-12, 2016-20, 2017-13 and 2017-14), which provide further clarification regarding this standard. ASU 2014-09 will replace certain existing revenue recognition guidance when it becomes effective. The original effective date of the guidance was deferred in August 2015 by the issuance of ASU No. 2015-14 and is effective for public entities in the fiscal year beginning after December 15, 2017, including interim reporting periods within that reporting period and for all other entities in the fiscal year beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management has commenced its implementation activities and determined that the following revenue streams are not impacted by or are excluded from the scope of this ASU: a) interest income, b) realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives, c) realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs d) changes in mortgage servicing rights, net, e) loan servicing fees, and f) realized and unrealized gains (losses) on marketable securities, net. Management is continuing to evaluate the impact of the future adoption of this ASU on our consolidated financial statements.

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
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The FASB issued an amendment to this standard (ASU No. 2018-03), which provides further clarification regarding this standard. This ASU becomes effective for public entities in the fiscal year beginning after December 15, 2017 and for all other entities beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. Under the new guidance, lessor accounting is largely unchanged. The FASB issued an amendment to this standard (ASU No. 2018-01), which provides further clarification regarding this standard. This ASU is effective for all entities for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity as to when an entity has changes to the term or conditions of a share-based payment award, and when an entity should apply modification accounting. This ASU becomes effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU addresses the impact of adjustments to deferred taxes due to the reduction of the historical income tax rate to the newly enacted corporate income tax rate as required by the Tax Cuts and Jobs Act (the “TCJA”). The amendments in this update allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. This ASU becomes effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the future adoption of this ASU on our consolidated financial statements.
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
Structured Settlements Segment
Interest Rate Risk
We are exposed to interest rate risk on all assets and liabilities held at fair value with all gains and losses recorded in our consolidated statements of operations. As of December 31, 2017, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of December 31, 2017	Impact at December 31, 2017 of a 100 basis point increase in interest rates	Impact at December 31, 2017 of a 100 basis point decrease in interest rates
	(In thousands)
Securitized receivables, at fair value	$4,227,389	$(264,980)	$290,711
Unsecured finance receivables, at fair value	51,567	(4,843)	5,652
VIE and other finance receivables, at fair value	$4,278,956	$(269,823)	$296,363
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	$(4,104,778)	$242,101	$(272,797)
VIE derivative liabilities, at fair value	(38,460)	14,947	(16,284)
Net Impact	N/A	$(12,775)	$7,282
These sensitivities are hypothetical and should be used with caution. The impact of rate changes on securitized receivables is largely offset by the corresponding impact on securitization debt and associated VIE derivative liabilities.
In addition to the impact to our consolidated balance sheet noted above from changes in interest rates, the level of interest rates and our resulting financing costs are a key determinant in the amount of income that we generate from our inventory of structured settlement, annuity and lottery payment streams. If interest rates change between the time that we price a transaction with a customer and when it is ultimately securitized or sold, our profitability on the transaction is impacted. For example, if the cost of our financing were to have increased by 1% for all of the payment streams we purchased during 2017, and we were unable to mitigate the impact of this increase by hedging with interest rate swaps or other means, our loss for the year ended December 31, 2017 would have been decreased by approximately $37.0 million. If instead this increase of 1% in financing costs were to have only affected our December payment stream purchases our loss for the year ended December 31, 2017 would have been decreased by approximately $3.1 million.
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
As of December 31, 2017, the sensitivities of our exposed assets and liabilities to a hypothetical change in interest rates of 100 basis points are as follows:

	Balance as of December 31, 2017	Impact at December 31, 2017 of a 100 basis point increase in interest rates	Impact at December 31, 2017 of a 100 basis point decrease in interest rates
	(In thousands)
Mortgage loans held for sale, at fair value	$261,194	$(10,732)	$6,899
Mortgage servicing rights, at fair value	56,134	10,795	(12,403)
Interest rate lock commitments, at fair value	16,134	(15,581)	5,628
Forward sale commitments, at fair value	623	27,138	(13,392)
Net Impact	N/A	$11,620	$(13,268)
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
Derivatives and Other Hedging Instruments
Refer to Note 18, Derivative Financial Instruments, in the Notes to the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data'," which is incorporated by reference herein, for a summary of the Company's derivative transactions.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
THE J.G. WENTWORTH COMPANY
(DEBTOR-IN-POSSESSION)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of The J.G. Wentworth Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The J.G. Wentworth Company (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Boston, Massachusetts
April 2, 2018

The J.G. Wentworth Company
(Debtor-in-Possession)
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$35,562	$80,166
Restricted cash and investments	140,878	195,588
VIE finance receivables, at fair value (1)	4,269,619	4,143,903
Other finance receivables, at fair value	9,337	13,134
VIE finance receivables, net of allowances for losses of $8,246 and $9,023, respectively (1)	73,805	85,325
Other finance receivables, net of allowances for losses of $2,004 and $2,061, respectively	8,004	8,619
Other receivables, net of allowances for losses of $273 and $280, respectively	20,918	17,771
Mortgage loans held for sale, at fair value (2)	261,194	232,770
Mortgage servicing rights, at fair value (2)	56,134	41,697
Premises and equipment, net of accumulated depreciation of $12,931 and $10,697, respectively	3,154	4,005
Intangible assets, net of accumulated amortization of $24,541 and $22,778, respectively	21,125	22,868
Goodwill	—	8,369
Marketable securities, at fair value	85,544	76,687
Deferred tax assets, net	283	405
Other assets	65,908	61,600
Total Assets	$5,051,465	$4,992,907

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses and accounts payable	$26,330	$28,929
Accrued interest	34,339	28,123
Term loan payable	—	431,872
VIE derivative liabilities, at fair value	38,460	50,432
VIE borrowings under revolving credit facilities and other similar borrowings	22,834	56,432
Other borrowings under revolving credit facilities and other similar borrowings	253,649	229,588
VIE long-term debt	58,480	62,939
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,104,778	4,014,450
Other liabilities	59,198	52,448
Deferred tax liabilities, net	10,837	1,415
Installment obligations payable	85,544	76,687
Total liabilities not subject to compromise	$4,694,449	$5,033,315
Liabilities subject to compromise (3)	607,109	—
Total Liabilities	$5,301,558	$5,033,315

Commitments and contingencies (Note 24)

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,352,775 and 15,810,703 issued and outstanding as of December 31, 2017, respectively, 16,272,545 and 15,730,473 issued and outstanding as of December 31, 2016, respectively	$—	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,629,738 issued and outstanding as of December 31, 2017, 8,710,158 issued and outstanding as of December 31, 2016, respectively	—	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	106,217	105,823
Accumulated deficit	(308,955)	(117,622)
	(202,738)	(11,799)
Less: treasury stock at cost, 542,072 shares as of December 31, 2017 and December 31, 2016, respectively	(2,138)	(2,138)
Total stockholders' deficit, The J.G. Wentworth Company	(204,876)	(13,937)
Non-controlling interests	(45,217)	(26,471)
Total Stockholders' Deficit	$(250,093)	$(40,408)
Total Liabilities and Stockholders’ Deficit	$5,051,465	$4,992,907
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Consolidated Balance Sheets

(3) Liabilities subject to compromise as of December 31, 2017 are presented in accordance with ASC 852. These liabilities include the "Term Loan Claims" and the "TRA Claims" as defined in the Plan.

The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Debtor-in-Possession)
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
REVENUES
Interest income	$192,240	$193,032	$190,203
Realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives	112,316	17,225	80,023
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	72,459	75,102	18,590
Changes in mortgage servicing rights, net	14,437	12,410	1,649
Servicing, broker, and other fees	18,626	13,824	8,000
Loan origination fees	10,779	8,996	2,543
Realized and unrealized gains (losses) on marketable securities, net	7,855	4,083	(4,641)
Total revenues	$428,712	$324,672	$296,367

EXPENSES
Advertising	$65,347	$55,223	$63,820
Interest expense (contractual interest, $231,322) (1)	229,497	224,499	208,545
Compensation and benefits	79,077	79,750	52,656
General and administrative	27,573	26,870	21,057
Professional and consulting	23,658	14,755	21,486
Debt issuance	5,878	5,117	6,741
Securitization debt maintenance	5,314	5,605	5,912
Provision for losses	4,860	5,958	5,576
Direct subservicing costs	3,868	3,415	948
Depreciation and amortization	4,146	4,814	4,613
Installment obligations expense (income), net	10,818	6,538	(1,225)
Impairment charges and loss on disposal of assets	8,369	5,483	121,594
Reorganization items, net (2)	161,370	—	—
Total expenses	$629,775	$438,027	$511,723
Loss before income taxes	(201,063)	(113,355)	(215,356)
Provision (benefit) for income taxes	9,645	(15,340)	(18,216)
Net loss	$(210,708)	$(98,015)	$(197,140)
Less: net loss attributable to non-controlling interests	(19,375)	(51,158)	(101,828)
Net loss attributable to The J.G. Wentworth Company	$(191,333)	$(46,857)	$(95,312)

	Years Ended December 31,
	2017	2016	2015
Weighted average shares of Class A common stock outstanding:
Basic	15,782,303	15,649,474	14,690,746
Diluted	15,782,303	15,649,474	14,690,746
Net loss per share attributable to stockholders of Class A common stock of The J.G. Wentworth Company
Basic	$(12.12)	$(2.99)	(6.49)
Diluted	$(12.12)	$(2.99)	(6.49)
(1) Contractual interest expense for the year ended December 31, 2017 is related to the term loan payable and presented in accordance with ASC 852.
(2) Reorganization items, net for the year ended December 31, 2017 are presented in accordance with ASC 852 and include (i) $160.1 million of TRA obligations and, (ii) $1.3 million of professional and consulting fees incurred in connection with the Company's bankruptcy proceedings from the Petition Date through December 31, 2017.
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Debtor-in-Possession)
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(210,708)	$(98,015)	$(197,140)
Other comprehensive loss:
Reclassification adjustment for gain in net income	—	—	—
Unrealized gains on notes receivable arising during the year	—	—	—
Total other comprehensive loss	—	—	—
Total comprehensive loss	(210,708)	(98,015)	(197,140)
Less: comprehensive loss allocated to non-controlling interests	(19,375)	(51,158)	(101,828)
Comprehensive loss attributable to The J.G. Wentworth Company	$(191,333)	$(46,857)	$(95,312)

The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Debtor-in-Possession)
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Dollars in thousands, except per share data)

	Accumulated Other Comprehensive Income	Non-controlling Interest	(Accumulated Deficit) Retained Earnings	Additional Paid-In- Capital	Treasury Stock		Common Stock - Class A		Common Stock - Class B		Total Stockholders’ (Deficit) Equity
					Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance as of December 31, 2014	$—	$134,991	$25,634	$95,453	600,755	$(2,443)	14,420,392	$—	9,963,750	$—	$253,635
Net income	—	(101,828)	(95,312)	—	—	—	—	—	—	—	(197,140)
Share-based compensation	—	638	—	653	—	—	70,348	—	(70,103)	—	1,291
Re-issuance of treasury stock in connection with the Home Lending Acquisition	—	6,380	(1,087)	—	(1,572,327)	7,663	1,572,327	—	—	—	12,956
Exchange of JGW LLC common interests into Class A common stock	—	(8,666)	—	8,666	—	—	984,949	—	(984,949)	—	—
Equity financing costs	—	(53)	—	(59)	—	—		—	—	—	(112)
Repurchases of Class A common stock	—	(7,113)	—	—	1,513,644	(7,358)	(1,513,644)	—	—	—	(14,471)
Balance as of December 31, 2015	—	24,349	(70,765)	104,713	542,072	(2,138)	15,534,372	—	8,908,698	—	56,159
Net loss	—	(51,158)	(46,857)	—	—	—	—	—	—	—	(98,015)
Share-based compensation	—	659	—	789	—	—	—	—	(2,439)	—	1,448
Exchange of JGW LLC common interests into Class A common stock	—	(321)	—	321	—	—	196,101	—	(196,101)	—	—
Balance as of December 31, 2016	—	(26,471)	(117,622)	105,823	542,072	(2,138)	15,730,473	—	8,710,158	—	(40,408)
Net loss	—	(19,375)	(191,333)	—	—	—	—	—	—	—	(210,708)
Share-based compensation	—	468	—	570	—	—	—	—	(9,871)	—	1,038
Capital distributions	—	(15)	—	—	—	—	—	—	—	—	(15)
Issuance of Class A common stock for vested equity awards	—	—	—	—	—	—	9,681	—	—	—	—
Exchange of JGW LLC common interests into Class A common stock	—	176	—	(176)	—	—	70,549	—	(70,549)	—	—
Balance as of December 31, 2017	$—	$(45,217)	$(308,955)	$106,217	542,072	$(2,138)	15,810,703	$—	8,629,738	$—	$(250,093)

The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Debtor-in-Possession)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(210,708)	$(98,015)	$(197,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses	4,860	5,958	5,576
Depreciation	2,403	2,736	2,365
Impairment charges	8,369	5,483	121,594
Changes in mortgage servicing rights, net	(14,437)	(12,410)	(1,649)
Amortization of finance receivables acquisition costs	15	53	622
Amortization of intangibles	1,743	2,078	2,248
Amortization of debt issuance costs	7,665	12,955	7,949
Proceeds from sale of and principal payments on mortgage loans held for sale	3,817,815	3,408,065	872,526
Originations and purchases of mortgage loans held for sale	(3,789,972)	(3,441,939)	(847,917)
Change in realized and unrealized gains/losses on finance receivables	(184,368)	(33,698)	164,311
Change in unrealized gains/losses on long-term debt	87,404	97,829	(229,635)
Change in unrealized gains/losses on derivatives	(12,146)	(16,297)	(9,346)
Net proceeds from sale of finance receivables	18,994	271,331	21,949
Realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs	(72,459)	(75,102)	(18,590)
Purchases of finance receivables	(285,868)	(273,298)	(395,986)
Collections on finance receivables	524,894	531,741	554,464
Gain on sale of finance receivables	(3,024)	(69,598)	(4,950)
Recoveries of finance receivables	18	147	1
Accretion of interest income	(186,008)	(187,498)	(189,736)
Accretion of interest expense	(6,151)	(25,942)	(40,074)
Gain on extinguishment of debt	—	—	(593)
Share-based compensation expense	1,038	1,448	1,291
Change in marketable securities	(7,855)	(4,083)	4,641
Installment obligations expense (income), net	10,818	6,538	(1,225)
Deferred income taxes, net	9,544	(15,566)	(17,911)
(Increase) decrease in operating assets:
Restricted cash and investments	54,710	(58,808)	66,182
Other assets	14,844	(2,947)	919
Other receivables	(3,143)	(1,498)	1,683
(Decrease) increase in operating liabilities:
Accrued expenses and accounts payable	(2,599)	7,838	(1,021)
Accrued interest	12,973	5,743	4,658
Other liabilities	897	(718)	(2,902)
TRA obligations	160,113	—	—
Net cash (used in) provided by operating activities	$(39,621)	$42,526	$(125,696)
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Debtor-in-Possession)
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from investing activities:
Purchase of Home Lending, net of cash acquired	$—	$(7,630)	$(47,408)
Purchases of premises and equipment, net of sales proceeds	(1,552)	(1,067)	(3,092)
Net cash used in investing activities	$(1,552)	$(8,697)	$(50,500)
Cash flows from financing activities:
Capital distributions	$(15)	$—	$—
Payments of equity financing costs	—	—	(112)
Purchases of treasury stock	—	—	(14,471)
Issuance of VIE long-term debt	340,573	337,667	514,699
Payments for debt issuance costs	(3,054)	(1,150)	(742)
Payments on capital lease obligations	(53)	(50)	(4)
Repayments of long-term debt and derivatives	(332,121)	(464,282)	(330,745)
Gross proceeds from revolving credit facilities	4,038,593	3,668,185	1,140,012
Repayments of revolving credit facilities	(4,047,354)	(3,551,355)	(1,116,767)
Issuance of installment obligations payable	14,527	3,471	1,419
Purchase of marketable securities	(14,527)	(3,471)	(1,419)
Repayments of installment obligations payable	(16,488)	(18,316)	(18,620)
Proceeds from sale of marketable securities	16,488	18,316	18,620
Net cash (used in) provided by financing activities	$(3,431)	$(10,985)	$191,870
Net (decrease) increase in cash	(44,604)	22,844	15,674
Cash and cash equivalents at beginning of year	80,166	57,322	41,648
Cash and cash equivalents at end of year	$35,562	$80,166	$57,322

Supplemental disclosure of cash flow information:
Reorganization items, net:
TRA obligations	$160,113	$—	$—
Professional and consulting	$1,257	$—	$—
Cash paid for interest	$211,013	$224,086	$236,075
Cash paid for income taxes	$208	$96	$128
Supplemental disclosure of noncash items:
Retained mortgage servicing rights in connection with sale of mortgage loans	$20,812	$17,294	$3,752
Mortgage loans subject to repurchase rights from Ginnie Mae	$3,019	$(6,130)	$23,121
Exchange of LLC Common Interests for shares of Class A common stock	$(176)	$321	$8,666
Re-issuance of treasury stock in connection with acquisition	$—	$—	$12,956
Amount due to sellers in connection with acquisition	$—	$—	$8,443
Capital lease obligation assumed	$—	$—	$281
The accompanying notes are an integral part of these consolidated financial statements.

The J.G. Wentworth Company
(Debtor-in-Possession)
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
Reorganization Plan under Chapter 11 and Bankruptcy Proceedings
On November 13, 2017 and November 14, 2017, the Company filed its post-effective amendments for its registration statements to terminate the effectiveness of the registration statements and to remove from registration any shares that remain unsold at that time.
On December 12, 2017, the Corporation, together with JGW LLC, Orchard Acquisition Company, LLC, JG Wentworth LLC and JGW Holdings Inc. (the “Debtors”) filed voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to pursue the previously announced Joint Pre-Packaged Plan of Reorganization of Orchard Acquisition Company, LLC and its Debtor Affiliates, dated December 1, 2017 (as amended, the “Plan”). Only the Debtors have filed the Chapter 11 Cases. Accordingly, the direct and indirect subsidiaries of Orchard Acquisition Company, LLC, including the entities which conduct all of the Company’s consolidated operations, have not filed for bankruptcy and the business of the Company, including its day to day operations, remained uninterrupted.
On December 28, 2017, the Company filed its notice of termination of registration under Section 12(g) of the Exchange Act. On January 5, 2018, the Company filed its suspension of duty to file reports under Section 13 or Section 15(d) of the Exchange Act. As a result of these filings, we are no longer required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act, other than this Annual Report on Form 10-K for the year ended December 31, 2017.
On January 17, 2018, the Bankruptcy Court entered an order approving and confirming the Plan. On the Effective Date, January 25, 2018, the Debtors satisfied the conditions to effectiveness of the Plan and the Plan became effective in accordance with its terms and the Debtors emerged from bankruptcy.
Pursuant to the Plan, (a) all claims arising under the Debtors’ pre-petition secured term loan facility and related guarantees were terminated and released, and each holder of such claims received its pro rata share of (i) certain cash consideration (the "Term

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Lender Cash Consideration") and (ii) the New Common Equity, subject to dilution by the Management Incentive Plan adopted on the Effective Date; (b) all pre-petition equity interests in The J.G. Wentworth Company, LLC were canceled and in exchange each holder of such equity interests received its pro rata share of (i) New Common Equity or (ii) certain cash consideration (the "Partnership Cash Consideration"), or a mix of both the Partnership Cash Consideration and New Common Equity; (c) all pre-petition claims against the Company arising under the TRA were canceled and, in consideration, each TRA claimant received its pro rata share of the New Class A common stock and the New Class B common stock of the Company or cash consideration, at the sole election of each holder of a TRA claim. Consequently, the Term Loan Holders received $36.0 million of cash consideration and 24,696,626 shares of 24,858,587 shares of New Class A common stock with an aggregated fair value of $153.1 million. In addition, the TRA claimants now hold, in the aggregate, 161,961 shares of New Class A common stock and 141,384 shares of New Class B common stock and received $4.8 million of cash consideration. The aggregate fair value of the total TRA settlement was $6.6 million.
Pursuant to the Plan all previously issued and held equity interests were canceled without recovery.
On the Effective Date, we entered into a New RCF Agreement among Orchard Acquisition Company, LLC, as Parent Borrower, J.G. Wentworth, LLC, the lending institutions from time to time party thereto, and HPS Investment Partners, LLC, a related party and a holder of more than 5% of our New Class A common stock, as administrative agent. The New RCF Agreement provides for a new four-year revolving credit facility with an aggregate borrowing availability of $70.0 million with interest accruing at LIBOR plus a spread of 5.00% subject to a floor of 1.00% and a non-usage fee of LIBOR plus 3.00% per annum. The New RCF contains other customary terms, including (i) representations, warranties and affirmative covenants, (ii) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and a financial covenant to maintain a Total Leverage Ratio (as defined in the New RCF Agreement) of 3.50 to 1.00, and (iii) customary events of default, including changes in control. The total leverage ratio is calculated by dividing the total funded debt less unrestricted cash and cash equivalents by Consolidated EBITDA (as defined in the New RCF Agreement) for the period of the four fiscal quarters most recently ended.
The Company drew $55.0 million from its New RCF to fund (i) the Partnership Cash Consideration of $4.8 million, (ii) a portion of the Term Lender Cash Consideration of $36.0 million, (iii) $5.6 million of closing and commitment fees paid to HPS Investment Partners, LLC, and (iii) $8.6 million of professional fees and expenses, which included success fees of $3.6 million.
As a result of the foregoing, the Company’s corporate structure otherwise remained substantially the same as prior to the Chapter 11 Cases and it amended and restated its certificate of incorporation to provide for, among other things, the authorization of 225,000,000 shares of New Class A common stock and 25,000,000 shares of New Class B common stock. The Company is not authorized to issue any shares of preferred stock under its amended and restated certificate of incorporation.
A New Management Incentive Plan was adopted. Under the Plan, 8% of the New Common Equity on a fully-diluted basis was reserved for issuance by the Board that was put in place upon emergence from bankruptcy for the benefit of participants in the Management Incentive Plan. On January 25, 2018, 271,739 new restricted stock units and 815,216 new stock option shares, totaling of 1,086,955 shares or 4% of the New Common Equity, were granted in accordance with the Management Incentive Plan.
In connection with the implementation of the Plan and as a result of the change in control effectuated by the Plan, the Debtors sought and obtained certain required regulatory approvals related to Home Lending prior to the effective date of the Plan.
Pursuant to the Plan the members of the Board of Directors of the Company were replaced with new members.
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
Effective on December 12, 2017, the Company began to apply ASC 852, which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business and to be reported separately as reorganization items, net in the consolidated statements of operations. In addition, the consolidated balance sheet must distinguish debtor pre-petition liabilities subject to compromise ("LSTC") from pre-petition liabilities that are not subject to compromise and from post-petition liabilities in the accompanying consolidated balance sheet. Where there is uncertainty about whether a secured claim will be paid or impaired under the Chapter 11 proceedings, the entire amount of the claim was

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

classified as a LSTC. LSTC include the all claims and obligations arising under or relating to the Term Loan Payable (the "Term Loan Claims") and all claims and obligations arising under or relating to the tax receivable agreement (the "TRA obligations").
LSTC include unsecured or under-secured liabilities incurred prior to the Petition Date. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Additionally, LSTC also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to LSTC. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are subject to the automatic stay or an approved motion of the Bankruptcy Court.
Reorganization items, net on the Company's consolidated statement of operations represent amounts incurred after the petition date, December 12, 2017 (the "Petition Date") as a direct result of the bankruptcy. The filing by the Company of Chapter 11 Cases qualified as a Material Breach under a tax receivable agreement ("TRA"). Consequently, all obligations under the TRA were accelerated and the claimants were owed the present value of all future tax attributes, subject to certain discounting and based on assumptions regarding the remaining payments expected to be made under the TRA. The TRA obligations was estimated to be $160.1 million. In addition, reorganization items, net comprise of legal and professional fees in the amount of $1.3 million.
As of the Petition Date through December 31, 2017, the Company ceased recording interest expense on outstanding pre-petition LSTC of approximately $1.8 million.
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
JGW LLC meets the definition of a VIE under ASC 810. Further, the Corporation is the primary beneficiary of JGW LLC as a result of its control over JGW LLC. As the primary beneficiary of JGW LLC, the Corporation consolidates the financial results of JGW LLC and records a non-controlling interest for the economic interest in JGW LLC not owned by the Corporation. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.9% and 45.1%, respectively, as of December 31, 2017. The Corporation's and the non-controlling interests' economic interest in JGW LLC was 54.6% and 45.4%, respectively, as of December 31, 2016.
Net (loss) income attributable to the non-controlling interests in the Company's consolidated statements of operations represents the portion of (loss) earnings attributable to the economic interest in JGW LLC held by entities and individuals other than the Corporation. The allocation of net (loss) income attributable to the non-controlling interests is based on the weighted average percentage of JGW LLC owned by the non-controlling interests during the reporting period. The non-controlling interests' weighted average economic interests in JGW LLC for the years ended December 31, 2017, 2016 and 2015 was 45.2%, 45.5% and 48.3%, respectively. In accordance with the Plan, on the Effective Date, the non-controlling interests in the Company were canceled.
The net loss attributable to The J.G. Wentworth Company in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 does not necessarily reflect the Corporation's weighted average economic interests in JGW LLC for the respective periods because the majority of the (benefit) provision for income taxes was specifically attributable to the legal entity The J.G. Wentworth Company, and thus was not allocated to the non-controlling interests. For the year ended December 31, 2017, $8.8 million total tax provision was specifically attributable to The J.G. Wentworth Company. The remaining tax provision of $0.8 million relates to the Company’s subsidiaries. For the year ended December 31, 2016, $14.5 million of the $15.3 million total tax benefit was specifically attributable to The J.G. Wentworth Company. The remaining tax benefit of $0.8 million relates to the Company’s subsidiaries. For the year ended December 31, 2015, $19.0 million of the $18.2 million total tax benefit was specifically attributable to The J.G. Wentworth Company. The remaining $0.8 million tax provision relates to the Company’s subsidiaries. Refer to Note 19 for a description of the Company's income taxes.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Non-controlling interests on the Company's consolidated balance sheets represent the portion of deficit attributable to the non-controlling interests of JGW LLC. The allocation of deficit to the non-controlling interests in JGW LLC is based on the percentage owned by the non-controlling interests in the entity.
All material inter-company balances and transactions are eliminated in consolidation. Refer to Note 2 for a summary of significant accounting policies. Certain prior-period amounts have been reclassified to conform to current-period presentation.
Going Concern
In accordance with the Financial Accounting Standards Board (“FASB”) ASC 205-40, Going Concern ("ASC 205-40"), management must evaluate whether there are conditions or events, considered in the aggregate, that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its evaluation, management is not able to take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. However, when the relevant conditions or events, considered in the aggregate, initially indicate that substantial doubt may exist, management may consider in its evaluation whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company performed the required assessments in conjunction with the filing of its Form 10-Q for the three months ended September 30, 2017 and determined, at that time, that substantial doubt about its ability to continue as a going concern existed and will not be alleviated before the Company emerges from the Chapter 11 Cases. On January 17, 2018, the Bankruptcy Court entered an order approving and confirming the Plan (the “Confirmation Order”). On January 25, 2018 (the “Effective Date”), the Debtors satisfied the conditions to effectiveness of the Plan and the Plan became effective in accordance with its terms and the Debtors emerged from bankruptcy. Management’s current assessment was based on the relevant conditions that were known and reasonably knowable at the issuance date and included the Company’s current financial condition and liquidity sources, forecasted future cash flows, the Company’s contractual obligations and commitments and other conditions that could adversely affect the Company’s ability to meet its obligations through April 2, 2019. Management concluded that no substantial doubt exists regarding the Company’s ability to continue as a going concern one year from the date of filing of the Company's Form 10-K for the year ended December 31, 2017.
The accompanying consolidated financial statements included in this Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.
2. Summary of Significant Accounting Policies and Recently Adopted Accounting Pronouncements
Summary of Significant Accounting Policies
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

On an ongoing basis, the Company assesses whether or not it is the primary beneficiary of a VIE or whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE. As a result of this assessment, the consolidation status of the legal entities with which the Company is involved may change. As of December 31, 2017, there was no change in the consolidation status of the legal entities with which the Company is involved.
The debt issued by the Company's securitization VIEs is reported on the Company's consolidated balance sheets as VIE long-term debt issued by securitization and permanent financing trusts, at fair value ("VIE securitization debt"). The VIE securitization debt is recourse solely to the VIE finance receivables held by such special purpose entities ("SPEs") and is non-recourse to the Company and its other consolidated subsidiaries. The VIEs will continue in operation until all securitization debt is paid and all residual cash flows are collected. As a result of the long lives of many finance receivables purchased and securitized by the Company, most consolidated VIEs have expected lives in excess of 20 years.
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
Fair Value Measurements
Under ASC 820, Fair Value Measurement ("ASC 820"), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the orderly transaction between market participants at the measurement date. Fair value measurement establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. These three levels of fair value hierarchy are defined as follows:

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

•	Level 3 - inputs to the valuation methodology are unobservable.
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
Cash and Cash Equivalents
The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.
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
Restricted investments in the amounts of $3.9 million and $4.6 million as of December 31, 2017 and 2016, respectively, include certificates of deposit which are pledged to meet certain state requirements in order to conduct business in certain states. The certificates of deposit are carried at face value inclusive of interest, which approximates fair value as such instruments are renewed annually.
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
Premises and equipment
Premises and equipment are stated at cost, net of accumulated depreciation or amortization and are comprised primarily of computer equipment, office furniture and software licensed from third parties. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the individual assets. For assets under capital lease obligations and leasehold improvements, amortization is computed over the lesser of the estimated useful lives of the improvements or the lease term. The estimated useful lives of the assets range from 3 to 10 years.
Intangible Assets
The Company has both finite lived and indefinite lived intangible assets, which are accounted for under ASC 350, Intangibles - Goodwill and Other ("ASC 350") and ASC 360, Property, Plant and Equipment ("ASC 360"). Indefinite-lived intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset's carrying value may not be fully recoverable, and are tested at least annually. An impairment loss, if any, calculated as the difference between the estimated fair value and the carrying value of an asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company's indefinite-lived intangible assets consist of licenses and approvals.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination, and is accounted for under ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Prior to the third quarter of 2017, a two-step process was used. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a two-step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit's carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. In 2017 the Company early adopted ASU 2017-04 (as described under "Recently Adopted Accounting Pronouncements"). The adoption of ASU 2017-04 does not impact the Company’s eligibility to continue to take advantage of the extended transition periods afforded to emerging growth companies under the JOBS Act.
Marketable Securities
Assets acquired through the Company's installment sale transaction structure (the "Asset Advantage® program") are

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

invested in a diverse portfolio of marketable debt and equity securities. Marketable securities are considered trading securities and are carried at fair value in accordance with ASC 820 with realized and unrealized gains and losses included in realized and unrealized gains (losses) on marketable securities, net, in the Company's consolidated statements of operations and classified as Level 1 or Level 2 assets in the valuation hierarchy of fair value measurements. Marketable securities are held for resale in anticipation of fluctuations in market prices. Marketable securities are recorded in marketable securities, at fair value, on the Company's consolidated balance sheets.
Interest on debt securities is recognized in interest income as earned and dividend income on marketable equity securities is recognized in interest income on the ex-dividend date in the Company's consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, the Company earned $3.0 million, $2.5 million and $3.4 million, respectively, related to interest and dividends on marketable securities.
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
The Company uses derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. The Company may also enter into commitments to sell mortgage backed securities ("MBS") as part of its overall hedging strategy. The Company has elected not to apply hedge accounting to these freestanding derivatives. The fair value of freestanding derivatives is recorded in other assets or other liabilities on the Company's consolidated balance sheets with changes in fair value included in realized and unrealized gains on sale of mortgage loans held for sale, net of direct costs, in the consolidated statements of operations.
Loans Eligible for Repurchase from Ginnie Mae
For certain loans that the Company securitized with Ginnie Mae, the Company has the unilateral right to repurchase any individual loan if that loan meets certain criteria, including being delinquent greater than 90 days or in default. As a result of this unilateral right, the Company must recognize the delinquent loans on its consolidated balance sheets and establish a corresponding liability regardless of the Company's intention to repurchase the loan. The amount of loans eligible for repurchase from Ginnie Mae and the liability for loans eligible for repurchase from Ginnie Mae are included in other assets and other liabilities, respectively, on the Company's consolidated balance sheets.
Income Taxes
Tax laws are complex and subject to different interpretations by the taxpayer and respective taxing authorities. The United States recently enacted comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the "2017 Tax Act") that, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21% and we are required to re-measure our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have analyzed the provisional impacts related to the one-time transition tax and determined there is no impact to the deferred tax balances included in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
For finance receivables, the Company suspends recognizing interest income when it is probable that the Company will be unable to collect all payments according to the contractual terms of the underlying agreements. Management considers all information available in assessing collectability. Collectability is measured on a receivable-by-receivable basis by either the present value of estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent. Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability. A receivable is charged off when in the Company's judgment, the receivable or portion of the receivable is considered uncollectible.
Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest. Interest income on past due receivables and finance receivables, if received, is recorded using the cash basis method of accounting. Additionally, the Company generally does not resume recognition of interest income once it has been suspended.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
Other Revenue Recognition
Servicing, broker, and other fees in the Company’s consolidated statements of operations primarily include broker fees and subservicing fees earned from servicing structure settlement contracts. Broker fee income is recognized when the contract between the purchasing counterparty and the seller is closed for the sale of receivables.
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
Recently Adopted Accounting Pronouncements
Effective in the third quarter of fiscal 2017, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04).Under ASU 2017-04, Step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new guidance, companies will perform their annual, or interim, goodwill impairment test by comparing the reporting unit’s carrying value, including goodwill, to the fair value. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption of ASU 2017-04 is permitted for all entities for interim or annual goodwill impairment tests

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 in 2017. For its interim goodwill impairment test performed during the three months ended September 30, 2017, the Company identified events and circumstances that indicated it was more likely than not that the fair value of the reporting unit was less than its carrying value. The adoption of ASU 2017-04 does not impact the Company’s eligibility to continue to take advantage of the extended transition periods afforded to emerging growth companies under the JOBS Act. There were no balance sheet line items as of December 31, 2016 impacted by the adoption of ASU 2017-04.
Effective in the fourth quarter of fiscal 2017, the Company adopted ASU No. 2015-12, Simplifying the Accounting for Measurement Period Adjustments ("ASU 2015-12). This ASU eliminates the requirement to retrospectively account for these adjustments to their respective provisional amount with a corresponding adjustment to goodwill. There was no significant impact on the Company's financial statements upon the adoption of ASU 2015-12.
3. Goodwill and Intangible Assets
The goodwill of the Company consists of $0.0 million and $8.4 million related to the Home Lending segment as of December 31, 2017 and 2016. There is no goodwill related to the Structured Settlements segment as of December 31, 2017 and 2016.
Intangible assets subject to amortization include the following as of:

	Structured Settlements		Home Lending
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In thousands)
December 31, 2017
Database	$4,609	$(4,473)	$—	$—
Customer relationships	16,096	(15,909)	—	—
Domain names	486	(473)	—	—
Trade name (1)	613	(368)	1,095	(990)
Affinity relationships	—	—	9,547	(2,308)
Intangible assets subject to amortization	$21,804	$(21,223)	$10,642	$(3,298)

December 31, 2016
Database	$4,609	$(4,356)	$—	$—
Customer relationships	16,096	(15,750)	—	—
Domain names	486	(461)	—	—
Trade name (1)	613	(157)	1,095	(700)
Affinity relationships	—	—	9,547	(1,354)
Intangible assets subject to amortization	$21,804	$(20,724)	$10,642	$(2,054)
(1) During the three months ended June 30, 2016, the trade name the Company acquired in connection with the Company's 2011 acquisition of Orchard Acquisition Company ("OAC") was determined to be a finite-lived asset, subject to amortization.
As of December 31, 2017 and 2016, the carrying value of Home Lending's indefinite-lived licenses and approvals intangible asset was $13.2 million.
Amortization of intangible assets is included in depreciation and amortization in the Company's consolidated statements of operations. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $2.1 million, and $2.2 million, respectively. As of December 31, 2017, the weighted average remaining useful lives of the databases, customer relationships, domain names and trade names are one year and affinity relationships is eight years.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Estimated future amortization expense for amortizable intangible assets for each of the succeeding five calendar years and thereafter is as follows:

Year Ending December 31,	Estimated Future Amortization Expense
(In thousands)
2018	$1,560
2019	1,035
2020	957
2021	954
2022	954
Thereafter	2,465
Total future amortization expense	$7,925

The commencement of the Chapter 11 Cases constituted a triggering event requiring the Company to: (i) test the related indefinite-lived licenses and approvals intangible asset for impairment under ASC 350-30 and (ii) test the related asset groups including the finite-lived intangible assets, which include the trade name and the affinity relationships, for impairment under ASC 360-10.
The fair value of the indefinite-lived licenses and approvals intangible asset was determined by utilizing the "with and without" valuation methodology, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the "with and without" valuation methodology incorporated multi-year revenue projections, out of pocket costs and lag time to obtain licenses and approvals to originate loans. Key assumptions utilized in the fair value analysis included the following: (i) projected long-term growth rates in revenues, (ii) a discount rate, developed using a cost of equity analysis and (iii) an adjustment to reflect the tax amortization benefits under Section 197 of the Internal Revenue Code. As a result of this analysis, the fair value of the indefinite-lived licenses and approvals intangible asset exceeded their carrying value.
To test the related asset groups, which include the trade name and affinity relationships finite-lived intangible assets, the Company compared the undiscounted cash flows associated with the Home Lending reporting unit to its carrying value as permitted under ASC 360-10. Key assumptions utilized in the recoverability test included the following: (i) projected long-term growth rates in revenue and (ii) terminal year cash flows capitalized using the cost of equity analysis less terminal growth rate. The results of the recoverability test indicated the estimated undiscounted cash flows of the Home Lending reporting unit exceeded its carrying value and, therefore, an impairment of the asset groups was not recorded as of December 31, 2017.
The fair value of the Structured Settlements finite-lived trade name intangible asset was determined primarily using a discounted cash flow approach that required considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy. Specifically, the "relief from royalty" method was used, which incorporated multi-year revenue projections. Key assumptions utilized in the fair value analysis included the following: (i) projected long-term growth rates in revenues directly attributable to the trade name, (ii) a discount rate, developed using cost of equity analysis and (iii) a royalty rate based on an analysis of royalty licensing data. As a result of this analysis, the fair value of the Structured Settlements finite-lived trade name exceeded its carrying value.
During the third quarter of 2017, the Company re-evaluated its internal projections for its Home Lending reporting unit based on continued lower than anticipated profitability results, a reduction of its warehouse facilities and contemplation by the Company of entering into the Restructuring Support Agreement and the related restructuring which, at the time was expected to be effectuated through a pre-packaged Chapter 11 plan of reorganization. Accordingly, the Company determined those events constituted a triggering event requiring the Company to: (i) test the related indefinite-lived licenses and approvals intangible asset for impairment under ASC 350-30, (ii) test the related asset groups including the finite-lived intangible assets, which include the trade name and the affinity relationships, for impairment under ASC 360-10 and (iii) perform a goodwill impairment analysis. Based on the assessment performed at that time, the implied fair value of the Home Lending reporting unit was less than its carrying value and as a result, the Company recorded a goodwill impairment charge of $8.4 million in the consolidated statements of operations, representing all of the goodwill associated with the Home Lending reporting unit, for the year ended December 31, 2017.
During the year ended December 31, 2016, the Company recorded an intangible asset impairment charge of $5.5 million comprised of $2.8 million for the indefinite-lived trade name and $2.7 million for the finite-lived customer relationships. The Company also determined that its trade name asset was a finite-lived intangible asset, and, consequently, a useful life of three years

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

was assigned to the asset, which is the period the Company expects the asset to contribute directly or indirectly to future cash flows of the Company. Further, the Company determined that the remaining useful lives of its finite-lived intangible assets within the Structured Settlements reporting unit, namely databases and customer relationships, were less than previously assigned and consequently revised them to their currently estimated useful lives of approximately three years.
The Company recorded in the aggregate goodwill and intangible asset impairment charges of $121.6 million during the year ended December 31, 2015.
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
For assets and liabilities measured at fair value in the Company's consolidated financial statements:
Marketable securities, at fair value - The fair value of investments in marketable securities, which primarily consist of equity and fixed income securities, is based on quoted market prices.
VIE and other finance receivables, at fair value, and VIE long-term debt issued by securitization and permanent financing trusts, at fair value – The estimated fair value of VIE finance receivables, at fair value, other finance receivables, at fair value,

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

and VIE long-term debt issued by securitization and permanent financing trusts, at fair value, is determined based on a discounted cash flow model using expected future collections and payments discounted at a calculated rate as described below.
For guaranteed structured settlements and annuities, the Company allocates the projected cash flows based on the waterfall of the securitization and permanent financing trusts (collectivity the "Trusts"). The waterfall includes fees to operate the Trusts (servicing fees, administrative fees, etc.), note holder principal and note holder interest. Many of the Trusts have various tranches of debt that have varying subordinations in the waterfall calculation. Refer to Note 17 for additional information. The remaining cash flows, net of those obligations, are considered a residual interest which is projected to be paid to the retained interest holder.
The projected finance receivable cash flows used to pay the obligations of the Trusts are discounted using a calculated rate derived from the fair value interest rates of the debt in the Trusts. The fair value interest rate of the debt is derived using a swap curve and applying a calculated spread that is based on either: (i) market indices that are highly correlated with the spreads from the Company's previous securitizations and asset sales or (ii) the Company's most recent securitization or asset sale if it occurs within close proximity to the reporting date. The calculated spread is adjusted for the specific attributes of the debt in the Trusts, such as years to maturity and credit grade. The debt's fair value interest rates are applied to the projected future cash payments paid on the principal and interest to derive the debt's fair value. The debt's fair value interest rates are blended using the debt's principal balance to obtain a weighted average fair value interest rate which is used to determine the value of the finance receivables' asset cash flows. In addition, the Company considers transformation costs and profit margin associated with its securitizations to derive the fair value of its finance receivables' asset cash flows. The finance receivables' residual cash flows remaining after the projected obligations of the Trusts are satisfied are discounted using a separate calculated rate (9.14% and 9.75% at December 31, 2017 and December 31, 2016, respectively, with a weighted average life of 20 years as of both dates) that is derived from the fair value interest rates of the related debt.
Based on the Company's historical performance, the residual cash flows are adjusted for a loss assumption of 0.25% over the life of the finance receivables in its fair value calculation. Finance receivable cash flows, including the residual asset cash flows, are included in VIE and other finance receivables, at fair value, on the Company's consolidated balance sheets. In connection with the refinancing of the Company's residual term facility (the "Residual Term Facility"), which was completed in September 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and elected the fair value option, as permitted by ASC 825, Financial Instruments ("ASC 825"). The fair value interest rate of the debt is derived using the swap curve and applying a calculated spread based on market indices that are highly correlated with the spread from the related debt issued. Refer to Notes 16 and 17 for additional information. The associated debt's projected future cash payments for principal and interest are included in VIE long-term debt issued by securitization and permanent financing trusts, at fair value.
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
Interest rate lock commitments, at fair value - The Company estimates the fair value of interest rate lock commitments ("IRLCs") based on the value of the underlying mortgage loan, quoted MBS prices and estimates of the fair value of the MSRs and the probability, commonly referred to as the "pull-through" rates, that the mortgage loan will close within the terms of the IRLCs. These "pull-through" rates are based on the Company's historical data and reflect the Company's best estimate of the likelihood that a commitment will ultimately result in a closed loan.
VIE derivative liabilities, at fair value – The fair value of interest rate swaps is based on pricing models which consider current interest rates and the amount and timing of cash flows.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Forward sale commitments, at fair value – The fair value of forward sale commitments is based on pricing models which consider current interest rates and the amount and timing of cash flows.
Assets and liabilities for which fair value is only disclosed in the notes to the Company's consolidated financial statements:
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
Term loan payable (LSTC) – As of December 31, 2017, the fair value of the term loan payable was estimated based on the total enterprise value of the Company after reorganization, as determined in the Plan, as a percentage of the new common equity to be issued under the Plan ("New Common Equity") issued and allocated to all holders of the term loan payable. Previously, the estimated fair value of the term loan payable was based on market price quotations obtained from third parties.
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
VIE long-term debt – The estimated fair value of VIE long-term debt is based on borrowing rates available to the Company based on recently executed transactions with similar underlying collateral characteristics, reflecting the specific terms and conditions of the debt.
Installment obligations payable – Installment obligations payable is reported at contract value determined based on changes in the measuring indices selected by the obligees under the terms of the obligations over the length of the obligations. The fair value of installment obligations payable is estimated to be equal to the carrying value.
TRA obligations – The estimated fair value of TRA obligations was determined in accordance with the Plan. Under the Plan, each TRA claimant received its pro rata share of the New Class A common stock and the New Class B common stock of the Company or cash consideration, at the sole election of each holder of a TRA claim. Consequently, as of January 25, 2018, the TRA claimants now hold, in the aggregate, 161,961 shares of New Class A common stock and 141,384 shares of New Class B common stock and received $4.8 million of cash consideration, resulting in an aggregate fair value of $6.6 million.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The following table sets forth the Company's assets and liabilities that are carried at fair value on the Company's consolidated balance sheets as of:

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2017
Assets
Marketable securities, at fair value	$83,251	$2,293	$—	$85,544
VIE and other finance receivables, at fair value	—	—	4,278,956	4,278,956
Mortgage loans held for sale, at fair value	—	261,194	—	261,194
Mortgage servicing rights, at fair value	—	—	56,134	56,134
Interest rate lock commitments, at fair value (1)	—	—	16,134	16,134
Total Assets	$83,251	$263,487	$4,351,224	$4,697,962

Liabilities
VIE derivative liabilities, at fair value	$—	$38,460	$—	$38,460
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,104,778	4,104,778
Forward sale commitments, at fair value (2)	—	623	—	623
Total Liabilities	$—	$39,083	$4,104,778	$4,143,861
(1) Included in other assets on the Company's consolidated balance sheets.
(2) Included in other liabilities on the Company's consolidated balance sheets.

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
	(In thousands)
December 31, 2016
Assets
Marketable securities, at fair value	$74,421	$2,266	$—	$76,687
VIE and other finance receivables, at fair value	—	—	4,157,037	4,157,037
Mortgage loans held for sale, at fair value	—	232,770	—	232,770
Mortgage servicing rights, at fair value	—	—	41,697	41,697
Interest rate lock commitments, at fair value (1)	—	—	6,072	6,072
Forward sale commitments, at fair value (1)	—	659	—	659
Total Assets	$74,421	$235,695	$4,204,806	$4,514,922

Liabilities
VIE derivative liabilities, at fair value	$—	$50,432	$—	$50,432
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	—	—	4,014,450	4,014,450
Total Liabilities	$—	$50,432	$4,014,450	$4,064,882
(1) Included in other assets on the Company's consolidated balance sheets.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The following table sets forth the Company's quantitative information about its Level 3 fair value measurements as of:

	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
	(In thousands)
December 31, 2017
Assets
VIE and other finance receivables, at fair value	$4,278,956	Discounted cash flow	Discount rate	3.37% - 10.19% (4.17%)
Mortgage servicing rights, at fair value	56,134	Discounted cash flow	Discount rate	9.50% - 12.50% (9.95%)
			Prepayment speed	4.45% - 14.16% (8.87%)
			Cost of servicing	$65 - $90 ($71)
Interest rate lock commitments, at fair value	16,134	Internal model	Pull-through rate	0.00% - 100.00% (79.32%)
Total Assets	$4,351,224

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,104,778	Discounted cash flow	Discount rate	2.21% - 10.19% (4.10%)
Total Liabilities	$4,104,778

December 31, 2016
Assets
VIE and other finance receivables, at fair value	$4,157,037	Discounted cash flow	Discount rate	3.16% - 12.77% (4.32%)
Mortgage servicing rights, at fair value	41,697	Discounted cash flow	Discount rate	9.50% - 14.06% (10.11%)
			Prepayment speed	6.04% - 21.82% (7.96%)
			Cost of servicing	$65 - $90 ($73)
Interest rate lock commitments, at fair value	6,072	Internal model	Pull-through rate	37.25% - 97.00% (79.53%)
Total Assets	$4,204,806

Liabilities
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,014,450	Discounted cash flow	Discount rate	1.47% - 11.91% (4.25%)
Total Liabilities	$4,014,450
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
The changes in assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016 were as follows:

	VIE and other finance receivables, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value	Total
	(In thousands)
Balance as of December 31, 2016	$4,157,037	$41,697	$6,072	$4,204,806
Total included in earnings (losses):			0
Unrealized gains	184,368	14,437	16,134	214,939
Realized gain on sale of finance receivable	3,024	—	—	3,024
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	285,868	—	—	285,868
Interest accreted	173,652	—	—	173,652
Payments received	(505,999)	—	—	(505,999)
Sale of finance receivables	(18,994)	—	—	(18,994)
Transfers to other balance sheet line items	—	—	(6,072)	(6,072)
Transfers in (out) of Level 3	—	—	—	—
Balance as of December 31, 2017	$4,278,956	$56,134	$16,134	$4,351,224
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
December 31, 2017	$184,368	$14,437	$16,134	$214,939

Balance as of December 31, 2015	$4,386,147	$29,287	$4,934	$4,420,368
Total included in earnings (losses):
Unrealized gains	33,241	12,410	6,072	51,723
Realized gain on sale of finance receivable	69,598	—	—	69,598
Included in other comprehensive gain	—	—	—	—
Purchases of finance receivables	273,298	—	—	273,298
Interest accreted	173,194	—	—	173,194
Payments received	(507,110)	—	—	(507,110)
Sale of finance receivables	(271,331)	—	—	(271,331)
Transfers to other balance sheet line items	—	—	(4,934)	(4,934)
Transfers in (out) of Level 3	—	—	—	—
Balance as of December 31, 2016	$4,157,037	$41,697	$6,072	$4,204,806
The amount of net gains for the period included in revenues attributable to the change in unrealized gains or losses relating to assets still held as of:
December 31, 2016	$33,241	$12,410	$6,072	$51,723

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The changes in liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016 were as follows:

VIE long-term debt issued by securitizations and permanent financing trusts, at fair value
(In thousands)
Balance as of December 31, 2016	$4,014,450
Total included in (earnings) losses:
Unrealized losses	87,404
Issuances	340,573
Interest accreted	(10,296)
Repayments	(327,353)
Transfers in (out) of Level 3	—
Balance as of December 31, 2017	$4,104,778
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
December 31, 2017	$87,404

Balance as of December 31, 2015	$3,928,818
Total included in (earnings) losses:
Unrealized losses	97,829
Issuances	337,667
Interest accreted	(30,234)
Repayments	(319,630)
Transfers in (out) of Level 3	—
Balance as of December 31, 2016	$4,014,450
The amount of net losses for the period included in revenues attributable to the change in unrealized gains or losses relating to long-term debt still held as of:
December 31, 2016	$97,829

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Realized and unrealized gains and losses included in revenues in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015 are reported in the following asset line items:

	VIE and other finance receivables and long-term debt, at fair value	Mortgage servicing rights, at fair value	Interest rate lock commitments, at fair value
	(In thousands)
Net gains included in revenues for the year ended December 31, 2017	$99,988	$14,437	$16,134
Unrealized gains for the year ended December 31, 2017 relating to assets and long term debt still held as of December 31, 2017	$96,964	$14,437	$16,134
Net gains included in revenues for the year ended December 31, 2016	$5,010	$12,410	$6,072
Unrealized (losses) gains for the year ended December 31, 2016 relating to assets and long term debt still held as of December 31, 2016	$(64,588)	$12,410	$6,072
Net gains included in revenues for the year ended December 31, 2015	$70,930	$1,649	$4,934
Unrealized gains for the year ended December 31, 2015 relating to assets and long term debt still held as of December 31, 2015	$65,324	$1,649	$4,934

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The Company discloses fair value information about financial instruments, whether or not recorded at fair value on the Company's consolidated balance sheets, for which it is practicable to estimate that value. As such, the estimated fair values of the Company's financial instruments were as follows:

	December 31, 2017		December 31, 2016
	(In thousands)
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Financial assets:
VIE and other finance receivables, at fair value	$4,278,956	$4,278,956	$4,157,037	$4,157,037
VIE and other finance receivables, net of allowance for losses (1)	80,504	81,809	88,300	93,944
Other receivables, net of allowance for losses (1)	20,918	20,918	17,771	17,771
Mortgage loans held for sale, at fair value	261,194	261,194	232,770	232,770
Mortgage servicing rights, at fair value	56,134	56,134	41,697	41,697
Marketable securities, at fair value	85,544	85,544	76,687	76,687
Interest rate lock commitments, at fair value (2)	16,134	16,134	6,072	6,072
Forward sale commitments, at fair value (2)	—	—	659	659
Financial liabilities:
Term loan payable (1)(4)	—	—	242,730	431,872
VIE derivative liabilities, at fair value	38,460	38,460	50,432	50,432
VIE borrowings under revolving credit facilities and other similar borrowings (1)	25,369	22,834	58,798	56,432
Other borrowings under revolving credit facilities and other similar borrowings (1)	252,267	253,649	229,221	229,588
VIE long-term debt (1)	55,792	58,480	57,268	62,939
VIE long-term debt issued by securitization and permanent financing trusts, at fair value	4,104,778	4,104,778	4,014,450	4,014,450
Forward sale commitments, at fair value (3)	623	623	—	—
Installment obligations payable (1)	85,544	85,544	76,687	76,687
Liabilities subject to compromise:
Term loan payable (1)(4)	153,119	446,996	—	—
TRA obligations (1)(5)	6,646	160,113	—	—
(1)These represent financial instruments not recorded on the consolidated balance sheets at fair value. Such financial instruments would be classified as Level 3 within the fair value hierarchy.
(2) Included in other assets on the Company's consolidated balance sheets.
(3) Included in other liabilities on the Company's consolidated balance sheets.
(4) As of December 31, 2017, the fair value of the term loan payable was estimated based on the total enterprise value of the Company after reorganization, as determined in the Plan, as a percentage of the New Common Equity issued and allocated to all holders of the term loan payable.
(5) At the time of the filing by the Company of Chapter 11 Cases, it was estimated that all claims against the Company held by the TRA's claimants were in the aggregate amount of $160.1 million. Pursuant to the Plan, on January 25, 2018, the TRA claimants received, in the aggregate, 161,961 shares of New Class A common stock, 141,384 shares of New Class B common stock and $4.8 million of cash consideration, resulting in an aggregate fair value of $6.6 million.
5. VIE and Other Finance Receivables, at Fair Value
The Company has elected to fair value newly originated guaranteed structured settlements in accordance with ASC 825. The Company also elected to fair value newly originated lottery winnings effective January 1, 2013. VIE and other finance receivables for which the fair value option was elected consist of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Maturity value	$6,715,441	$6,584,344
Unearned income	(2,436,485)	(2,427,307)
Net carrying amount	$4,278,956	$4,157,037

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Encumbrances on VIE and other finance receivables, at fair value, were as follows:

Encumbrance	December 31, 2017	December 31, 2016
	(In thousands)
VIE long-term debt issued by securitization and permanent financing trusts (2)	$4,227,389	$4,060,069
$100.0 million credit facility (JGW-S III) (1)	—	27,966
$150.0 million credit facility (JGW V) (1)	9,287	55,868
$75.0 million credit facility (JGW VIII) (1)	32,943	—
Encumbered VIE finance receivables	4,269,619	4,143,903
Unencumbered	9,337	13,134
Total VIE and other finance receivables, at fair value	$4,278,956	$4,157,037
(1) Refer to Note 14.
(2) Refer to Note 17.
As of December 31, 2017, the residual cash flows from the Company's finance receivables, at fair value, were pledged as collateral for two of the Company's permanent financing VIEs. As of December 31, 2016, the residual cash flows from the Company's finance receivables, at fair value, were pledged as collateral for one of the Company's permanent financing VIEs. Refer to Note 17 for additional information. As of December 31, 2017 and 2016, the unsecuritized finance receivables, at fair value, were $51.6 million and $97.0 million, respectively, and were included within other finance receivables, at fair value on the Company’s consolidated balance sheets.
As of December 31, 2017, the expected cash flows of VIE and other finance receivables, at fair value, based on maturity value for the next five years and thereafter were as follows:

Year ended December 31,	Expected cash flows
(In thousands)
2018	$496,138
2019	490,082
2020	458,467
2021	436,427
2022	409,900
Thereafter	4,424,427
Total	$6,715,441

In March 2017, the Company entered into an Asset Sale Facility agreement (the "Asset Sale Facility") to sell up to $50.0 million of discounted total receivable balances ("TRB") purchases, which can be increased to $75.0 million by mutual agreement of the parties, and has a duration of one year, which the Company elected not to renew in March 2018. During the year ended December 31, 2017, the Company sold $19.8 million of TRB purchases pursuant to the Asset Sale Facility, which was accounted for as a direct asset sale, for $11.9 million, and the Company recognized a $1.0 million gain. The gain was included in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sale.
On June 30, 2017, the Company executed a second Asset Sale Facility agreement (the "Second Asset Sale Facility") to sell up to $5.0 million of discounted TRB purchases, which can be increased to $25.0 million by mutual agreement of the parties, and has a duration of one year. On September 28, 2017, the Company increased the capacity of its Second Asset Sale Facility to $15.0 million of discounted TRB purchases. During the year ended December 31, 2017, the Company sold $32.1 million of TRB purchases pursuant to the Second Asset Sale Facility, which was accounted for as a direct asset sale, for $5.5 million, and the Company recognized a $1.9 million gain. The gain was included in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sale
In February 2016, the Company completed a sale of the first pool of assets associated with its 2016-1 direct asset sale in which $151.5 million of TRB purchases were sold for $91.3 million and the Company recognized a $21.7 million gain. In April 2016, the Company completed a sale of the second pool of assets associated with its 2016-1 direct asset sale in which $115.8

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

million of TRB purchases were sold for $70.0 million, and the Company realized an $18.6 million gain. In June 2016, the Company completed a sale of the first pool of assets associated with its 2016-2 direct asset sale in which $81.3 million of TRB purchases were sold for $50.8 million. In conjunction with this transaction, the Company realized a $13.9 million gain. In August 2016, the Company completed a sale of the second pool of assets associated with its 2016-2 direct asset sale in which $93.6 million of TRB purchases were sold for $59.2 million, and the Company realized a $15.4 million gain. The aforementioned gains were included in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations. No servicing asset or liability was recognized in connection with the Company's direct asset sales.
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
The Company is engaged to service certain finance receivables it sold to third parties. Servicing fee revenue related to those receivables is included in servicing, broker, and other fees in the Company's consolidated statements of operations, and was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Servicing fee income	$989	$929	$811
6. VIE and Other Finance Receivables, net of Allowance for Losses
The Company did not elect the fair value option for VIE and other finance receivables, net of allowance for losses, which consist of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Structured settlements and annuities	$64,437	$67,872
Less: unearned income	(38,764)	(42,030)
	25,673	25,842
Lottery winnings	55,641	63,957
Less: unearned income	(13,777)	(16,799)
	41,864	47,158
Pre-settlement funding transactions	24,425	31,853
Less: unearned income	(261)	(441)
	24,164	31,412
Attorney cost financing	358	616
Less: unearned income	—	—
	358	616
VIE and other finance receivables	92,059	105,028
Less: allowance for losses	(10,250)	(11,084)
VIE and other finance receivables, net of allowances	$81,809	$93,944

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Encumbrances on VIE and other finance receivables, net of allowance for losses, were as follows:

Encumbrance	December 31, 2017	December 31, 2016
	(In thousands)
VIE long-term debt (1)	$63,031	$69,354
VIE and encumbered securitized debt	63,031	69,354
VIE unencumbered assets	10,774	15,971
Non-VIE unencumbered assets	8,004	8,619
Unencumbered	18,778	24,590
Total VIE and other finance receivables, net of allowances	$81,809	$93,944
(1) Refer to Note 16.
As of December 31, 2017, the expected cash flows of structured settlements, annuities and lottery winnings based on maturity value for the next five years and thereafter are as follows:

Year Ended December 31,	Expected cash flows
(In thousands)
2018	$13,232
2019	10,085
2020	10,267
2021	10,530
2022	10,349
Thereafter	65,615
Total	$120,078

Excluded from the above table are pre-settlement funding transactions and attorney cost financing receivable balances of $24.8 million as of December 31, 2017, which do not have specified maturity dates.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Activity in the allowance for losses for VIE and other finance receivables is as follows:

	Structured settlements and annuities	Lottery winnings	Pre-settlement funding transactions	Attorney cost financing	Total
	(In thousands)
For the year ended December 31, 2017
Allowance for losses:
Balance as of December 31, 2016	$93	$—	$10,707	$284	$11,084
Credit (provision) for loss	6	(7)	2,601	—	2,600
Charge-offs	(27)	—	(3,431)	—	(3,458)
Recoveries	17	7	—	—	24
Balance as of December 31, 2017	$89	$—	$9,877	$284	$10,250

Individually evaluated for impairment	$89	$—	$2,321	$284	$2,694
Collectively evaluated for impairment	—	—	7,556	—	7,556
Balance as of December 31, 2017	$89	$—	$9,877	$284	$10,250

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,584	$41,864	$109	$74	$67,631
Collectively evaluated for impairment	—	—	14,178	—	14,178
Balance as of December 31, 2017	$25,584	$41,864	$14,287	$74	$81,809

For the year ended December 31, 2016
Allowance for losses:
Balance as of December 31, 2015	$69	$—	$10,013	$284	$10,366
Provision for loss	(91)	7	3,515	—	3,431
Charge-offs	(32)	(7)	(2,821)	—	(2,860)
Recoveries	147	—	—	—	147
Balance as of December 31, 2016	$93	$—	$10,707	$284	$11,084

Individually evaluated for impairment	$93	$—	$2,091	$284	$2,468
Collectively evaluated for impairment	—	—	8,616	—	8,616
Balance as of December 31, 2016	$93	$—	$10,707	$284	$11,084

VIE and other finance receivables, net:
Individually evaluated for impairment	$25,749	$47,158	$85	$332	$73,324
Collectively evaluated for impairment	—	—	20,620	—	20,620
Balance as of December 31, 2016	$25,749	$47,158	$20,705	$332	$93,944

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
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent. Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability.
Payments received on past due receivables and finance receivables on which the Company has suspended recognizing revenue are applied first to principal and then to interest income. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. As of December 31, 2017 and 2016, the Company had discontinued recognition of income on pre-settlement funding transactions in the amount of $11.3 million and $14.7 million, respectively, and attorney cost financing receivables in the amount of $0.4 million and $0.4 million, respectively.
Pre-settlement funding transactions and attorney cost financing are usually outstanding for a period of time exceeding one year. The Company assesses the status of the individual pre-settlement funding transactions to determine whether there are any case specific concerns that need to be addressed and included in the allowance for losses on finance receivables. The Company also analyzes pre-settlement funding transactions on a portfolio basis based on the age of the advances as the ability to collect is correlated to the duration of time the advances are outstanding. The Company decided, beginning in April 2015, to curtail its purchases of pre-settlement transactions and did not purchase any pre-settlement transactions in 2016 or 2017.
The following table presents gross finance receivables related to pre-settlement funding transactions based on their year of origination as of:

Year of Origination	December 31, 2017	December 31, 2016
	(In thousands)
2009	$416	$690
2010	1,609	1,848
2011	2,816	3,891
2012	2,769	4,279
2013	2,619	5,390
2014	12,037	13,085
2015	2,159	2,670
Total	$24,425	$31,853

Based on historical portfolio experience, the Company reserved for pre-settlement funding transactions and attorney cost financing in the amounts of $9.9 million and $0.3 million, respectively, as of December 31, 2017, and in the amounts of $10.7 million and $0.3 million, respectively, as of December 31, 2016.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The following table presents portfolio delinquency status excluding pre-settlement funding transactions and attorney cost financing as of:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	VIE and Other Finance Receivables, net	VIE and Other Finance Receivables, net > 90 days accruing
	(In thousands)
December 31, 2017
Structured settlements and annuities	$10	$7	$146	$163	$25,421	$25,584	$—
Lottery winnings	—	119	59	178	41,686	41,864	—
Total	$10	$126	$205	$341	$67,107	$67,448	$—

December 31, 2016
Structured settlements and annuities	$11	$5	$88	$104	$25,645	$25,749	$—
Lottery winnings	—	4	205	209	46,949	47,158	—
Total	$11	$9	$293	$313	$72,594	$72,907	$—
Pre-settlement funding transactions and attorney cost financing do not have set due dates as payment is dependent on the underlying case settling.
7. Other Receivables, Net of Allowances for Losses
Other receivables include the following as of:

	December 31, 2017	December 31, 2016
	(In thousands)
Advances receivable	$1,922	$1,800
Notes receivable	10,513	9,627
Tax withholding receivables on lottery winnings	246	246
Broker fee receivable	414	984
Other	8,096	5,394
Other receivables, gross	21,191	18,051
Less: allowance for losses	(273)	(280)
Other receivables, net of allowances for losses	$20,918	$17,771
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Activity in the allowance for doubtful accounts for other receivables for the following years ended was as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Beginning balance	$280	$273
Provision for losses	(4)	12
Recoveries	—	(5)
Charge-offs	(3)	—
Ending balance	$273	$280
8. Mortgage Loans Held for Sale, at Fair Value
Mortgage loans held for sale, at fair value, were as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Unpaid principal balance of mortgage loans held for sale	$253,427	$230,261
Fair value adjustment	7,767	2,509
Mortgage loans held for sale, at fair value	$261,194	$232,770
A reconciliation of the changes in mortgage loans held for sale, at fair value, is presented in the following table:

	Years Ended December 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$232,770	$124,508
Originations and purchases of mortgage loans held for sale, net of fees	3,789,972	3,441,939
Proceeds from sale of and principal payments on mortgage loans held for sale	(3,817,815)	(3,408,065)
Net change in fair value of mortgage loans held for sale	56,267	74,388
Balance at end of period	$261,194	$232,770
As the named servicer, the Company has the option to purchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. In accordance with ASC 860, Transfers and Servicing, the Company recorded an asset and a corresponding liability, included within other assets and other liabilities on the Company's consolidated balance sheets, equal to the principal amount of the loans of $42.7 million and $39.7 million as of December 31, 2017 and 2016, respectively.
For the year ended December 31, 2017, and 2016, the Company repurchased $11.9 million and $17.7 million, respectively, of mortgage loans from Ginnie Mae securitization pools with the intent to re-pool them into new Ginnie Mae securitizations or otherwise to sell to third-party investors.
The Company did not have any mortgage loans held for sale on non-accrual status or any mortgage loans held for sale greater than 90 days past due as of December 31, 2017 or 2016.
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
(Debtor-in-Possession)
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
The activity in the loan servicing and repurchase reserve was as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$3,010	$2,575
Provision for loan servicing and repurchases	2,264	2,527
Write-offs, net	(2,057)	(2,092)
Balance at end of period	$3,217	$3,010
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
9. Mortgage Servicing Rights, at Fair Value
The activity of MSRs was as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Balance at beginning of year	$41,697	$29,287
Additions due to loans sold, servicing retained	20,812	17,294
Reductions due to loan payoffs and foreclosures	(8,201)	(7,178)
Fair value adjustment	1,826	2,294
Mortgage servicing rights, at fair value	$56,134	$41,697
The unpaid principal balance of mortgage loans serviced was $5.3 billion and $4.1 billion as of December 31, 2017 and 2016, respectively.
The key assumptions used in determining the fair value of the Company's MSRs were as follows:

	December 31, 2017	December 31, 2016
Range (Weighted Average)
Discount rate	9.50% - 12.50% (9.95%)	9.50% - 14.06% (10.11%)
Prepayment speed	4.45% - 14.16% (8.87%)	6.04% - 21.82% (7.96%)
Cost of servicing	$65 - $90 ($71)	$65 - $90 ($73)

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The hypothetical effect of an adverse change in these key assumptions that would result in a decrease in fair values is as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Discount rate:
Effect on value - 100 basis points adverse change	$(2,170)	$(1,612)
Effect on value - 200 basis points adverse change	$(4,184)	$(3,109)
Prepayment speed:
Effect on value - 5% adverse change	$(990)	$(686)
Effect on value - 10% adverse change	$(1,945)	$(1,370)
Cost of servicing:
Effect on value - 5% adverse change	$(410)	$(327)
Effect on value - 10% adverse change	$(820)	$(653)
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
10. Premises and Equipment
Premises and equipment includes the following as of:

	December 31, 2017	December 31, 2016
	(In thousands)
Computer software and equipment	$8,469	$7,612
Furniture, fixtures and equipment	6,292	5,975
Leasehold improvements	1,324	1,115
Total fixed assets at cost	16,085	14,702
Less: accumulated depreciation	(12,931)	(10,697)
Premises and equipment, net of accumulated depreciation	$3,154	$4,005
Depreciation of premises and equipment is included in depreciation and amortization in the Company's consolidated statements of operations. Depreciation expense for the years ended December 31, 2017, 2016 and 2015, which includes amortization of assets recorded under capital leases, was $2.4 million, $2.7 million and $2.4 million, respectively.
During the fourth quarter of 2017, the company retired certain leasehold improvements associated with the former office of the Structured Settlements segment and principal executive offices. The total cost of the assets, which were purchased between December 1, 2010 and October 6, 2015, was $0.3 million, and these assets had accumulated depreciation of $0.2 million at the time of retirement.

11. Debt Issuance Costs
Debt issuance costs are capitalized and included as a reduction to the related debt liability (i.e. term loan payable, VIE borrowings under revolving credit facilities and other similar borrowings and VIE long-term debt) on the Company's consolidated balance sheets.
Debt issuance costs consist of the following as of:

	December 31, 2017	December 31, 2016
	(In thousands)
Debt issuance costs	$40,355	$44,717
Less: accumulated amortization	(31,498)	(31,250)
Unamortized debt issuance costs	$8,857	$13,467

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $7.7 million, $13.3 million and $7.7 million, respectively, and is included in interest expense in the Company's consolidated statements of operations. Subsequent to the bankruptcy proceedings, and in accordance with ASC 835-30, Imputation of Interest, the Company continued to amortize debt issuance costs associated with the Company's term loan payable.
Debt issuance costs related to VIE long-term debt issued by securitization and permanent financing trusts, at fair value, are expensed as incurred and included in debt issuance expense in the Company's consolidated statements of operations, and were as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Debt issuance costs related to securitizations	$5,878	$5,117	$6,741

12. Operating and Capital Leases
The Company has commitments under operating leases, principally for office space, with various expiration dates through 2028. As of December 31, 2017, the following summarizes future minimum lease payments due under non-cancelable operating leases (excluding both contingent rentals and any expected rental income under non-cancelable subleases) for the next five years and thereafter are as follows:

Year Ended December 31,	Operating Leases
(In thousands)
2018	$6,805
2019	5,431
2020	4,274
2021	4,215
2022	3,891
Thereafter	13,653
Total	$38,269

Lease expense for office and equipment is included in general and administrative expense in the Company's consolidated statements of operations and was as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Lease expense	$5,322	$4,119	$2,387

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

As of December 31, 2017, the following summarizes future minimum lease payments due under capital leases for the next five years and thereafter are as follows:

Year Ended December 31,	Capital Leases
(In thousands)
2018	$65
2019	65
2020	59
2021	—
2022	—
Thereafter	—
Total	$189
13. Term Loan Payable
The Company has a senior secured credit facility (the "Credit Facility") that consists of a term loan (the "Term Loan") with an outstanding principal balance of $449.5 million as of December 31, 2017 and 2016. As of December 31, 2017, the term loan payable is included within liabilities subject to compromise on the Company's consolidated balance sheet. There are no principal payments due on the Term Loan until its maturity in February 2019. The Credit Facility's revolving commitment of $20.0 million matured in August 2017, with an outstanding principal balance of $0.0 million, and was not renewed. Certain of the Company's subsidiaries are guarantors of the Credit Facility and substantially all of the non-securitized and non-collateralized assets of the Company are pledged as security for the repayment of borrowings outstanding under the Credit Facility.
At each interest reset date, the Company has the option to elect that the Term Loan be either a Eurodollar loan or a Base Rate loan. If a Eurodollar loan, interest on the Term Loan accrues at either LIBOR or 1.00% (whichever is greater) plus a spread of 6.00%. If a Base Rate loan, interest accrues at Prime or 2.00% (whichever is greater) plus a spread of 5.00%. As of December 31, 2017 and 2016, the interest rate on the Term Loan was 7.31% and 7.00%, respectively, as it was a Eurodollar loan on those dates. The revolving commitment had the same interest rate terms as the Term Loan. In addition, the revolving commitment was subject to an unused fee of 0.5% per annum and provided for the issuance of letters of credit equal to $10.0 million, subject to customary terms and fees.
The Credit Facility required the Company, to the extent that as of the last day of any fiscal quarter there were outstanding balances on the revolving commitment that exceeded specific thresholds (generally 15% of the $20.0 million borrowing capacity, or $3.0 million), to comply with a maximum total leverage ratio. The total leverage ratio was calculated by dividing total funded debt (as defined in the Credit Facility) less unrestricted cash and cash equivalents by the Consolidated Adjusted Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (as defined in the Credit Facility) for the period of the four fiscal quarters most recently ended. As of December 31, 2017, the maximum total leverage ratio is no longer applicable because the revolving commitment under the Credit Facility matured in August 2017 and was not renewed. The maximum required total leverage ratio was 4.75 to 1.00 as of December 31, 2016. As of December 31, 2016, there were no outstanding borrowings under the revolving commitment, and, as a result, the maximum total leverage ratio requirement pertaining to the $20.0 million revolving commitment was not applicable. Had the leverage ratio requirement been applicable as of December 31, 2016, the Company would not have satisfied the maximum total leverage ratio requirement and would have been required to repay the outstanding borrowings on the revolver in excess of the specified threshold. The Credit Facility also limits the Company and certain of its subsidiaries from engaging in certain activities, including incurring additional indebtedness and liens, making investments, transacting with affiliates, disposing of assets, and various other activities.
In addition, the Credit Facility limits, with certain exceptions, certain of the Company's subsidiaries from paying cash dividends and making loans to the Company, the calculation of which is performed annually as of the end of each fiscal year. As a result of the filing of the Chapter 11 Cases on the Petition Date, the Company was in default under the terms of the Credit Facility and consequently, as of December 31, 2017, the annual excess cash calculation was not applicable. As of December 31, 2016, $0.3 million of the Company's $40.4 million in stockholders' deficit as of December 31, 2016 was free of limitations on the payment of dividends.
Interest expense relating to the Term Loan for the years ended December 31, 2017, 2016 and 2015 was $39.5 million, $40.6 million and $40.4 million, respectively.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

As of December 31, 2017, the Term Loan and accrued expense were reclassified from term loan payable and accrued interest to LSTC in accordance with ASC 852. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as LSTC in the amount of $6.8 million. As of the Petition Date through December 31, 2017, the Company ceased recording interest expense on outstanding pre-petition LSTC of approximately $1.8 million. On January 25, 2018, the Company's Term Loan was extinguished and replaced with a $70.0 million New RCF Agreement as further discussed in Note 1.
14. VIE Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
VIE borrowings under revolving credit facilities and other similar borrowings on the Company's consolidated balance sheets consist of the following as of:

	Entity	December 31, 2017	December 31, 2016
		(In thousands)
$100.0 million variable funding note facility with interest payable monthly (6.50% as of December 31, 2016), collateralized by JGW-S III, LLC's ("JGW-S III") structured settlements receivables. JGW-S III was charged monthly an unused fee of 0.75% per annum for the undrawn balance of its line of credit. This facility was terminated on September 25, 2017.	JGW-S III	$—	$18,912
$150.0 million multi-tranche and lender credit facility with interest payable monthly as follows: Tranche A rate is 3.55% plus either the LIBOR or the Commercial Paper rate depending on the lender (5.07% at December 31, 2017 and 3.92% and 4.43% at December 31, 2016); Tranche B rate is 6.05% plus LIBOR (7.57% at December 31, 2017 and 6.42% at December 31, 2016). The commitment period ends on November 30, 2018 and is collateralized by JGW V, LLC's ("JGW V") structured settlements, annuity and lottery receivables. JGW V is charged monthly an unused fee of 0.625% per annum for the undrawn balance of its line of credit.
	JGW V	2,654	37,520
$75.0 million variable funding note facility with interest payable monthly (7.00% as of December 31, 2017). The commitment period ends on September 24, 2019 and is collateralized by JGW VIII, LLC's ("JGW VIII") structured settlements and annuity receivables. JGW VIII is charged monthly an unused fee of 1.00% per annum for the undrawn balance of its line of credit.	JGW VIII	20,180	—
Total VIE borrowings under revolving credit facilities and other similar borrowings		$22,834	$56,432
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

In May 2016, the commitment period of the $100.0 million credit facility of JGW-S III, LLC was modified to end on May 19, 2018 followed by an 18-month amortization period. The facility originally had a two-year revolving period upon notice by the issuer or the note holder with all principal and interest outstanding payable no later than October 15, 2048. This facility was terminated on September 25, 2017.
Interest expense, including unused fees, for the years ended December 31, 2017, 2016 and 2015 related to borrowings under revolving credit facilities and other similar borrowings was $6.4 million, $8.2 million and $9.0 million, respectively.
The weighted average interest rate on outstanding VIE borrowings under revolving credit facilities and other similar borrowings as of December 31, 2017 and 2016 was 6.69% and 5.00%, respectively.
The above agreements also contain covenants which include certain financial requirements, including minimum tangible net worth, working capital and minimum liquidity, as defined in the agreements. The Company was in compliance with its debt covenants as of December 31, 2017 and 2016.
15. Other Borrowings Under Revolving Credit Facilities and Other Similar Borrowings
The Company had the following lines of credit with various financial institutions, which primarily are used for the funding of mortgage loans held for sale, as of:

	December 31, 2017	December 31, 2016
	(In thousands)
$95.0 million warehouse line of credit maturing on February 9, 2018 with an interest rate of LIBOR plus 2.35%, subject to a floor of 2.50% (3.84% as of December 31, 2017 and 3.07% as of December 31, 2016) and a non-usage fee of 0.25%.	$64,494	$65,565
$150.0 million warehouse line of credit maturing on August 15, 2018 with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.40% (3.64% as of December 31, 2017 and 2.97% as of December 31, 2016). The facility does not incur a non-usage fee.	117,639	39,140
$95.0 million warehouse line of credit maturing on November 15, 2018 with an interest rate of LIBOR plus 2.60%, subject to a floor of 3.10% (4.09% as of December 31, 2017 and 3.32% as of December 31, 2016) and a non-usage fee of 0.25%.	66,016	39,347
$25.0 million warehouse line of credit with an interest rate of LIBOR plus 2.15%, subject to a floor of 2.50% (2.87% as of December 31, 2016) and a non-usage fee of 0.25%. The facility matured on February 5, 2017.	—	13,057
$100.0 million warehouse line of credit with an interest rate of LIBOR plus 2.25% (2.97% as of December 31, 2016). The facility did not incur a non-usage fee. The facility was terminated in March 2017.	—	68,479
$10.0 million operating line of credit maturing August 15, 2018 with an interest rate of Prime plus 0.50%, subject to a floor of 5.00% (5.00% as of December 31, 2017 and 5.00% as of December 31, 2016) and a non-usage fee of 0.50%.	5,500	4,000
Total other borrowings under revolving credit facilities and other similar borrowings	$253,649	$229,588
In August 2016, the Company increased the capacity of its $6.0 million operating line of credit to $10.0 million.
In August 2017, the Company terminated its $50.0 million warehouse line of credit that was scheduled to mature on May 11, 2018.
On January 8, 2018, the capacity of the $95.0 million warehouse line of credit was extended at that level until March 11, 2018, at which time the capacity reverted back to $70.0 million, and will remain at that level until its maturity on November 15, 2018.
In February 2018, the maturity of the $95.0 million warehouse line of credit, expected to mature on February 9, 2018, was extended for 45 days. On March 26, 2018, the capacity of the $95.0 million warehouse line of credit was increased to $125.0 million and the maturity was extended through April 30, 2019.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Interest expense, including unused fees, for the years ended December 31, 2017 and 2016 related to other borrowings under revolving credit facilities and other similar borrowings was $8.0 million and $5.8 million, respectively. The weighted average interest rate on outstanding other borrowings under revolving credit facilities and other similar borrowings as of December 31, 2017 and 2016 was 3.84% and 2.86%, respectively.
As of December 31, 2017 and 2016, the Company had pledged mortgage loans held for sale as collateral under the above warehouse lines of credit. Additionally, as of December 31, 2017 and 2016, the Company had pledged MSRs as collateral under its operating line of credit.
The above agreements also contain covenants which include certain financial requirements, including maintenance of maximum adjusted leverage ratio, minimum net worth, minimum tangible net worth, minimum liquidity, minimum current ratio, minimum unencumbered cash, positive net income, and limitations on additional indebtedness and sale of assets, as defined in the agreements. The Company was in compliance with its debt covenants as of December 31, 2017 and 2016.
16. VIE Long-Term Debt
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

	December 31, 2017	December 31, 2016
	(In thousands)
PLMT Permanent Facility	$34,199	$37,630
Long-Term Pre-settlement Facility	5,118	5,427
2012-A Facility	488	708
LCSS Facility (2010-C)	11,516	12,015
LCSS Facility (2010-D)	7,159	7,159
Total VIE long-term debt	$58,480	$62,939
PLMT Permanent Facility
The Company has a $75.0 million floating rate asset backed loan with interest payable monthly at one-month LIBOR plus 1.25% which is currently in a runoff mode with the outstanding balance being reduced by periodic cash collections on the underlying lottery receivables. The interest rate on this loan was 2.61% and 1.87% at December 31, 2017 and 2016, respectively. The loan matures on October 30, 2040.
The debt agreement with the counterparty requires Peachtree Lottery Master Trust ("PLMT") to hedge the notional amount of the debt with a pay fixed and receive variable interest rate swap with the counterparty. The swaps are included within VIE derivative liabilities, at fair value, on the Company's consolidated balance sheets.
Residual Term Facility
On September 2, 2016, the Company issued $207.5 million in notes collateralized by the residual asset cash flows and reserve cash associated with 36 of the Company's securitizations with outstanding principal balances. Proceeds from the issuance of the notes were used, in part, to repay the $131.4 million outstanding principal balance on the Residual Term Facility (the "Residual Term Facility"). The Company incurred $0.4 million in debt termination costs and expensed $3.3 million of unamortized debt issuance costs in connection with the termination of the Residual Term Facility, which were included in interest expense in the Company's consolidated statements of operations. Previously, the Company had a $133.0 million Residual Term Facility that was scheduled to mature on May 15, 2021 and was collateralized by the cash flows from residual interests related to 28 securitizations. Interest accrued on the notes issued under the Residual Term Facility at a rate of 7.25% per annum with interest and principal payable monthly from cash flows from the collateralized residual interests.
Long-Term Pre-settlement Facility
In 2011, the Company issued three fixed rate notes totaling $45.1 million collateralized by pre-settlement funding transactions, of which, $5.1 million and $5.4 million principal amount remained outstanding as of December 31, 2017 and 2016,

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

respectively. In June 2016, the maturity date of each of the notes was extended until the sale of the collateral, at which point the proceeds will be distributed to the holders of the notes in full satisfaction of the Company's debt obligations. To the extent that there are sufficient cash receipts from collateralized pre-settlement funding transactions to pay for interest and principal due on the notes, interest expense will be recognized monthly on the notes at a rate of 9.25% per annum.
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
VIE Long-Term Debt
As of December 31, 2017, estimated principal payments on VIE long-term debt for the next five years and thereafter are as follows:

Year Ending December 31,	Estimated Principal Payments
(In thousands)
2018	$4,707
2019	5,026
2020	5,643
2021	5,614
2022	5,990
Thereafter	30,834
Total	$57,814

Interest expense for the years ended December 31, 2017, 2016 and 2015 related to VIE long-term debt was $6.1 million, $17.6 million and $16.8 million, respectively.
17. VIE Long-Term Debt Issued by Securitization and Permanent Financing Trusts, at Fair Value
Securitization Debt
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

are eliminated upon consolidation. In addition, the risk to the Company's non-SPE subsidiaries from SPE losses is limited to cash reserves, residual interest amounts and the repurchase of structured settlement payment streams that are subsequently determined to be ineligible for inclusion in the securitization or permanent financing trusts.
During the year ended December 31, 2017, the Company completed the pre-funding associated with the 2016-1 securitization, and three securitization transactions that were registered under Rule 144A. The following table summarizes these securitization transactions:

	2017-3	2017-2	2017-1
	(Bonds issued in millions)
Issue date	12/19/2017	8/9/2017	3/22/2017
Bonds issued	$58.7	$144.2	$131.8
Receivables securitized	1,017	2,201	2,129
Deal discount rate	4.27%	3.95%	4.35%
Retained interest %	5.50%	5.50%	5.50%
Class allocation (Moody's)
Aaa	84.75%	84.25%	84.75%
Baa2	9.75%	10.25%	9.75%
During the year ended December 31, 2016, the Company completed the initial close associated with the 2016-1 securitization transaction that was registered under Rule 144A. The following table summarizes the securitization transaction:

2016-1
(Bonds issued in millions)
Issue date	10/26/2016
Bonds issued	$117.3
Receivables securitized	861
Deal discount rate	3.89%
Retained interest %	5.50%
Class allocation (Moody's)
Aaa	84.00%
Baa2	10.50%
The following table summarizes notes issued by securitization trusts as of December 31, 2017 and 2016 for which the Company has elected the fair value option and which are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, on the Company's consolidated balance sheets:

Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2017	Fair Value as of December 31, 2017	Stated Rate	Outstanding Principal as of December 31, 2016	Fair Value as of December 31, 2016
			(In thousands)			(In thousands)
321 Henderson Receivables I, LLC	2003-A	11/15/2033	$5,776	$5,898	4.86%	$9,971	$10,381
321 Henderson Receivables I, LLC	2004-A A-1	9/15/2045	14,604	15,015	Libor+0.35%	20,265	21,084
321 Henderson Receivables I, LLC	2004-A A-2	9/15/2045	18,432	19,725	5.54%	18,581	19,943
321 Henderson Receivables I, LLC	2005-1 A-1	11/15/2040	30,865	32,005	Libor+0.23%	39,548	41,233
321 Henderson Receivables I, LLC	2005-1 A-2	11/15/2046	35,395	37,934	5.58%	35,603	37,344
321 Henderson Receivables I, LLC	2005-1 B	10/15/2055	2,157	2,143	5.24%	2,169	2,089
321 Henderson Receivables II, LLC	2006-1 A-1	3/15/2041	6,059	6,305	Libor+0.20%	7,969	8,439
321 Henderson Receivables II, LLC	2006-1 A-2	3/15/2047	15,650	16,982	5.56%	16,826	18,015

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

321 Henderson Receivables II, LLC	2006-2 A-1	6/15/2041	9,833	10,407	Libor+0.20%	12,011	12,815
321 Henderson Receivables II, LLC	2006-2 A-2	6/15/2047	18,984	20,828	5.93%	19,781	21,158
Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2017	Fair Value as of December 31, 2017	Stated Rate	Outstanding Principal as of December 31, 2016	Fair Value as of December 31, 2016
			(In thousands)			(In thousands)
321 Henderson Receivables II, LLC	2006-3 A-1	9/15/2041	8,310	8,839	Libor+0.20%	11,832	12,630
321 Henderson Receivables II, LLC	2006-3 A-2	9/15/2047	24,583	26,678	5.60%	25,367	26,997
321 Henderson Receivables II, LLC	2006-4 A-1	12/15/2041	8,752	9,049	Libor+0.20%	12,378	12,964
321 Henderson Receivables II, LLC	2006-4 A-2	12/15/2047	20,215	22,067	5.43%	20,587	21,814
321 Henderson Receivables II, LLC	2007-1 A-1	3/15/2042	20,434	20,902	Libor+0.20%	22,942	23,080
321 Henderson Receivables II, LLC	2007-1 A-2	3/15/2048	16,338	16,932	5.59%	16,526	16,281
321 Henderson Receivables II, LLC	2007-2 A-1	6/15/2035	26,040	26,554	Libor+0.21%	29,606	29,481
321 Henderson Receivables II, LLC	2007-2 A-2	7/16/2040	16,106	16,785	6.21%	16,367	16,182
321 Henderson Receivables II, LLC	2007-3 A-1	10/15/2048	45,033	51,631	6.15%	49,401	55,937
321 Henderson Receivables III, LLC	2008-1 A	1/15/2044	37,123	41,578	6.19%	42,759	48,723
321 Henderson Receivables III, LLC	2008-1 B	1/15/2046	3,235	4,427	8.37%	3,235	4,401
321 Henderson Receivables III, LLC	2008-1 C	1/15/2048	3,235	4,796	9.36%	3,235	4,746
321 Henderson Receivables III, LLC	2008-1 D	1/15/2050	3,529	5,755	10.81%	3,529	5,595
321 Henderson Receivables IV, LLC	2008-2 A	11/15/2037	51,554	59,420	6.27%	57,937	66,949
321 Henderson Receivables IV, LLC	2008-2 B	3/15/2040	6,194	8,982	8.63%	6,194	8,542
321 Henderson Receivables V, LLC	2008-3 A-1	6/15/2045	37,878	48,078	8.00%	40,923	51,960
321 Henderson Receivables V, LLC	2008-3 A-2	6/15/2045	4,682	5,923	8.00%	5,058	6,357
321 Henderson Receivables V, LLC	2008-3 B	3/15/2051	4,695	6,366	10.00%	4,695	5,937
321 Henderson Receivables VI, LLC	2010-1 A-1	7/15/2059	96,514	106,464	5.56%	109,598	122,048
321 Henderson Receivables VI, LLC	2010-1 B	7/15/2061	17,216	21,579	9.31%	19,550	24,827
JG Wentworth XXI, LLC	2010-2 A	1/15/2048	38,992	40,593	4.07%	45,655	48,163
JG Wentworth XXI, LLC	2010-2 B	1/15/2050	5,566	6,461	7.45%	6,517	7,674
JG Wentworth XXII, LLC	2010-3 A	10/15/2048	73,486	75,855	3.82%	87,140	91,069
JG Wentworth XXII, LLC	2010-3 B	10/15/2050	10,679	12,183	6.85%	12,663	14,618
JG Wentworth XXIII, LLC	2011-1 A	10/15/2056	132,542	142,439	4.89%	147,447	157,209
JG Wentworth XXIII, LLC	2011-1 B	10/15/2058	16,662	20,164	7.68%	18,536	22,063
JGWPT XXIV, LLC	2011-2 A	1/15/2063	118,314	128,821	5.13%	128,231	137,433
JGWPT XXIV, LLC	2011-2 B	1/15/2065	13,437	17,286	8.54%	14,564	18,327
JGWPT XXV, LLC	2012-1 A	2/16/2065	143,311	148,990	4.21%	155,623	159,282
JGWPT XXV, LLC	2012-1 B	2/15/2067	17,921	21,559	7.14%	19,460	22,890
JGWPT XXVI, LLC	2012-2 A	10/15/2059	101,448	102,601	3.84%	108,942	107,986
JGWPT XXVI, LLC	2012-2 B	10/17/2061	12,605	14,882	6.77%	13,537	15,328
JGWPT XXVII, LLC	2012-3 A	9/15/2065	128,462	125,365	3.22%	138,206	132,530
JGWPT XXVII, LLC	2012-3 B	9/15/2067	15,868	18,048	6.17%	17,071	18,210
JGWPT XXVIII, LLC	2013-1 A	4/15/2067	142,052	138,028	3.22%	153,545	146,476
JGWPT XXVIII, LLC	2013-1 B	4/15/2069	17,526	18,535	4.94%	18,589	18,273
JGWPT XXIX, LLC	2013-2 A	3/15/2062	121,960	126,354	4.21%	131,085	132,864
JGWPT XXIX, LLC	2013-2 B	3/17/2064	14,565	15,888	5.68%	14,985	15,298
JGWPT XXX, LLC	2013-3 A	1/17/2073	148,457	152,601	4.08%	160,527	161,722
JGWPT XXX, LLC	2013-3 B	1/15/2075	18,018	18,726	5.54%	18,248	18,462
JGWPT XXXI, LLC	2014-1 A	3/15/2063	166,591	169,999	3.96%	180,486	180,784

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

JGWPT XXXI, LLC	2014-1 B	3/15/2065	21,776	21,778	4.94%	21,776	21,097
JGWPT XXXII, LLC	2014-2 A	1/17/2073	166,529	165,011	3.61%	180,127	174,022
JGWPT XXXII, LLC	2014-2 B	1/15/2075	25,284	24,191	4.48%	25,284	23,260
Securitization VIE Issuer	Note(s)	Maturity Date	Outstanding Principal as of December 31, 2017	Fair Value as of December 31, 2017	Stated Rate	Outstanding Principal as of December 31, 2016	Fair Value as of December 31, 2016
			(In thousands)			(In thousands)
J.G. Wentworth XXXIII, LLC	2014-3 A	6/15/2077	155,393	152,534	3.50%	167,353	159,993
J.G. Wentworth XXXIII, LLC	2014-3 B	6/15/2079	21,408	20,254	4.40%	21,408	19,396
J.G. Wentworth XXXIV, LLC	2015-1 A	9/15/2072	164,602	158,861	3.26%	177,632	167,124
J.G. Wentworth XXXIV, LLC	2015-1 B	9/17/2074	20,957	19,574	4.25%	20,957	18,730
J.G. Wentworth XXXV, LLC	2015-2 A	3/15/2058	134,479	135,298	3.87%	139,521	136,423
J.G. Wentworth XXXV, LLC	2015-2 B	3/15/2060	16,350	15,820	4.83%	16,350	15,110
J.G. Wentworth XXXVI, LLC	2015-3 A	3/17/2070	82,822	84,351	4.08%	89,315	88,382
J.G. Wentworth XXXVI, LLC	2015-3 B	3/15/2072	10,383	10,556	5.68%	10,383	9,978
J.G. Wentworth XXXVII, LLC	2016-1 A	6/15/2067	101,412	99,519	3.41%	104,293	101,414
J.G. Wentworth XXXVII, LLC	2016-1 B	6/17/2069	13,000	12,988	5.19%	13,000	12,640
J.G. Wentworth XXXVIII, LLC	2017-1 A	8/16/2060	115,432	116,962	3.99%	—	—
J.G. Wentworth XXXVIII, LLC	2017-1 B	8/15/2062	13,377	13,386	5.43%	—	—
J.G. Wentworth XXXIX, LLC	2017-2 A	9/15/2072	125,774	122,216	3.53%	—	—
J.G. Wentworth XXXIX, LLC	2017-2 B	9/17/2074	15,398	14,840	5.09%	—	—
J.G. Wentworth XL, LLC	2017-3 A	2/15/2067	51,876	51,625	3.80%	—	—
J.G. Wentworth XL, LLC	2017-3 B	2/15/2069	5,968	5,899	5.43%	—	—
Structured Receivables Finance #2, LLC	2005-A A	5/15/2025	1,239	1,244	5.05%	5,013	5,138
Structured Receivables Finance #2, LLC	2005-A B	5/15/2025	7,047	7,440	6.95%	7,713	8,565
Peachtree Finance Company #2, LLC	2005-B A	4/15/2048	149	149	4.71%	5,154	5,245
Peachtree Finance Company #2, LLC	2005-B B	4/15/2048	4,376	4,468	6.21%	4,782	5,104
Structured Receivables Finance #3, LLC	2006-A A	1/15/2030	13,928	14,624	5.55%	19,194	20,726
Structured Receivables Finance #3, LLC	2006-A B	1/15/2030	6,873	7,747	6.82%	7,643	8,847
Structured Receivables Finance 2006-B, LLC	2006-B A	3/15/2038	27,100	29,215	5.19%	31,779	34,927
Structured Receivables Finance 2006-B, LLC	2006-B B	3/15/2038	6,271	7,204	6.30%	6,791	7,761
Structured Receivables Finance 2010-A, LLC	2010-A A	1/16/2046	41,540	44,700	5.22%	49,032	53,905
Structured Receivables Finance 2010-A, LLC	2010-A B	1/16/2046	9,322	11,511	7.61%	10,016	12,391
Structured Receivables Finance 2010-B, LLC	2010-B A	8/15/2036	33,386	34,332	3.73%	38,637	40,295
Structured Receivables Finance 2010-B, LLC	2010-B B	8/15/2036	11,456	14,529	7.97%	12,167	15,417
Total			$3,492,790	$3,618,251		$3,460,820	$3,550,503
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
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Permanent financing facilities
The following table summarizes notes issued by permanent financing facilities as of December 31, 2017 and 2016, respectively, for which the Company has elected the fair value option and are recorded as VIE long-term debt issued by securitization and permanent financing trusts, at fair value, on the Company's consolidated balance sheets:

Securitization VIE Issuer	Maturity Date	Note(s)	Outstanding Principal as of December 31, 2017	Stated Rate	Fair Value as of December 31, 2017
			(In thousands)		(In thousands)
JGW-S LC II	8/15/2040	2011-A	$91,768	12.35%	$91,769
PSS	7/14/2033	—	120,317	Libor + 1%	117,610
Crescit	6/15/2039	—	22,608	8.10%	28,523
JGW Residual I, LLC	3/22/2077	—	189,847	N/A	246,138
JGW Residual II, LLC	6/15/2067	—	2,046	N/A	2,487
Total			$426,586		$486,527

Securitization VIE Issuer	Maturity Date	Note(s)	Outstanding Principal as of December 31, 2016	Stated Rate	Fair Value as of December 31, 2016
			(In thousands)		(In thousands)
JGW-S LC II	8/15/2040	2011-A	$82,997	12.48%	$82,997
PSS	7/14/2033	—	134,742	Libor + 1%	128,897
Crescit	6/15/2039	—	24,512	8.10%	30,991
JGW Residual I, LLC	3/22/2077	—	203,088	N/A	221,062
Total			$445,339		$463,947

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
In March 2017, the Company issued $2.3 million in notes collateralized by the residual asset cash flows and reserve cash associated with one of the Company's securitizations with an outstanding principal balance. The Company incurred $0.2 million of debt issuance costs, which were included in debt issuance expense in the Company's consolidated statements of operations. Principal and interest are paid monthly from the cash flows from the collateralized residual interests.
Future repayment of VIE long-term debt issued by securitization trusts and permanent financing facilities is dependent on the receipt of cash flows from the corresponding encumbered VIE finance receivables. As of December 31, 2017, estimated maturities for VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, for the next five years and thereafter are as follows:

Year Ending December 31,	Estimated Maturities
(In thousands)
2018	$323,094
2019	325,067
2020	309,798
2021	293,981
2022	280,023
Thereafter	2,387,413
Total	$3,919,376

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Interest expense for the years ended December 31, 2017, 2016 and 2015 related to VIE long-term debt issued by securitization trusts and permanent financing facilities, at fair value, was $169.4 million, $152.1 million and $140.9 million, respectively.
18. Derivative Financial Instruments
Interest Rate Swaps
The Company utilizes interest rate swaps to manage its exposure to changes in interest rates related to borrowings on its revolving credit facilities and other similar borrowings. Hedge accounting has not been applied to any of the Company's interest rate swaps.
As of December 31, 2017 and 2016, the Company did not have any outstanding interest rate swaps related to its borrowings on revolving credit facilities. During the years ended December 31, 2017, 2016 and 2015 and in connection with its securitizations, the Company terminated interest rate swaps with notional values of $21.8 million, $75.2 million, and $61.1 million, respectively. The total gain (loss) on the termination of these interest rate swaps for the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $(1.5) million, and $(0.2) million, respectively. These gains (losses) were recorded in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations. There were no unrealized gain for these swaps for all three of the years ended December 31, 2017, 2016 and 2015.
The Company also has interest rate swaps to manage its exposure to changes in interest rates related to its VIE long-term debt issued by securitization and permanent financing trusts. As of December 31, 2017, the Company had eight outstanding swaps for VIE long-term debt with a total notional amount of $124.9 million. The Company pays fixed rates ranging from 4.50% to 5.77% and receives floating rates equal to one-month LIBOR plus an applicable margin. As of December 31, 2016, the Company had eight outstanding swaps with total notional amounts of $156.6 million. The Company paid fixed rates ranging from 4.50% to 5.77% and received floating rates equal to 1-month LIBOR rate plus an applicable margin.
These interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. As of December 31, 2017 and 2016, the terms of these interest rate swaps range from approximately 4.5 years to approximately 18.1 years and approximately 5.5 to approximately 19.1 years, respectively. For the years ended December 31, 2017, 2016 and 2015, the amount of unrealized gain recognized was $5.8 million, $7.0 million and $5.6 million, respectively. These gains were recorded in realized and unrealized gains on VIE and other finance receivables, long-term debt and derivatives in the Company's consolidated statements of operations.
Additionally, the Company has interest-rate swaps to manage its exposure to changes in interest rates related to its borrowings under Peachtree Structured Settlements, LLC ("PSS"), a permanent financing VIE, and PLMT. As of December 31, 2017, the Company had 133 outstanding swaps for PSS and PLMT with a total notional amount of $165.4 million. The Company pays fixed rates ranging from 4.90% to 8.70% and receives floating rates equal to one-month LIBOR plus an applicable margin. As of December 31, 2016, the Company had 137 outstanding swaps with total notional amount of $181.2 million. The Company paid fixed rates ranging from 4.90% to 8.70% and received floating rates equal to 1-month LIBOR rate plus an applicable margin.
The PSS and PLMT interest rate swaps were designed to closely match the borrowings under the respective floating rate asset backed loans in amortization. During the year ended December 31, 2016, the Company terminated an interest rate swap for PSS with a notional value of $13.8 million and recorded a loss on the termination of $3.1 million. This was the only interest rate swap termination related to PSS and PLMT in the periods presented on the Company's consolidated statement of operations. As of December 31, 2017 and 2016, the terms of the interest rate swaps for PSS and PLMT range from approximately 1 month to approximately 16.6 years and approximately 5 months to approximately 17.6 years, respectively. For the years ended December 31, 2017, 2016 and 2015 the amount of unrealized gain recognized was $6.3 million, $9.3 million and $3.8 million, respectively. These gains were recorded in realized and unrealized gains on VIE and other finance receivables, long term debt and derivatives in the Company's consolidated statements of operations.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The notional amounts and fair values of interest rate swaps are as follows as of:

		December 31, 2017		December 31, 2016
Entity	Securitization	Notional Amount	Fair Value	Notional Amount	Fair Value
		(In thousands)
321 Henderson I, LLC	2004-A A-1	$14,604	$(973)	$20,265	$(1,610)
321 Henderson I, LLC	2005-1 A-1	30,865	(3,064)	39,548	(4,495)
321 Henderson II, LLC	2006-1 A-1	6,059	(417)	7,969	(714)
321 Henderson II, LLC	2006-2 A-1	9,833	(1,163)	12,011	(1,654)
321 Henderson II, LLC	2006-3 A-1	8,310	(972)	11,832	(1,394)
321 Henderson II, LLC	2006-4 A-1	8,752	(526)	12,378	(965)
321 Henderson II, LLC	2007-1 A-2	20,434	(3,131)	22,942	(3,965)
321 Henderson II, LLC	2007-2 A-3	26,040	(5,471)	29,606	(6,664)
PSS	—	126,017	(17,865)	137,361	(22,190)
PLMT	—	39,397	(4,878)	43,792	(6,781)
Total		$290,311	$(38,460)	$337,704	$(50,432)

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
The notional amounts and fair values associated with IRLCs and forward sale commitments were as follows as of:

	December 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Derivative Assets:
Interest rate lock commitments	$574,198	$16,134	$355,870	$6,072
Forward sale commitments	—	—	406,000	659
Total	$574,198	$16,134	$761,870	$6,731

Derivative Liabilities:
Forward sale commitments	$513,000	$623	$—	$—
Total	$513,000	$623	$—	$—
The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties in derivative financial instruments that the Company uses in its interest rate risk management activities. The Company manages this

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

credit risk by selecting only counterparties that the Company believes to be financially strong, by spreading the risk among multiple counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with counterparties, as appropriate.
19. Income Taxes
On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) (previously known as “The Tax Cuts and Jobs Act”). As a result, we are required to re-measure our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The effect of this re-measurement is recorded to income tax expense in the year the tax law is enacted. For the year ended December 31, 2017, the re-measurement of our net deferred tax asset resulted in additional income tax benefit of $0.1 million. Concurrent with the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to recognize the cumulative impact of the income tax effects triggered by the enactment of the Act over a period of up to twelve months in the reporting period in which the adjustment is identified. We applied SAB 118 effective December 22, 2017, and will continue to refine the measurement of the net deferred tax balance during the preparation of our 2017 tax return as additional guidance and information becomes available.
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The Company's (benefit) provision for income taxes for the years ended December 31, 2017, 2016 and 2015, respectively, consists of the following:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$81	$183	$(234)
State	20	42	(71)
	101	225	(305)

Deferred:
Federal	353	(12,910)	(15,062)
State	9,191	(2,655)	(2,849)
	9,544	(15,565)	(17,911)
Income tax (benefit) provision	$9,645	$(15,340)	$(18,216)
The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

	For the Year Ended December 31,
	2017	2016	2015
Federal	35.0%	35.0%	35.0%
Income passed through to non-corporate members	(2.9)	(15.6)	(15.9)
Permanent items	(0.5)	(2.1)	(11.1)
State income tax	6.1	3.0	1.4
Deferred rate change	(13.8)	—	—
Valuation allowance	(29.5)	(10.5)	(1.9)
Other	0.8	3.7	1.0
Effective tax rate	(4.8)%	13.5%	8.5%

The change in the Company's effective tax rate for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily the result of: (i) the differences in the projected book and taxable income for the respective years as of the balance sheet dates; (ii) the impact of permanent differences between book and taxable income; (iii) a greater share of the Company's pre-tax book income (loss) being attributable to entities that are taxed as corporations, of which most record a full valuation allowance; (iv) the recording of additional valuation allowance as a result of legislative changes during the fourth quarter in Pennsylvania that caused more of our deferred tax assets to not be more likely than not to be realized; and (v) the increase in state income tax liabilities for the additional states relating to the mortgage company activity that does not have historical NOLs to offset future taxable income. The difference in effective tax rates between the two legal entities arises because JGW LLC is treated as a "flow-through" entity for income tax purposes and therefore is not subject to corporate-level income taxes.
It should be noted, the reconciliation above includes an item for deferred rate change associated with the 2017 Tax Act. This deferred rate change is offset with the related change to valuation allowance. The rate change has minimal impact on tax expense.
The change in the Company's effective tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily the result of: (i) the differences in the projected book and taxable income for the respective years as of the balance sheet dates; (ii) the impact of permanent differences between book and taxable income; (iii) a greater share of the Company's pre-tax book income (loss) being attributable to separate subsidiary entities that are taxed as corporations, of which most record a full valuation allowance; (iv) the recording of the valuation allowance discussed above; and (v) the increase in state income tax liabilities for the additional states relating to the mortgage company activity that does not have historical NOLs to offset future taxable income. The difference in effective tax rates between the two legal entities

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

arises because JGW LLC is treated as a "flow-through" entity for income tax purposes and therefore is not subject to corporate-level income taxes.
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

	December 31, 2017	December 31, 2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$61,119	$63,127
Disallowed TRA obligations settlement accrual	46,789	—
Other deferred assets	1,001	—
Lottery winnings	574	880
Total deferred tax assets	109,483	64,007
Valuation allowance	(74,224)	(14,893)
Total deferred tax assets, net	35,259	49,114

Deferred tax liabilities:
Basis difference in partnership	45,210	48,101
Lottery winnings fair value adjustments	—	2,023
Other deferred liabilities	603	—
Total deferred tax liabilities	45,813	50,124
Deferred tax liabilities, net	$(10,554)	$(1,010)
As of December 31, 2017 and 2016, the Company had federal income tax net operating loss carry forwards of $210.8 million and $152.3 million, and state income tax net operating loss carry forwards of $222.8 million and $151.1 million, respectively, which will expire at various dates from 2033 through 2037.
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
Since its inception in 2013 and through December 31, 2017, the Company has been in a cumulative loss position from both a book and tax perspective. As such, the Company is not relying on future taxable income exclusive of reversing temporary differences or taxable income in carryback periods. Additionally, the Company has not identified any tax planning strategies it could implement to realize the gross deferred tax assets. As a result, the Company is relying exclusively on the future reversal of existing deferred tax liabilities to support the realization of the deferred tax assets. The deferred tax liability primarily relates to the difference in the accretion of the Company's assets for book and tax purposes. The Company scheduled out the reversal of the deferred tax liability and concluded the future taxable income from the existing deferred tax liabilities would be sufficient to realize the deferred tax assets for NOLs. As such, the company has established a valuation allowance for any deferred tax assets in excess of these reversing deferred tax liabilities. Further, as a result of certain restructuring activities and taxable income limitations associated with the utilization of existing deferred tax assets, the Company is recording deferred tax liabilities associated with certain state jurisdictions.
The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company's ability to utilize these carryforwards. Generally, under Section 382 of the Internal Revenue Code, a change in ownership of a company of greater than

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

50% within a three-year period results in an annual limitation on that company’s ability to utilize its carryforwards from the tax periods prior to the ownership change. The Company completed a Section 382 study and determined that no limitation has been applied to its NOLs as of December 31, 2017. The Company will continue to monitor any changes in its ownership.
As of December 31, 2017 and 2016, the Company recorded valuation allowances in the amount of $74.2 million and $14.9 million, respectively, against the portion of its federal and state deferred tax assets that it has determined are not more likely than not of being realized.
As of December 31, 2017 and 2016, the Company had no gross unrecognized tax benefits. The Company does not expect any material increase or decrease in its gross unrecognized tax benefits during the next twelve months. If and when the Company does record unrecognized tax benefits in the future, any interest and penalties related to these unrecognized tax benefits will be recorded in the income tax expense line in the applicable statements of operations.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2017, the Company and its subsidiaries' U.S. federal income tax returns for the years 2014 through 2017 are open under the normal three-year statute of limitations from when the returns were filed and therefore subject to examination. State and local tax returns are generally subject to audit from 2013 through 2017. Currently, no tax authorities are auditing the Company on any income tax matters.
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
The actual maturities of the obligations depend on, among other things, the obligees' designated payment schedules, the performance of the obligees' index choices and the extent to which the obligees have taken any unscheduled installment payments. As of December 31, 2017, estimated maturities for the next five years and thereafter are as follows:

Year Ended December 31,	Estimated Maturities
(In thousands)
2018	$13,486
2019	10,826
2020	8,834
2021	6,612
2022	6,137
Thereafter	39,649
Total	$85,544

21. Stockholders' (Deficit) Equity
The following reflects the stockholders' (deficit) equity prior to the effects of the Plan on January 25, 2018:
On November 14, 2013, the Corporation consummated an initial public offering ("IPO") and amended and restated its certificate of incorporation to provide for, among other things, the authorization of 500,000,000 shares of Class A common stock, (the "Class A common stock"), par value $0.00001 per share, 500,000,000 shares of Class B common stock, (the "Class B common stock"), par value $0.00001 per share, 500,000,000 shares of Class C "non-voting" common stock, par value $0.00001 per share (the "Class C common stock"), and 100,000,000 shares of blank check preferred stock. Also, concurrent with the consummation of the Corporation's IPO, JGW LLC merged with and into a newly formed subsidiary of the Corporation.
In November 2017, the Company filed post-effective amendments to its Registration Statements to remove from registration any shares that remain unsold at the termination of the offering covered by the Registration Statements.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

As of December 31, 2017, there were 16,352,775 shares of Class A common stock issued and 15,810,703 shares outstanding. Additionally, there were 8,629,738 shares of Class B common stock issued and outstanding as of December 31, 2017. There were no shares of Class C common stock issued or outstanding as of December 31, 2017.
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
Class B Common Stock
Shares of Class B common stock will only be issued in the future to the extent that additional common membership interests in JGW LLC (the "Common Interests," and the holders of such Common Interests, the "Common Interestholders") are issued by JGW LLC, in which case the Company would issue a corresponding number of shares of Class B common stock.
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

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Preferred Stock
The Company's certificate of incorporation provides that the Board of Directors has the authority, without action by the stockholders, to designate and issue up to 100,000,000 shares of preferred stock in one or more classes or series and to fix the powers, rights, preferences, and privileges of each class or series of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any class or series, which may be greater than the rights of the holders of the common stock. No preferred stock had been issued or was outstanding as of December 31, 2017 and 2016.
Warrants Issued to PGHI Corp.
In connection with the IPO and the related restructuring, the Class C Profits Interests of JGW LLC held by PGHI Corp. were canceled and holders received in exchange warrants to purchase shares of Class A common stock. The warrants issued in respect of the Tranche C-1 Profits Interests of JGW LLC entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $35.78 per share. The warrants issued in respect of the Tranche C-2 Profits Interests of JGW LLC also entitle the holders thereof to purchase up to 483,217 shares of Class A common stock and have an exercise price of $63.01 per share. All of the warrants issued are currently exercisable, terminate on January 8, 2022, and may not be transferred. No warrants were exercised during the years ended December 31, 2017 or 2016.
JGW LLC Operating Agreement
Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests (other than the Company) have the right, subject to terms of the operating agreement as described therein, to exchange their Common Interests and an equal number of shares of Class B common stock for an equivalent number of shares of Class A common stock, or in the case of PGHI Corp., an equivalent number of shares of Class C common stock. During the years ended December 31, 2017, 2016 and 2015, 70,549, 196,101 and 984,949 Common Interests in JGW LLC, in addition to an equal number of shares of Class B common stock, were exchanged for 70,549, 196,101 and 984,949 shares of the Class A common stock pursuant to the operating agreement, respectively.
22. Non-Controlling Interests
The Corporation consolidates the financial results of JGW LLC whereby it records a non-controlling interest for the economic interest in JGW LLC held by the Common Interestholders. Pursuant to an agreement between the Corporation and JGW LLC, any time the Corporation cancels, issues or repurchases shares of Class A common stock, JGW LLC cancels, issues or repurchases, as applicable, an equivalent number of Common Interests. In addition, any time Common Interestholders exchange their Common Interests for shares of Class A common stock, JGW LLC is required to transfer an equal number of Common Interests to the Corporation. Changes in the non-controlling and the Corporation's interest in JGW LLC for the year ending December 31, 2017 are presented in the following table:

	Total Common Interests Held By:
	The J.G. Wentworth Company	Non-controlling Interests	Total
Balance as of December 31, 2016	15,730,473	13,070,781	28,801,254
Common Interests acquired by The J.G. Wentworth Company as a result of the exchange of units for shares of Class A common stock	70,549	(70,549)	—
Issuance of Class A common stock for vested equity awards	9,681	—	9,681
Common Interests forfeited	—	(9,871)	(9,871)
Balance as of December 31, 2017	15,810,703	12,990,361	28,801,064
The non-controlling interests include the Common Interestholders who were issued shares of Class B common stock in connection with the IPO as well as other Common Interestholders who may convert their Common Interests into 4,360,623 shares of Class C common stock.
In accordance with the Plan, on the Effective Date, the non-controlling interests in the Company's consolidated statements of operations were canceled. Refer to Note 1 for additional information.

23. Risks and Uncertainties
The Company's finance receivables are primarily obligations of insurance companies. The exposure to credit risk with respect to these finance receivables is generally limited due to the large number of insurance companies of generally high credit quality comprising the receivable base, their dispersion across geographical areas, and possible availability of state insurance guarantee funds. As of December 31, 2017 and 2016, three insurance companies and related subsidiaries comprised approximately 35% and 33%, respectively, of the Company's gross finance receivables balance. The Company is also subject to numerous risks associated with structured settlements. These risks include, but are not limited to, restrictions on assignability of structured settlements, potential changes in the U.S. tax law related to taxation of structured settlements, diversion by a seller of scheduled payments to the Company, and other potential risks of regulation and/or legislation. A majority of states have regulated the business by passing statutes that govern the sale of structured settlement payments. Generally, the laws require a court approval to consummate a sale. The Company's earnings are dependent upon the fair value of the finance receivables it purchases relative to the value it can obtain by financing these assets in securitization or other transactions. Accordingly, earnings are subject to risks and uncertainties surrounding exposure to changes in the interest rate environment, competitive pressures affecting the ability to maintain sufficient effective purchase yields, and the ability to sell or securitize finance receivables at profitable levels in the future. For the years ended December 31, 2017, 2016 and 2015, the Company's structured settlement business accounted for 73%, 66% and 83% of total revenues, respectively.
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
The Company sells mortgage loans to investors without recourse. As such, the investors have assumed the risk of loss or default by the borrower. However, the Company is usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation and collateral. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the mortgage loans or indemnify these investors for any losses from borrower defaults. In addition, if mortgage loans pay-off within a specified time frame, the Company may be required to refund a portion of the sales proceeds to the investors. As of December 31, 2017, 17.8% and 22.8% of the mortgage loans the Company serviced as measured by unpaid principal balances were concentrated in Virginia and California, respectively. As of December 31, 2016, 21.1% and 21.0% of the mortgage loans the Company serviced as measured by unpaid principal balances were concentrated in Virginia and California, respectively.
24. Commitments and Contingencies
Arrangements
The Company had an arrangement (the "Arrangement") with a counterparty for the sale of LCSS assets that met certain eligibility criteria, which expired on June 30, 2012. Pursuant to the Arrangement, the Company also has a borrowing agreement (the "Borrowing Agreement") with the counterparty that gave the counterparty a borrowing base to draw on from the Company for the purchase of LCSS assets. As of December 31, 2017 and 2016, the amount owed from the counterparty pursuant to this Borrowing Agreement is $11.4 million and $10.8 million, respectively, is earning interest at an annual rate of 5.35% and is included in Other receivables, net of allowance for losses, on the Company's consolidated balance sheets.
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
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

to create incremental tax deductions (income) that would reduce (increase) the amount of income tax the Corporation would otherwise be required to pay in the future.
In connection with the IPO, the Corporation entered into the TRA with Common Interestholders who held in excess of approximately 1% of the Common Interests outstanding immediately prior to the IPO. The TRA requires the Company to pay those Common Interestholders 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in any tax year from increases in tax basis realized as a result of any future exchanges by Common Interestholders of their Common Interests for shares of Class A or Class C common stock (or cash). The cash savings in income tax paid to any such Common Interestholders will reduce the cash that may otherwise be available to the Corporation for operations and to make future distributions to holders of Class A common stock.
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
The exchange of Common Interests for shares of Class A common stock in 2015 and 2014 resulted in a $53.3 million and $207.0 million increase, respectively, in the Corporation's share of the tax basis of JGW LLC's assets, which created current and future income tax deductions for the Corporation. The increase in tax basis, however, did not result in an income tax cash savings for the years ended December 31, 2015 and 2014, because the Corporation would not have been a tax payer in the absence of such tax basis increase. Consequently, there is no liability associated with the 2015 or 2014 exchanges pursuant to the TRA. The Corporation will compute any tax liability for similar exchanges in 2017 in conjunction with the preparation of its 2017 Federal tax returns. The Corporation, however, does not expect to have any tax liability associated with the 2017 tax year and does not expect to benefit from income tax cash savings related to basis adjustments associated with the 2017 exchanges pursuant to the TRA, or have any liability in connection with exchanges pursuant to the TRA made in 2017.
The filing by the Company of Chapter 11 Cases qualified as a Material Breach under the foregoing agreement. Upon the triggering of a Material Breach following such filing, all obligations under the TRA were accelerated and the claimants were owed the present value of all future tax attributes to be distributed to such claimants, subject to certain discounting and based on assumptions regarding the remaining payments expected to be made under the TRA. It is estimated that, the occurrence of a Material Breach in December 2017 resulted in claims against the Company held by the TRA's claimants in the aggregate amount of $160.1 million, which were included within reorganization items, net in the Company's consolidated statements of operations and within LSTC on the Company's consolidated balance sheet.
As part of the Chapter 11 Cases and in accordance with the previously announced Plan, which became effective on January 25, 2018, the claims under the TRA were discharged and, in consideration, each TRA claimant received its pro rata share of the New Class A common stock and the New Class B common stock of the Company or cash consideration, at the sole election of each holder of a TRA claim. Consequently, as of January 25, 2018, the TRA claimants now hold, in the aggregate, 161,961 shares of New Class A common stock and 141,384 shares of New Class B common stock and received $4.8 million of cash consideration. The aggregate fair value of the total settlement was $6.6 million.
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
Commitments to Extend Credit
The Company enters into IRLCs with customers who have applied for residential mortgage loans and meet certain credit and underwriting criteria. These commitments expose the Company to market risk if interest rates change and the loan is not economically hedged or committed to an investor. The Company is also exposed to credit loss if the loan is originated and not sold to an investor and the mortgagor does not perform. The collateral upon extension of credit typically consists of a first deed of trust in the mortgagor's residential property. Commitments to originate loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon. Total commitments to originate loans as of December 31, 2017 and 2016 approximated $574.2 million and $355.9 million, respectively.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

25. Share-based Compensation
 Under the Company's 2013 Omnibus Incentive Plan (the "2013 Plan"), stock options, restricted stock, restricted stock units and stock appreciation rights units may be granted to officers, employees, non-employee directors and consultants of the Company. As of December 31, 2017 and 2016, 1.1 million shares and 1.2 million shares of unissued Class A common stock were available to grant under the 2013 Plan.
As of December 31, 2017, the Company had granted non-qualified stock options and performance-based restricted stock units to its employees under the 2013 Plan. The Company recognizes compensation cost, net of a forfeiture rate, in compensation and benefits expense in the Company's consolidated statements of operations only for those awards that are expected to vest. The forfeiture rate is estimated based on historical experience taking into account the Company's expectations about future forfeitures.
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
The fair value of stock option awards granted during the years ended December 31, 2017 and 2016 was estimated using the Black-Scholes valuation model and included the following assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Fair value	$0.19	$0.17 - $0.62
Risk-free interest rate	2.07%	1.35% - 1.86%
Expected volatility	43.58%	40.84% - 44.50%
Expected life of options in years	6.5	6.5
Expected dividend yield	—	—
The Company recognizes compensation expense for the fair value of the stock options on a straight-line basis over the requisite service period of the awards. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $1.2 million, $1.1 million and $1.2 million of share-based compensation expense, respectively, in connection with the stock options issued under the 2013 Plan.
A summary of stock option activity for the year ended December 31, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding as of December 31, 2016	1,376,549	$5.77	7.73	$—
Granted	206,500	0.41
Exercised	—	—
Canceled	—	—
Forfeited	(81,261)	1.05
Expired	(9,058)	9.23
Outstanding as of December 31, 2017	1,492,730	$1.69	6.98	$—
Expected to vest as of December 31, 2017	1,447,343	1.72	6.97	—
Vested as of December 31, 2017	142,586	8.72	6.98	—
During the years ended December 31, 2017, 2016 and 2015, stock options representing the right to acquire 73,497, 141,540 and 233,713 shares vested with an aggregate grant date fair value of $0.2 million, $0.7 million and $1.2 million, respectively.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The aggregate intrinsic value represents the total pre-tax value of the difference between the closing price of Class A common stock on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all the option holders exercised their options on December 31, 2017. The intrinsic value of the Company's stock options changes based on the closing price of the Company's stock. As of December 31, 2017, $2.0 million of total unrecognized compensation expense related to the outstanding stock options is expected to be recognized over a weighted average period of 1.7 years.
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
Also on August 29, 2016, options to purchase 180,000 shares of Class A common stock held by the key executive officer were canceled and the Company simultaneously granted new stock options to purchase 180,000 shares of Class A common stock to the key executive officer, at an exercise price equal to $0.32 per share, with an expiration date of August 29, 2029. On the same date, the exercise price of outstanding options held by the key executive officer to purchase an aggregate of 180,000 shares of Class A common stock was modified to $0.32 per share, and the vesting date was changed to August 29, 2019.
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
The valuation of the options that were modified on August 29, 2017 and 2016 is based on the following terms:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Fair value	$0.06 - $0.07	$0.13 - $0.15
Risk-free interest rate	1.58% - 1.67%	1.19% - 1.37%
Expected volatility	43.31% - 44.73%	43.81% - 44.52%
Expected life of options in years	4.1 - 6.5	5.1 - 6.5
Expected dividend yield	—	—
For the year ended December 31, 2017, the stock option modification resulted in an incremental compensation cost of less than $0.1 million which will be recognized over the two-year vesting period. For the year ended December 31, 2016, the stock option modification resulted in an incremental compensation cost of less than $0.1 million which will be recognized over the three-year vesting period. There was no stock option modification for the year ended December 31, 2015.
Performance-Based Restricted Stock Units
A summary of performance-based restricted stock units for the year ended December 31, 2017 is as follows:

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

	Performance-Based Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2016	207,500	$1.18
Granted	103,250	0.41
Vested	(9,681)	1.23
Forfeited	(72,819)	6.51
Outstanding as of December 31, 2017	228,250	$0.97
Expected to vest as of December 31, 2017	87,000	0.41
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
In February 2017, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2015 and 2016. As of December 31, 2017, management concluded that it was (i) improbable that the modified performance goals associated with the performance-based restricted stock units granted in 2015 and 2016 would vest and (ii) probable that the performance goals associated with the performance-based restricted stock units granted in 2017 would be met and the corresponding performance-based restricted stock units would vest.
In April 2016, the Company modified the performance goals associated with the performance-based restricted stock units granted in 2014 and 2015. As of December 31, 2017, management concluded that it was probable that the modified performance goals associated with the performance-based restricted stock units granted in 2014 would be met and the corresponding performance-based restricted stock units would vest. As of December 31, 2017, management concluded that (i) it was improbable that the modified performance goals associated with the performance-based restricted stock units granted in 2015 would be met and (ii) it was improbable that the performance goals associated with the performance-based restricted stock units granted in 2016 would be met.
During the years ended December 31, 2017, 2016 and 2015, the Company recognized share-based compensation expense (income) of less than $0.1 million, less than $0.1 million and $(0.3) million, respectively, in connection with the performance-based restricted stock units.
The aggregate grant-date fair value of the performance-based restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was less than $0.1 million, less than $0.1 million and $1.5 million, respectively.
As of December 31, 2017, there was less than $0.1 million of total unrecognized compensation cost relating to outstanding performance-based restricted stock units that is not expected to be recognized. As of December 31, 2017, 9,681 of the performance-based restricted stock units had vested.
Restricted Stock
Restricted stock granted to independent directors under the 2013 Plan cliff vest on the first anniversary after the grant date. The fair value of restricted stock is determined based on the trading price of the Class A common stock on the date of grant. There was no restricted stock granted during the year ended December 31, 2017. The aggregate grant date fair value of the restricted stock granted was $0.1 million for each of the years ended December 31, 2016 and 2015. As of December 31, 2017, there was no unrecognized compensation cost relating to restricted stock.
The Company recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the one-year cliff vesting period. During each of the years ended December 31, 2016 and 2015, the Company recognized $0.1 million of share-based compensation expense in connection with the restricted stock. As of December 31, 2017, there was no recognized compensation cost relating to restricted stock.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Unvested Restricted Common Interests in JGW LLC
The following table summarizes the activities of unvested Restricted Common Interests in JGW LLC for the year ended December 31, 2017:

	Unvested Restricted Common Interests	Weighted - Average Grant - Date Fair Value
Outstanding as of December 31, 2016	9,871	$9.06
Vested in period	—	—
Forfeited	(9,871)	9.06
Outstanding as of December 31, 2017	—	$—
Expected to vest as of December 31, 2017	—	—
There were no Restricted Common Interests in JGW LLC granted during the years ended December 31, 2017, 2016 or 2015. The aggregate grant-date fair value of the Restricted Common Interests in JGW LLC that vested during the years ended December 31, 2017, 2016 and 2015 was less than $0.1 million, $0.1 million and $0.5 million, respectively.
As of December 31, 2017, there was no unrecognized compensation cost related to outstanding unvested Restricted Common Interests in JGW LLC. Total share-based compensation expense recognized for the years ended December 31, 2016 and 2015 related to the Restricted Common Interests JGW LLC was less than $0.1 million and $0.3 million, respectively. There was no share-based compensation expense recognized for the year ended December 31, 2017 related to the Restricted Common Interests JGW LLC.
Effects of Chapter 11 Cases on share-based compensation
During the bankruptcy period, the accounting for share-based payments, including modifications or extinguishments, continued in accordance with ASC 718 and ASC 505-50, and consequently the Company continued to recognize compensation cost during the requisite service period.
As part of the Chapter 11 Cases and in accordance with the previously announced Plan, which became effective on January 25, 2018, a new Management Incentive Plan was adopted, the terms of which were set forth in the Plan and are further described in Note 31. All prior share-base compensation under the 2013 Plan was canceled on the Effective Date. Refer to Note 1 for additional information.
26. Employee Benefit Plan
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
Employee benefit plan expense was included in compensation and benefits expense in the Company's consolidated statements of operations and was as follows for the years ended December 31:

	2017	2016	2015
		(In thousands)
Employee benefit plan expense	$920	$862	$668
27. Cost Savings Activities
In late 2015, the Company initiated a cost reduction plan to reduce excess capacity and improve efficiency within the business units. The associated workforce reductions in connection with the Company's cost savings activities were substantially complete as of June 30, 2016. The Company recorded severance charges of less than $0.1 million and $2.9 million for the years ended December 31, 2017, and 2016, respectively, which were included within compensation and benefits in the Company's consolidated statements of operations.

In addition, the Company recorded lease termination charges of $2.0 million and $0.8 million for the years ended December 31, 2017 and 2016, which were included within general and administrative in the Company's consolidated statements of operations. The lease termination charges represent the fair value of the liability at the cease use date and were determined based on the remaining lease rental payments obligation reduced by estimated and actual sublease income for the property. The Company did not record severance or lease termination charges for the year ended December 31, 2015.
Both the severance liability and the lease termination costs are included in accrued expenses and accounts payable on the Company's consolidated balance sheets. A reconciliation of the liabilities associated with the cost reduction plan by reportable segment is as follows:

	Structured Settlements	Home Lending	Consolidated
	(In thousands)
Balance at December 31, 2016	$1,201	$90	$1,291
Payments	(1,460)	(149)	(1,609)
Adjustments	1,944	71	2,015
Balance at December 31, 2017	$1,685	$12	$1,697
28. Earnings per share
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
In connection with the IPO, Class C Profits Interests of JGW LLC held by PGHI Corp. were exchanged for a total of 966,434 warrants to purchase shares of Class A common stock. For the years ended December 31, 2017, 2016 and 2015, these warrants were not included in the computation of diluted loss per common share because they were antidilutive under the treasury stock method.
During the years ended December 31, 2017, 2016 and 2015, 1,506,729, 1,399,304 and 1,455,645 of weighted average stock options outstanding, respectively, were not included in the computation of diluted earnings (loss) per common share because they were antidilutive under the treasury stock method. During the years ended December 31, 2017, 2016 and 2015, 241,888, 225,822 and 188,218 of weighted-average performance-based restricted stock units, respectively, were antidilutive and, therefore, excluded, from the computation of diluted loss per common share.
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
In computing the dilutive effect that the exchange of Common Interests and Restricted Common Interests would have on EPS, the Company considered that net loss attributable to holders of Class A common stock would decrease due to the elimination of non-controlling interests (including any tax impact). Based on these calculations, the 13,016,480, 13,075,774 and 13,623,240 weighted average Common Interests and vested Restricted Common Interests outstanding, respectively, and the 3,673, 19,306 and 102,562 weighted average unvested Restricted Common Interests outstanding, respectively, for the years ended December 31, 2017, 2016 and 2015, respectively, were antidilutive and excluded from the computation of diluted loss per common share.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The following table is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net (loss) income attributable to holders of The J.G. Wentworth Company Class A common stock	$(191,333)	$(46,857)	$(95,312)
Effect of dilutive securities:
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—
Numerator for diluted EPS - Net (loss) income attributable to holders of The J.G. Wentworth Company Class A common stock	$(191,333)	$(46,857)	$(95,312)
Denominator:
Denominator for basic EPS -Weighted average shares of Class A common stock	15,782,303	15,649,474	14,690,746
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—
Restricted common stock and performance-based restricted stock units	—	—	—
JGW LLC Common Interests and vested Restricted Common Interests	—	—	—
JGW LLC unvested Restricted Common Interests	—	—	—
Dilutive potential common shares	—	—	—
Denominator for diluted EPS - Adjusted weighted average shares of Class A common stock	15,782,303	15,649,474	14,690,746

Basic loss per share of Class A common stock	$(12.12)	$(2.99)	$(6.49)
Diluted loss per share of Class A common stock	$(12.12)	$(2.99)	$(6.49)
29. Business Segments
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
(Debtor-in-Possession)
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
Below is a summary of Segment Adjusted EBITDA, a measure of the Company's segments' profitability.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Subtotal Reportable Segments
	(In thousands)
Year Ended December 31, 2017
Segment Adjusted EBITDA	$16,834	$14,139	$—	$30,973

Year Ended December 31, 2016
Segment Adjusted EBITDA	$16,165	$31,189	$—	$47,354

Year Ended December 31, 2015 (1)
Segment Adjusted EBITDA	$49,619	$2,727	$—	$52,346
(1) Home Lending was acquired on July 31, 2015, and, therefore, the results include only five months of Home Lending's operations.
The following table presents certain information regarding the Company's business segments.

	Structured Settlements	Home Lending	Other Adjustments/Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2017
Total revenues	$313,935	$114,777	$—	$428,712
Total assets	4,633,094	418,371	—	5,051,465

Year Ended December 31, 2016
Total revenues	$215,399	$109,273	$—	$324,672
Total assets	4,611,705	381,202	—	4,992,907

Year Ended December 31, 2015 (1)
Total revenues	$269,635	$26,732	$—	$296,367
Total assets	4,801,965	249,133	—	5,051,098
(1) Home Lending was acquired on July 31, 2015, and, therefore, the results include only five months of Home Lending's operations.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Below is a reconciliation of Segments' Adjusted EBITDA, a measure of the Company's segments' profitability, for the Company's two reportable segments to loss before income taxes for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015 (1)
	(In thousands)
Structured Settlements Segment Adjusted EBITDA	$16,834	$16,165	$49,619
Home Lending Segment Adjusted EBITDA	14,139	31,189	2,727
Subtotal Segment Adjusted EBITDA for Reportable Segments	$30,973	$47,354	$52,346

Securitization-related adjustments:
Unrealized gain (loss) on finance receivables, long-term debt and derivatives post securitization due to changes in interest rates	10,859	(77,652)	(75,802)
Interest income from securitized finance receivables	176,754	177,781	171,773
Interest income on retained interests in finance receivables	(1,955)	(16,149)	(21,652)
Servicing income on securitized finance receivables	(5,117)	(5,181)	(5,284)
Interest expense on long-term debt related to securitization and permanent financing trusts	(175,565)	(162,442)	(147,723)
Swap termination expense related to securitization entities	—	(3,053)	—
Professional fees relating to securitizations	(5,314)	(5,605)	(5,913)
(Provision) credit for losses associated with permanently financed VIEs	(113)	60	(25)
Subtotal of securitization-related adjustments	$(451)	$(92,241)	$(84,626)
Other adjustments:
Share-based compensation	(1,038)	(1,448)	(1,291)
Impact of pre-funding on unsecuritized finance receivables	3,199	(3,199)	(1,618)
Lease termination, severance and other restructuring related expenses	(15,544)	(3,602)	(3,095)
Merger and acquisition related expense	—	(550)	(2,946)
Debt modification expense	(223)	(2,399)	(792)
Impairment charges and loss on disposal of assets	(8,369)	(5,483)	(121,594)
Term loan interest expense	(39,469)	(40,559)	(40,386)
TRA obligations	(160,113)	—	—
Debt issuance	(5,881)	(4,455)	(6,741)
Broker and legal fees incurred in connection with sale of finance receivables	—	(1,959)	—
Depreciation and amortization	(4,147)	(4,814)	(4,613)
Loss before income taxes	$(201,063)	$(113,355)	$(215,356)
(1) Home Lending was acquired on July 31, 2015, and, therefore, the results include only five months of Home Lending's operations.
30. Condensed Combined Debtor-in-Possession Financial Information
In accordance with ASC 852, aggregate financial information of the Debtors is presented below as of December 31, 2017 for the condensed combined balance sheet and for the year ended December 31, 2017 for the condensed combined statement of operations, condensed combined statement of other comprehensive loss, condensed combined statement of changes in stockholders' deficit and condensed combined statement of cash flows.
All of the operations of the Company are conducted by affiliates of the Company who are not Debtors (the "Non-Debtor Affiliates"). The Non-Debtor Affiliates did not file for bankruptcy. The principal operating Non-Debtor Affiliates are: Green Apple Management Company, LLC ("Green Apple"), J.G. Wentworth Management Company, LLC ("JGM"), Settlement Funding Management Company, LLC ("SFM"), J.G. Wentworth Originations LLC ("Originations"), Peachtree Originations LLC

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

("Peachtree," and collectively with Green Apple, JGM, SFM and Originations, the "Structured Settlements Operating Affiliates") and J.G. Wentworth Home Lending, LLC ("JGHL").
Most of the Debtors’ obligations are paid by the Structured Settlements Operating Affiliates, with certain obligations paid by other Non-Debtor Affiliates. Since the Debtors do not independently generate revenue, the Non-Debtor Affiliates collect and move funds through the accounts of the Structured Settlements Operating Affiliates and other Non-Debtor Affiliates to ensure the continued operation of the Company’s businesses. Consequently, most inter-company transactions occur among the Non-Debtor Affiliates, given the limited obligations of the Debtor entities. To the extent, however, certain liabilities are paid by Non-Debtor Affiliates on behalf of the Debtors, the Debtors incur inter-company liabilities (the Inter-company Liabilities) to Non-Debtor Affiliates that are reflected on the Company’s books and records. None of the Debtors provide services to, or satisfies liabilities on behalf of, any Non-Debtor Affiliates, and therefore no Inter-company Liabilities are owed and reflected by any of the Debtors from Non-Debtor Affiliates.
LSTC include the "Term Loan Claims" and "TRA obligations." Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the bankruptcy. The filing by the Company of Chapter 11 Cases qualified as a Material Breach under the TRA. Consequently, all obligations under the TRA were accelerated and the claimants were owed the present value of all future tax attributes, subject to certain discounting and based on assumptions regarding the remaining payments expected to be made under the TRA. The TRA obligations was estimated to be $160.1 million. In addition, Reorganization items, net, comprise of legal and professional fees in the amount of $1.3 million.
As a result of the foregoing, the Non-Debtor Affiliates are accounted for as non-consolidated subsidiaries in these financial statements. Inter-company transactions among the Debtors have been eliminated in the Debtors' financial information. Inter-company transactions amongst the Debtors and Non-Debtor Affiliates have not been eliminated in the Debtors’ financial information.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Debtors' Condensed Combined Balance Sheets

December 31, 2017
(Dollars in thousands)
ASSETS
Cash and cash equivalents	$—
Due from affiliates	209,580
Intangible assets, net of accumulated amortization	566
Investment in non-debtor subsidiaries	512,565
Other assets	1,380
Total Assets	$724,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses and accounts payable	$15
Deferred tax liabilities, net	9,362
Due to affiliates	357,698
Total liabilities not subject to compromise	$367,075
Liabilities subject to compromise (1)	607,109
Total Liabilities	$974,184

Class A common stock, par value $0.00001 per share; 500,000,000 shares authorized, 16,352,775 and 15,810,703 issued and outstanding, respectively as of December 31, 2017	$—
Class B common stock, par value $0.00001 per share; 500,000,000 shares authorized, 8,629,738 issued and outstanding as of December 31, 2017	—
Class C common stock, par value $0.00001 per share; 500,000,000 shares authorized, 0 issued and outstanding as of December 31, 2017	—
Additional paid-in-capital	106,217
Accumulated deficit	(308,955)
(202,738)
Less: treasury stock at cost, 542,072 shares as of December 31, 2017	(2,138)
Total stockholders' deficit, The J.G. Wentworth Company	(204,876)
Non-controlling interests	(45,217)
Total Stockholders' Deficit	$(250,093)
Total Liabilities and Stockholders’ Deficit	$724,091
(1) Liabilities subject to compromise as of December 31, 2017 are presented in accordance with ASC 852. These liabilities include the "Term Loan Claims" and the "TRA Claims" as defined in the Plan.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Debtors' Condensed Combined Statement of Operations

Year Ended December 31,
2017
(Dollars in thousands)
REVENUES
Income from investment in non-debtor subsidiaries	$18,764
Total revenues	$18,764

EXPENSES
Interest expense	$39,469
Compensation and benefits	1,038
General and administrative	1,775
Professional and consulting	15,789
Depreciation and amortization	487
Reorganization items, net (2)	161,370
Total expenses	$219,928
Loss before income taxes	(201,164)
Provision for income taxes	9,544
Net loss	$(210,708)
Less: net loss attributable to non-controlling interests	(19,375)
Net loss attributable to The J.G. Wentworth Company	$(191,333)
(2) Reorganization items, net for the year ended December 31, 2017 are presented in accordance with ASC 852 and include (i) $160.1 million of TRA obligations and, (ii) $1.3 million of professional and consulting fees incurred in connection with the Company's bankruptcy proceedings from the Petition Date through December 31, 2017.

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Debtors' Condensed Combined Statement of Other Comprehensive Loss

Year Ended December 31,
2017
(In thousands)
Net loss	$(210,708)
Other comprehensive loss:
Reclassification adjustment for gain in net income	—
Unrealized gains on notes receivable arising during the year	—
Total other comprehensive loss	—
Total comprehensive loss	(210,708)
Less: comprehensive loss allocated to non-controlling interests	(19,375)
Comprehensive loss attributable to The J.G. Wentworth Company	$(191,333)

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Debtors' Condensed Combined Statement of Changes in Stockholders' Deficit

	Accumulated Deficit	Non-controlling Interest	Additional Paid-In- Capital	Treasury Stock		Common Stock - Class A		Common Stock - Class B		Total Stockholders’ Deficit
				Shares	Dollars	Shares	Dollars	Shares	Dollars
December 31, 2016	$(117,622)	$(26,471)	$105,823	542,072	$(2,138)	15,730,473	$—	8,710,158	$—	$(40,408)
Net loss	(191,333)	(19,375)	—	—	—	—	—	—	—	(210,708)
Share-based compensation	—	468	570	—	—	—	—	(9,871)	—	1,038
Capital distributions	—	(15)	—	—	—	—	—	—	—	(15)
Issuance of Class A common stock for vested equity awards	—	—	—	—	—	9,681	—	—	—	—
Exchange of JGW LLC common interests into Class A common stock	—	176	(176)	—	—	70,549	—	(70,549)	—	—
December 31, 2017	$(308,955)	$(45,217)	$106,217	542,072	$(2,138)	15,810,703	$—	8,629,738	$—	$(250,093)

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Debtors' Condensed Combined Statement of Cash Flows

Year Ended December 31,
2017
(In thousands)
Cash flows from operating activities:
Net loss	$(210,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	487
Amortization of debt issuance costs	5,370
Accretion of interest expense	2,998
Share-based compensation expense	1,038
Deferred income taxes, net	9,348
(Increase) decrease in operating assets:
Due from affiliates	(98,852)
Investment in non-debtor subsidiaries	(17,373)
Other assets	(1,304)
(Decrease) increase in operating liabilities:
Accrued expenses and accounts payable	(76)
Accrued interest	6,581
Due to affiliates	142,390
TRA obligations	160,113
Net cash provided by operating activities	$12

Cash flows from financing activities:
Capital distributions	$(17)
Net cash used in financing activities	$(17)
Net decrease in cash	(5)
Cash and cash equivalents at beginning of the year	5
Cash and cash equivalents at the end of the year	$—

Supplemental disclosure of cash flow information:
Reorganization items, net:
TRA obligations	$160,113
Professional and consulting	$1,257

The J.G. Wentworth Company
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

31. Subsequent Events
The Company has assessed subsequent events through April 2, 2018.
Amended and Restated Certificate of Incorporation of The J.G. Wentworth Company
On January 25, 2018, in connection with the Company’s emergence from bankruptcy and upon the filing of the New Certificate of Incorporation with the Secretary of State of the State of Delaware, the Class A common stock, Class B common stock and Class C common stock that were issued and outstanding under the Company’s prior certificate of incorporation were canceled. In addition, the warrants issued to PGHI Corp. were canceled.
On January 25, 2018, the Company amended and restated its certificate of incorporation (the "New Certificate of Incorporation") to provide for, among other things, the authorization of 225,000,000 shares of new Class A common stock, (the "New Class A common stock"), par value $0.00001 per share, and 25,000,000 shares of new Class B common stock, (the "New Class B common stock"), par value $0.00001 per share.
The Company is not authorized to issue any shares of preferred stock under the New Certificate of Incorporation. The powers, preferences, and rights and the qualifications, limitations, and restrictions of the New Class A Common Stock and the New Class B Common Stock are included the New Certificate of Incorporation.
Holders of New Class A common stock, which include previous holders of the Term Loan Claims, TRA Claims and participants in the Management Incentive Plan, are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Upon dissolution, liquidation or winding up, holders of New Class A common stock are entitled to a pro rata distribution of any assets available for distribution to common stockholders, and do not have preemptive, subscription, redemption, or conversion rights. Holders of New Class B common stock, which include the JLL Holders, are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of New Class B common stock do not have any right to receive dividends and upon liquidation, dissolution or winding up.
In addition, on the Effective Date, the Company entered into a stockholders agreement with all of its stockholders. The stockholders agreement provides that our Board of Directors will include one director designated by Axar Capital Management LP, one director designated by HPS Investor Partners, LLC and one director designated by Waddell & Reed Investment Management Company, in each case so long as such stockholder has an ownership percentage of at least 13% of the Company’s stock. The stockholders agreement also provides for other customary rights and obligations, including “tag along” rights, “drag along” obligations and information rights.
Amended and Restated JGW LLC Operating Agreement
On January 25, 2018, the Operating Agreement of JGW LLC was amended and restated. Pursuant to the operating agreement of JGW LLC, the holders of JGW LLC Common Interests have the right, subject to terms of the operating agreement, to exchange their Common Interests and an equal number of shares of New Class B common stock for an equivalent number of shares of New Class A common stock.
Other than those previously disclosed herein and within Note 1, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.
Impact on Net Operating Loss Carryforwards
Under the Plan, the Company's pre-petition debt and certain other obligations were canceled and extinguished. Absent an exception, the Company will recognize significant cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. In accordance with Section 108 Internal Revenue Code of 1986 (the "Code"), the Company will exclude the amount of discharged indebtedness from taxable income since the Code provides that a debtor in a bankruptcy may exclude CODI from income but must reduce certain tax attributes by the amount of CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI is the adjusted issue price of any indebtedness discharged less than the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued, and (iii) the fair market value of any other consideration, including equity, issued.   As a result of the CODI and in accordance with Code, the Company will reduce our NOL carryovers and limit its ability to utilize its NOLs.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2017 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Directors
As part of the Chapter 11 Cases and in accordance with the previously announced Plan, which became effective on January 25, 2018, the Company appointed the following directors:

Director	Age	Current Position
Stewart A. Stockdale	56	Chief Executive Officer, The J.G. Wentworth Company
Grant Mitchell	31	Senior Analyst, Axar Capital Management LP
Eugene I. Davis	63	Chairman and Chief Executive Officer, PIRINATE Consulting Group, LLC
Vikas M. Keswani	35	Managing Director, HPS Investment Partners, LLC
Jonathan Miller	46	Senior Managing Director, FTI Consulting
Immediately after the Plan became effective, on January 25, 2018, the Board, upon receiving a consent from the Lead Holders and holders of a majority of Voting Power (as such terms are defined in the Stockholders Agreement), agreed to increase the number of directors on the Board from five to six and thereafter appointed Mr. David Miller, as a director and to serve as the Chairman of the Board.

Director	Age	Current Position
David Miller	58	Chairman of the Board of Directors, The J.G. Wentworth Company
Stewart A. Stockdale. Mr. Stockdale has served as Chief Executive Officer and Director of The J.G. Wentworth Company since July 2014. He is responsible for the company’s vision, strategic planning, and business growth. He is also responsible for overall fiscal management. Prior to joining the Company, Mr. Stockdale served as an Executive Partner at Summit Partners, a global growth equity investor. Previously, Mr. Stockdale was President, Global Consumer Financial Services ("GCFS") for The Western Union Company, a segment that represented approximately 90% of the company’s revenues. GCFS consists of Western Union’s Money Transfer and Consumer Payments businesses across five global regions (North America, Latin America & Caribbean, Europe & CIS, Middle East Africa, and Asia Pacific). Prior to joining Western Union, Mr. Stockdale served as President of Simon Brand Ventures and as Chief Marketing Officer of Simon Property Group, a global leader in the retail real estate industry. At Simon, he was responsible for all Marketing and Consumer Venture businesses within the company. Prior to Simon, Mr. Stockdale held senior positions with multinational companies including Conseco, MasterCard Worldwide, American Express and Procter & Gamble. Mr. Stockdale holds a Bachelor of Science in Business Administration in marketing from the University of Denver and completed The Executive Program at the University of Virginia’s Darden Graduate School of Business Administration.
Mr. Stockdale's experience described above, including his knowledge and leadership of the Company, his extensive background in the consumer financial services industry and his management experience, provides him with the qualifications and skills to serve as a director on our Board.
David Miller. Mr. Miller currently serves as our Chairman of the Board. Mr. Miller served as a Senior Advisor to the Blackstone Tactical Opportunities Fund from March 2015 until February 2018. Prior to Blackstone, Mr. Miller served as Chief Executive Officer and Chairman of JGWPT Inc. (the holding company for J.G.Wentworth and Peachtree) which, over the course of his five-year tenure he transformed from a bankrupt private company to a NYSE listed company with over $800 million in enterprise value. Prior to JGWPT, Mr. Miller was Executive Vice-President responsible for Ace’s $1.2 billion International Accident and Health Insurance Business. Prior to Ace, Mr. Miller was President and CEO of Kemper Auto and Home Insurance (KAH), a joint venture between Mr. Miller and Kemper, which sold auto and homeowner’s insurance via direct response and the internet. Starting as the only employee, in three years Mr. Miller built KAH into an insurance company with $76 million in earned premium and over 220 employees, making KAH one of the largest sellers of auto insurance on the internet. Mr. Miller sold his interest in KAH in 2000. Prior to Kemper, Mr. Miller was Chief Operating Officer of Providian Direct Insurance where he was responsible for over $800 million in revenue, over $110 million in profit and 1,800 employees. Mr. Miller began his insurance career with Progressive Insurance where he held various positions over his seven-year career including Division Controller, Senior Product Manager and National Customer Manager.
Mr. Miller has a BSEE in electrical engineering from Duke University and a MBA in Finance from The Wharton School of the University of Pennsylvania. Mr. Miller was a member of the NYSE.
Mr. Miller’s experience described above, including his knowledge and leadership of the Company, his extensive background in the financial services industry and his management experience, provides him with the qualifications and skills to serve as a director and Chairman of the Board.
Grant Mitchell. Mr. Mitchell is a Senior Analyst at Axar Capital Management, LP, which he joined at the firm's inception.  Previously, Mr. Mitchell was an Associate at Strategic Value Partners (“SVP”) from 2014 to 2015. Prior to SVP, from 2012 to 2014, Mr. Mitchell was an Analyst at Warburg Pincus LLC in the Financial Services Group. Mr. Mitchell began his career in 2010 as an investment banking analyst at Goldman Sachs Group Inc. in the Financial Institutions Group. Mr. Mitchell received a B.S. in Business Administration from University of California, Berkeley.

Mr. Mitchell's experience described above, including his extensive background in the financial services industry and his management experience, provides him with the qualifications and skills to serve as a Director of the Board.
Eugene I. Davis. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests, and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a chief executive officer, chief restructuring officer, director, committee chairman or chairman of a number of businesses operating in diverse sectors. From 1990 to 1997, Mr. Davis served as President, Vice Chairman, and director of Emerson Radio Corporation and from 1996 to 1997 as Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and was in private practice from 1984 to 1998. Mr. Davis currently serves as Chairman of the Board of Atlas Iron Limited (ASX: AGO) and U.S. Concrete, Inc. (Nasdaq: USCR), and also serves as a director of Verso Corporation (NYSE: VRS) and Titan Energy, LLC (OTC: TTEN), as well as certain non-SEC reporting companies. During the past five years, Mr. Davis has also been a director of the following SEC registrants: Atlas Air Worldwide Holdings, Inc. (Nasdaq: AAWW), The Cash Store Financial Services, Inc. (NYSE: CSFS), DexOne Corp. (NYSE: DEXO), Genco Shipping & Trading Limited (NYSE: GNK), Global Power Equipment Group, Inc. (NYSE: GLPW), Goodrich Petroleum Corp. (NYSE: GDP), Great Elm Capital Corporation (Nasdaq: GECC), GSI Group, Inc. (Nasdaq: GSIG), Hercules Offshore, Inc., HRG Group, Inc. (NYSE: HRG), Knology, Inc. (Nasdaq: KNOL), SeraCare Life Sciences, Inc. (Nasdaq: SRLS), Spansion, Inc. (NYSE: CODE) and SpectrumBrands Holdings, Inc. (NYSE: SPB) and WMIH Corp. (Nasdaq: WMIH). Mr. Davis’ prior experience also includes having served on the board of directors of each of ALST Casino Holdco, LLC and Trump Entertainment Resorts, Inc.
Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law.
Mr. Davis’ deep knowledge of the management and operation of public and private companies and extensive service in public and private company boards in many industries, including in the casino, entertainment and real estate industries, and in particular with respect to companies emerging from bankruptcy, will be valuable to our board of directors providing it with insight into the operation of a company following restructuring. The Board also recognizes Mr. Davis’ qualifications as a “financial expert” on the Audit and Compliance Committee.
Vikas M. Keswani. Mr. Keswani is a Managing Director at HPS Investment Partners, a global investment platform with a focus on non-investment grade credit. Prior to joining HPS Investment Partners in 2010, Mr. Keswani was a Vice President at Abraaj Capital, an emerging markets dedicated private investment firm with more than $5 billion under management. Mr. Keswani spent the early part of his career at BlackRock where he was a part of the initial team that established, structured and capitalized BlackRock Kelso Capital Corporation (NASDAQ: BKCC), a publicly traded private investment vehicle with capital resources in excess of $1.5 billion. Mr. Keswani holds a B.S.E. magna cum laude from the Wharton School at the University of Pennsylvania and is a CFA Charterholder.
Mr. Keswani’s experience described above, including his extensive background in the financial services industry and his management experience, provides him with the qualifications and skills to serve as a Director of the Board.
     Jonathan Miller. Mr. Miller is currently a Senior Managing Director at FTI Consulting, Inc., where he provides restructuring advisory, turnaround management, value enhancement and mergers and acquisition services to companies, private equity firms, banks and investment funds.  Mr. Miller joined FTI Consulting, Inc. in June 2017 in connection with its acquisition of CDG Group, LLC, where Mr. Miller was a Senior Managing Director.  Mr. Miller joined CDG Group, LLC in 2009.  Prior to joining CDG Group, LLC, Mr. Miller worked, from 2008 to 2009, at a publicly traded business development company that provided debt and equity capital primarily to middle market private equity firms in the context of completing leveraged buyout transactions.  Mr.  Miller also worked in the investment banking department at Bear, Stearns & Co. Inc. from 1998 to 2008, most recently as a Managing Director in the Leveraged Finance and Financial Restructuring Group.  Mr. Miller also worked as a certified public accountant at Coopers & Lybrand LLP from 1993 to 1996.  Mr. Miller previously served as Chairman of the Audit Committee, member of the Compensation Committee and Director of Hydra Industries Acquisition Corp.  Mr. Miller has a B.S. in Accounting from New York University, as well as an M.B.A. with a concentration in Finance from the Wharton School of Business at the University of Pennsylvania.
Mr. Miller’s experience described above, including his extensive background in the financial services industry and his management experience, provides him with the qualifications and skills to serve as a Director of the Board. The Board also recognizes Mr. Miller’s qualifications as a “financial expert” on the Audit and Compliance Committee.

Executive Officers
The executive officers of the Company as of the Effective Date are as follows:
Stewart A. Stockdale, Chief Executive Officer. Mr. Stockdale, who became our Chief Executive Officer in July 2014, is described above as a director. Mr. Stockdale is 56.
Stephen A. Kirkwood, Executive Vice President, Chief Legal & Compliance Officer and Corporate Secretary. Mr. Kirkwood serves as our Executive Vice President, Chief Legal & Compliance Officer and Corporate Secretary. He joined the Peachtree family of companies in March 1999. Mr. Kirkwood was responsible for the legal matters involving or relating to the Peachtree family of companies, and, since the merger with Peachtree companies in July 2011, Mr. Kirkwood has continued to manage legal, regulatory and compliance matters for us. He graduated from Union College in 1992 with a Bachelor of Science degree and received his law degree from Albany Law School. Mr. Kirkwood is 47.
Gregory A. Schneider, Executive Vice President and Chief Information Officer. Mr. Schneider serves as our Executive Vice President and Chief Information Officer, a position he has held since 2014. Prior to joining us in August 2014, he served as a consultant to SCA Promotions Inc., a marketing agency, from 2013 to 2014 and as a Senior Vice President at Western Union from 2008 through 2013. Prior to these engagements, Mr. Schneider held leadership positions in consumer and financial services businesses, including Simon Property Group, Conseco and Banc One Corporation dating back to 1984. He holds a B.B.A. with honors from Ohio University. Mr. Schneider is 55.
Katerina Cozza, Interim Chief Financial Officer. Ms. Cozza serves as our Interim Chief Financial Officer, a position she has held since May 2017. Prior to joining us in May 2017, she served as a consultant of Attolon, providing accounting and controller services to Attolon’s clients. From September 2014 to October 2016, she served as the chief accounting officer of Philadelphia Energy Solutions Inc., the operator of the largest oil refining complex on the U.S. Eastern seaboard, where she led the company’s accounting and controlling functions and was a member of its audit committee. From September 1999 to July 2014, Ms. Cozza served as the corporate controller of Universal Display Corporation, a leader in the research, development and commercialization of organic light emitting diode technologies and materials for use in display and solid-state lighting applications, where she led the company’s accounting and controlling functions. Ms. Cozza is a Certified Public Accountant and a member of the Pennsylvania Institute of Certified Public Accountants. Ms. Cozza holds a B.B.A. in accounting from Temple University. Ms. Cozza is 44.
Michael Shaw, Chief Accounting Officer. Mr. Shaw serves as our Chief Accounting Officer, a position he has held since August 2017. Mr. Shaw has, most recently, served as the Company’s vice president and corporate controller. Prior to joining the Company, from 2011 to 2015, Mr. Shaw served as vice president of accounting policy for Santander Bank N.A., one of the country’s top retail banks by deposits and a wholly owned subsidiary of Banco Santander, where he was responsible for the accounting policies and transaction advisory of the bank. Previously, Mr. Shaw was an assistant vice president of reporting compliance at Capmark Financial Group and an audit manager with Ernst & Young. Mr. Shaw is a Certified Public Accountant licensed in Pennsylvania, a Chartered Accountant in the United Kingdom and an Attorney. Mr. Shaw received his Bachelor of Laws (LLB) and his Master of Business Administration from the University of Sheffield in the United Kingdom. Mr. Shaw is 44.
    Phil Buscemi, President - Home Lending Division. Mr. Buscemi serves as the President of our Home Lending Division, a position he has held since January 2016. Mr. Buscemi joined the Company in connection with the acquisition of WestStar Mortgage, Inc. in July 2015 and served as our SVP of Capital Markets from July 2015 to January 2016. He joined WestStar Mortgage, Inc. in 2008 and served as the Director of Capital Markets through July 2015. Prior to joining WestStar Mortgage, Inc., he held senior leadership roles at Union Bank and Trust, Federal Agricultural Mortgage Corporation, Mortgage Edge Corporation, and Perpetual Savings Bank. Mr. Buscemi holds a Bachelor’s degree from Virginia Polytechnic Institute and State University - Pamplin College of Business. Mr. Buscemi is 57.
Corporate Governance
We are committed to conducting our business in a way that reflects best practices, as well as the highest standards of legal and ethical conduct. We want to be a company of integrity and to be perceived as such by everyone who comes in contact with us. To that end, the Board of Directors has approved a comprehensive system of corporate governance documents. These documents meet or exceed the requirements established by SEC rules and are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. These policies embody the principles, policies, processes and practices followed by the Board, executive officers and employees in governing the Company, and serve as a flexible framework for sound corporate governance.
Corporate Governance Guidelines
In connection with our November 2013 initial public offering, the Board of Directors adopted Corporate Governance Guidelines to assist the Board in the exercise of its fiduciary duties and responsibilities to the Company and to promote the effective functioning of the Board of Directors and its committees. The Corporate Governance Guidelines cover, among other topics, director independence and qualification requirements, board leadership and executive sessions, limitations on other board and executive service, director responsibilities, director compensation, directors orientation and continuing education, board and committee resources, including access to officers and employees, succession planning and board and committee self-evaluations.
A copy of the Corporate Governance Guidelines can be obtained without charge by contacting the Company directly at (866) 930-6480 or via email at information@jgwentworth.com.
Code of Business Conduct and Ethics
Properly reflecting our desire and commitment to conducting business in compliance with the highest ethical and legal standards, the Board of Directors adopted a Code of Business Conduct and Ethics. The Company’s Code of Business Conduct and Ethics includes provisions ranging from restrictions on gifts and respect for colleagues to conflicts of interest and fraud.  Upon employment with the Company, all employees are required to affirm in writing their acceptance of the Code of Business Conduct and Ethics.  Our employees are encouraged to anonymously report any suspected violations of laws, regulations, unethical business practices, and/or the Code of Business Conduct and Ethics, via a web-based reporting system or a continuously monitored hotline.
A copy of the Code of Business Conduct and Ethics can be obtained without charge by contacting the Company directly at (866) 930-6480 or via email at information@jgwentworth.com.
In addition, within four business days of:  (i) any amendment to our Code of Business Conduct and Ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or (ii) the grant of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics to one of these officers, and the amendment or waiver relates to the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver).
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s equity securities. Executive officers, directors, and beneficial owners of greater than 10% of our outstanding securities are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors that no other reports were required, we believe that during the fiscal year ended December 31, 2017, all reports required to be filed by our executive officers, directors and greater than 10% beneficial owners pursuant to Section 16(a) were filed on a timely basis, except for the following:
•Gregory A. Schneider filed a Form 4 on April 28, 2017 for a transaction that occurred on March 28, 2017;
•Roger O. Gasper filed a Form 4 on April 28, 2017 for a transaction that occurred on March 28, 2017; and
•Stephen Kirkwood filed a Form 4 on April 28, 2017 for a transaction that occurred on March 28, 2017.
Audit and Compliance Committee
The functions of our Audit and Compliance Committee are, among other things, to: review our financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm; review our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; appoint and determine the compensation for our independent auditors; establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters; and review and oversee our independent registered public accounting firm.
The Audit and Compliance Committee is comprised of two directors, Messrs. Jonathan Miller and Eugene Davis. Our Board of Directors has affirmatively determined that each of Messrs. Jonathan Miller and Eugene Davis qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and is independent as independence is defined in Rule 10A-3 of the Exchange Act.  Our Board of Directors also has affirmatively determined that all Audit and Compliance Committee members are “Independent Directors” as such term is defined in the OTC listing requirements. Mr. Davis serves as the Chairman of the Audit and Compliance Committee.
Our Audit and Compliance Committee oversees management of enterprise risks and financial risks, as well as potential conflicts of interests.
Item 11. Executive Compensation

Introduction
As a “smaller reporting company,” as such term is defined under the Securities Act, we have opted to comply with the scaled executive compensation rules applicable and available to us. This section includes a discussion of fiscal 2017 compensation for our named executive officers, which consist of: (i) our Chief Executive Officer, (ii) our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2017 and (iii) one individual who would have been identified as one of our most highly compensated executive officers, but for the fact that this individual was not serving as an executive officer as of December 31, 2017, are as follows:
•Stewart A. Stockdale, our Chief Executive Officer;
•Stephen A. Kirkwood, our Executive Vice President and Chief Legal & Compliance Officer;
•Gregory A. Schneider, our Executive Vice President and Chief Information Officer; and
•Randi A. Sellari, our prior President and Chief Operating Officer who resigned effective February 13, 2015.
Summary Compensation Table
The following table summarizes the total compensation paid to or earned by each of our named executive officers for services rendered during the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)(5)	Total ($)
Stewart A. Stockdale Chief Executive Officer	2017	732,875	—	—	23,999	—	70,726	827,600
	2016	726,000	715,000	—	47,522	—	67,375	1,555,897
Stephen A. Kirkwood Executive Vice President and Chief Legal & Compliance Officer	2017	484,080	—	5,815	7,942		8,371	506,208
	2016	339,872	205,000	16,735	21,147	—	8,412	591,166
Gregory A. Schneider Executive Vice President and Chief Information Officer	2017	355,996	—	4,652	5,933		9,906	376,487
	2016	360,462	177,500	13,388	16,062	—	9,887	577,299
Randi A. Sellari former President and Chief Operating Officer(6)	2017	—	—	—	—	—	623,257	623,257
	2016	—	—	—	—	—	623,257	623,257
___________________________________________________________

(1)
The amounts represent the annual performance-based cash bonuses paid to our named executive officers with respect to 2016, which were paid in March 2017. For more information relating to our annual cash incentive program, see the section entitled “Overview of Our Executive Compensation Program—Elements of Compensation—Annual Cash Incentive Bonus,” below. No bonuses were paid to the named executive officers related to fiscal year 2017.

(2)
Represents the aggregate grant date fair value of performance-based stock units calculated in accordance with FASB ASC Topic 718. The assumptions used in the valuation are discussed in Note 25 to the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data.'"

(3)
Represents the aggregate grant date fair value of options to purchase shares of our Class A common stock calculated in accordance with FASB ASC Topic 718. The assumptions used in the valuation are discussed in Note 25 the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data.'"

(4)
The 2017 amounts represent: (1) for Mr. Stockdale, a travel, automobile and housing allowance of $60,753, and a 401(k) plan matching contribution of $9,973; (2) for Mr. Kirkwood, a gym reimbursement of $360, and a 401(k) plan matching contribution of $8,011; (3) for Mr. Schneider a 401(k) plan matching contribution of $9,906; (4) for Ms. Sellari, an automobile allowance of $20,562, a club allowance of $12,000 and severance payments of $590,695.

(5)
The 2016 amounts represent: (1) for Mr. Stockdale, a travel, automobile and housing allowance of $58,992, and a 401(k) plan matching contribution of $8,383; (2) for Mr. Kirkwood, a gym reimbursement of $360, and a 401(k) plan matching contribution of $8,052; (3) for Mr. Schneider a 401(k) plan matching contribution of $9,887; (4) for Ms. Sellari, an automobile allowance of $20,562, a club allowance of $12,000 and severance payments of $590,695.

(6)	Ms. Sellari resigned as our President and Chief Operating Officer on February 13, 2015.
Employment Agreements with Named Executive Officers
Certain of our named executive officers are parties to written employment arrangements. The material terms of each of those arrangements is described below. For a description of the compensation actually paid to the named executive officers for 2017, please refer to the “Summary Compensation Table,” above.
Employment Agreements with Stewart A. Stockdale
Mr. Stockdale and the Company entered into an employment agreement on July 27, 2014 (the "2014 Employment Agreement"). Pursuant to the 2014 Employment Agreement, Mr. Stockdale was entitled to an initial annual base salary of $700,000, subject to increase, and was eligible to receive an annual cash bonus with a target amount of 100% of his then-current base salary (maximum of 200%) based on the achievement of annual performance objectives and other conditions. His annual base salary as of December 31, 2017 was $736,450. The 2014 Employment Agreement provided that Mr. Stockdale was eligible to receive equity compensation awards. In lieu of fringe benefits provided to other senior executive officers generally, the 2014 Employment Agreement entitled Mr. Stockdale to reimbursement of the following costs actually incurred by him (not to exceed $8,000 per month in the aggregate): (i) reasonable monthly rent paid by Mr. Stockdale, including utilities and other reasonable expenses of maintaining a suitable apartment in the vicinity of the Company's headquarters, (ii) reasonable monthly lease payments for a non-luxury automobile and (iii) the monthly cost of transportation service between Pennsylvania and Mr. Stockdale's residence.  Mr. Stockdale was also eligible to receive employee health and welfare benefits as are provided to senior executive officers generally.
The 2014 Employment Agreement provided that if Mr. Stockdale’s employment was terminated by the Company without “cause” (as defined in the 2014 Employment Agreement) or by Mr. Stockdale for “good reason” (as defined in the 2014 Employment Agreement), and Mr. Stockdale executes a general release of claims, then he would receive (i) continued base salary and health and welfare benefits for 24 months following the date of termination and (ii) a pro-rated annual incentive bonus for the year of termination, payable when, as and if such bonuses are paid to senior executives with respect to the year of termination.
The 2014 Employment Agreement also provided that during Mr. Stockdale’s employment and for the one year period following termination of his employment for any reason, Mr. Stockdale would not compete with, or solicit any vendors, customers, suppliers, employees, consultants or agents of the Company or certain related entities. The 2014 Employment Agreement further provided that Mr. Stockdale may not disclose any proprietary, trade secret or confidential information involving the Company and certain related entities and would assign all applicable intellectual property rights to them.
On December 1, 2017, the Company and Mr. Stockdale entered into an amendment (the “Amendment”) to the 2014 Employment Agreement. The Amendment provided that the rights, privileges and obligations of the parties pursuant to the 2014 Employment Agreement would be terminated and be of no further force or effect as of the Effective Date of the Plan, except that certain provisions remain in full force and effect on and after the Effective Date. The Amendment further provided that certain of the Company's lenders would negotiate in good faith with Mr. Stockdale regarding a new employment agreement to be effective as of the Effective Date, which would supersede the 2014 Employment Agreement. Were the new employment agreement not entered into and effective as of the Effective Date, the Amendment provided that Mr. Stockdale would be entitled, in the event of his resignation (with or without good reason) or his termination by the reorganized Company without cause, to receive severance of $1,400,000 (paid in equal installments during the twenty-four (24) month following termination of employment), subject to his compliance with certain conditions specified in the 2014 Employment Agreement.
On January 25, 2018 and in conjunction with the Plan, Mr. Stockdale and the Company entered into a new employment agreement that replaced the 2014 Employment Agreement (the “2018 Employment Agreement”). The 2018 Employment Agreement provides that he will serve as Chief Executive Officer under the agreement for an initial period that began on January 25, 2018 (the “New Effective Date”) and ends on the second anniversary of the New Effective Date, subject to automatic extensions for subsequent one-year periods thereafter unless his employment is terminated or either party provides at least 90 days’ advance notice of non-renewal prior to the end of the applicable period.

Pursuant to the 2018 Employment Agreement, Mr. Stockdale is entitled to an initial annual base salary of $736,450, subject to increase, and is eligible to receive an annual cash bonus equal to 4% of the portion of the Company’s EBITDA (as defined in the New RCF Agreement) that exceeds $35 million. The 2018 Employment Agreement entitles Mr. Stockdale to receive a one-time grants of (i) stock options to purchase shares of New Class A common stock and (ii) restricted stock units relating to the New Class A common stock. The 2018 Employment Agreement also entitles Mr. Stockdale to reimbursement of reasonable commuting expenses actually incurred by him (not to exceed $8,000 per month in the aggregate), including: (i) reasonable monthly rent paid by Mr. Stockdale (including utilities and other reasonable expenses of maintaining) for a suitable apartment in the vicinity of the Company's headquarters, (ii) reasonable monthly lease payments for a non-luxury automobile and (iii) the monthly cost of transportation service between Pennsylvania and Mr. Stockdale's residence. Mr. Stockdale is also eligible to receive employee health and welfare benefits as are provided to senior executive officers generally.
The 2018 Employment Agreement provides that if Mr. Stockdale’s employment is terminated by the Company without “cause” (as defined in the 2018 Employment Agreement) or by Mr. Stockdale for “good reason” (as defined in the 2018 Employment Agreement), and Mr. Stockdale executes a general release of claims, then he will receive (i) continued base salary and health and welfare benefits through the date of termination, (ii) severance in an amount equal to $1,400,000 paid in equal installments during the 24 months following the date of termination and (iii) health and welfare benefits for the 24 months following the date of termination.
The 2018 Employment Agreement also provides that during Mr. Stockdale’s employment and for the one year period following termination of his employment for any reason, Mr. Stockdale will not compete with, or solicit any vendors, customers, suppliers, employees, consultants or agents of the Company or certain related entities. The 2018 Employment Agreement further provides that Mr. Stockdale may not disclose any proprietary, trade secret or confidential information involving the Company and certain related entities and will assign all applicable intellectual property rights to them.
Employment Arrangements with Stephen A. Kirkwood
Mr. Kirkwood entered into a severance letter with The J.G. Wentworth Company, LLC on August 15, 2012. The severance letter provided that if Mr. Kirkwood’s employment was involuntarily terminated for any reason other than “cause” (as defined in the severance letter and which includes, but is not limited to, acts such as theft and fraud), he would receive continued base salary for 52 weeks subject to his execution of a general release of claims.
Employment Arrangements with Gregory A. Schneider
Mr. Schneider entered into an offer letter with The J.G. Wentworth Company, LLC on August 12, 2014, pursuant to which he serves as our Chief Information Officer. The letter provided that Mr. Schneider was entitled to receive an initial annual base salary of $350,000, subject to periodic reviews, and was eligible to receive an annual cash bonus of up to 50% of his then-current base salary based on the achievement of annual performance objectives and other conditions. His current annual base salary is $356,000.
Employment Agreement with Randi A. Sellari
Ms. Sellari entered into an employment agreement with J.G. Wentworth, LLC, our predecessor, on July 23, 2007. Ms. Sellari’s agreement provides that she will serve as President and Chief Operating Officer under the agreement for an initial period that began on July 23, 2007 and ended on July 23, 2010, and for subsequent one-year periods thereafter unless her employment is terminated or either party provides at least 90 days’ advance notice of non-renewal prior to the end of the applicable period. Pursuant to the agreement, Ms. Sellari is entitled to an initial annual base salary of $425,000, subject to increase, and is eligible to receive an annual cash bonus with a target amount of 100% of her then-current base salary based on the achievement of annual performance objectives and other conditions which are described in more detail in the section entitled “Overview of Our Executive Compensation Program—Elements of Compensation—Annual Cash Incentive Bonus,” above. The agreement further provides that Ms. Sellari is entitled to receive fringe benefits that are no less favorable than those provided to similarly situated executives, including a $1,500 monthly automobile allowance (increased annually based on the Consumer Price Index) and a $1,000 monthly club allowance. Ms. Sellari is also eligible to receive a $35,000 annual cash allowance to purchase life insurance of her choice. In addition, Ms. Sellari is eligible to receive employee health and welfare benefits as are provided to senior executive officers generally.
The agreement provides that if Ms. Sellari’s employment is terminated by the employer without “cause” (as defined in the agreement) or by Ms. Sellari for “good reason” (as defined in the agreement), and Ms. Sellari executes a general release of claims, then she will receive (i) continued base salary and health, welfare and fringe benefits for 36 months following the date of termination and (ii) a pro-rated annual incentive bonus for the year of termination, payable when, as and if such bonuses are paid to senior executives with respect to the year of termination. In addition, if Ms. Sellari’s employment is terminated by the employer without cause or if certain corporate transactions occur, then any stock options referenced in the prior paragraph will vest in full.

The agreement also provides that during Ms. Sellari’s employment and for the three-year period following termination of her employment for any reason, Ms. Sellari will not compete with, or solicit any vendors, customers, suppliers, employees, consultants or agents of, J.G. Wentworth, LLC or certain related entities. The agreement further provides that Ms. Sellari may not disclose any proprietary, trade secret or confidential information involving J.G. Wentworth, LLC and certain related entities and will assign all applicable intellectual property rights to them.
Ms. Sellari tendered her resignation from the Company effective February 13, 2015.
Outstanding Equity Awards at Fiscal Year End for 2017
No outstanding equity awards were held by Ms. Sellari as of December 31, 2017. The following table sets forth certain information regarding outstanding equity awards held by each of our other named executive officers as of December 31, 2017. In accordance with the Plan, on the Effective Date, all of the equity awards listed in the table below were canceled for no consideration.

		Option Awards				Stock Awards
Name	Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Stewart A. Stockdale	2017	—	—	—	—	—	—
	2016 (4)	36,000	144,000	0.32	7/29/2029	—	—
	2015	—	—	—	—	—	—
	2014	324,000	216,000	11.06	7/29/2024	—	—
	2014 (5)	—	180,000	0.17	7/29/2029	—	—
	2013	—	—	—	—	—	—
Stephen A. Kirkwood	2017	—	30,000	0.41	2/13/2027	15,000	6,150
	2016	6,000	24,000	1.18	4/15/2026	15,000	17,700
	2015 (5)	2,500	10,000	0.17	3/26/2025	12,500	124,625
	2015 (4)	—	12,500	0.32	3/26/2025	—	—
	2014 (5)	2,250	9,000	0.17	5/15/2024	—	—
	2014 (4)	—	11,250	0.32	5/15/2024	—	—
	2013 (5)	3,837	15,349	0.17	11/14/2023	—	—
	2013 (4)	—	19,186	0.32	11/14/2023	—	—
	2012	—	—	—	—	—	—
	2011	—	—	—	—	—	—
Gregory A. Schneider	2017	—	24,000	0.41	2/13/2017	12,000	4,920
	2016	4,800	19,200	1.18	4/15/2026	12,000	14,160
	2015 (5)	—	12,000	0.17	3/26/2025	12,000	119,640
	2015 (4)	2,400	9,600	0.32	3/26/2025	—	—
	2014 (5)	—	15,000	0.17	8/26/2024	—	—
	2014 (4)	3,000	12,000	0.32	8/26/2024	—	—
	2013	—	—	—	—	—	—
___________________________________________________

(1)
Stock options generally vest and become exercisable in equal 20% installments on the first five anniversaries of the grant date, in each case subject to the holder’s continued employment with us through the applicable vesting date.

(2)
Units issued prior to 2014 represent restricted Common Interests in The J.G. Wentworth Company LLC (and a corresponding number of shares of Class B common stock) which vest in equal 20% installments on the first five anniversaries of the grant date, in each case subject to the holder's continued employment with us through the applicable vesting date. Units issued in 2014, 2015 and 2016 represent performance-based restricted stock units that will vest into 0 to 1.5 shares of Class A common stock depending on the degree to which the performance goals are met.

(3)	The market value is determined by multiplying the market price of a share of Class A common stock as of December 31, 2017 by the number of units of the applicable class.

(4)	These shares were modified on August 29, 2016 in accordance with the stock modification program as approved by shareholders at the Annual Meeting of Stockholders on June 2, 2016.

(5)	These shares were modified on August 29, 2017 in accordance with the stock modification program as approved by shareholders at the Annual Meeting of Stockholders on June 2, 2016.
401(k) Plans
The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code that covers all employees who have attained 21 years of age and achieved the applicable and requisite service period, which allows eligible employees to make pre-tax or post-tax retirement contributions in accordance with applicable Internal Revenue Service limits. Matching contributions are at the discretion of the Company's Board of Directors. For certain employees including the named executive officers, matching contributions by the Company were 50% on the first 8% of compensation contributed each pay period. For other employees, matching contributions by the Company were 15% of the employee's contributed amount on a per pay basis.
Potential Payments Upon Termination or Change in Control
Please refer to the section entitled “Employment Agreements with Named Executive Officers,” above, for a description of severance payments and benefits to be provided to our named executive officers in connection with certain qualifying terminations of their employment.
Information on the Compensation of Directors
In the year ended December 31, 2017, two of our former independent directors (Messrs. Griffin and Morgan) received an annual cash retainer fee of $135,000, which was increased from $65,000 in the prior year. The chairman of our Audit and Compliance Committee received an additional annual cash fee of $15,000, and Mr. Morgan received an additional annual cash fee of $5,000. Any director designated by one of our stockholders pursuant to the Director Designation Agreement (as defined below in under "Part III, Item 13 'Certain Relationships and Related Transactions, and Director Independence—Director Designation Agreement'") will not be compensated by us for their service on the Board of Directors.
The following table provides compensation information for the year ended December 31, 2017 for each of our former non-employee directors. Directors who are not independent do not receive compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Alexander R. Castaldi	—	—	—
Robert C. Griffin	151,535	—	151,535
William J. Morgan	142,630	—	142,630
Kevin T. Hammond	—	—	—
Robert N. Pomroy	—	—	—
Francisco J. Rodriguez	—	—	—
Gérard van Spaendonck	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information about the beneficial ownership of our New Class A common stock and New

Class B common stock as of March 1, 2018, unless otherwise noted, for:
•each person known to us to be the beneficial owner of more than 5% of the shares of our New Class A common stock or New Class B common stock;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers and directors as a group.
Unless otherwise noted below, the address for each beneficial owner listed on the table is 1200 Morris Drive, Suite 300, Chesterbrook, Pennsylvania 19087-5148. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares that they beneficially own, subject to applicable community property laws.
For purposes of the table below, the beneficial ownership amounts and percentages are based on a total of 24,913,370 shares of New Class A common stock and 141,384 shares of New Class B common stock outstanding as of February 28, 2018.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Class A Shares	Percent of Class A Shares	Number of Class B Shares	Percent of Class B Shares	% of Combined Voting Power
HPS Investment Partners, LLC	5,926,151	23.84%	—	—	23.70%
Waddell and Reed Services Company	5,098,639	20.51%	—	—	20.39%
Axar Capital Management, LP	3,745,203	15.07%	—	—	14.98%
Oppenheimer Funds	3,194,150	12.85%	—	—	12.78%
Rimrock Capital	2,159,639	8.69%	—	—	8.64%
HG Vora Capital Management LLC	1,648,274	6.63%	—	—	6.59%
Logen Asset Management	1,267,680	5.10%	—	—	5.07%
JLL Holders (1)(2)	—	*	141,384	100%	*
Stewart A. Stockdale	33,967	*	—	—	*
Grant Mitchell	—	—%	—	—	—%
Eugene I. Davis	—	—%	—	—	—%
Vikas M. Keswani	—	—%	—	—	—%
Jonathan Miller	—	—%	—	—	—%
David Miller	25,534	*	—	—	*
Stephen A. Kirkwood	8,492	*	—	—	*
Gregory A. Schneider	4,246	*	—	—	*
Randi A. Sellari	—	—%	—	—	—%
All executive officers and directors as a group (10 groups)	77,334	*	—	—	*

*	Less than 1%.

(1)
The JLL Holders consist of JLL JGW Distribution, LLC, JGW Holdco, LLC, JLL Fund V AIF II, L.P. (“AIF II”) and JLL Associates V, LP. JLL JGW Distribution, LLC is the direct owner of a portion of the Class B Shares listed next to the JLL Holders above and JGW Holdco, LLC is the direct owner of the remaining Class B Shares. JLL Associates V, LP is the direct owner of a portion of the Class A Shares listed next to the JLL Holders above and AIF II is the direct owner of the remaining Class A Shares. JGW Holdco, LLC’s managing member is Forest Ave. Holdco, Inc., the Board of Directors of which consists of Paul S. Levy, Alexander R. Castaldi, and Francisco J. Rodriguez. JGW Holdco, LLC is more than 99% owned by JLL JGW Distribution, LLC. JLL JGW Distribution, LLC’s board of managers consists of Paul S. Levy, Alexander R. Castaldi and Francisco J. Rodriguez. JLL JGW Distribution, LLC is owned by JLL Fund V AIF I, L.P., a Delaware limited partnership (“AIF I”). JLL Associates V, L.P., a Delaware limited partnership, is the general partner of each of AIF I and AIF II. JLL Associates G.P. V, L.L.C., a Delaware limited liability company, is the general partner of JLL Associates V, L.P. Mr. Paul S. Levy is the sole managing member of JLL Associates G.P. V, L.L.C. As a result, Mr. Levy may be deemed to be the beneficial owner of all of these Class A and Class B Shares, with shared voting and dispositive power with regard to such shares. Mr. Levy has a pecuniary interest in only a portion of these Class A Shares and Class B Shares. Messrs. Castaldi and Rodriguez may also be deemed to have beneficial ownership of these Class A Shares and Class B Shares, but they disclaim any beneficial ownership thereof. The address for the JLL Holders is 450 Lexington Avenue, 31st Floor, New York, New York 10017.

(2)
The information reported is based in part on a Schedule 13D/A filed with the SEC on October 9, 2014 by JLL Associates V, L.P., JLL JGW Distribution, LLC, JLL Associates G.P. V, L.L.C., AIF I, AIF II, JGW Holdco, LLC and Paul S. Levy with respect to 769,359 Class A Shares. The registered address of the holder is c/o JLL PARTNERS, INC. is 450 Lexington Avenue, 31st Floor, New York, New York 10017. The address of the beneficial owners is 450 Lexington Avenue, 31st Floor, New York, New York 10017.

Changes in Control
There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in First Column)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,720,980	$1.69	1,100,000

Total	1,720,980	$1.69	1,100,000
(1) Represents 1,492,730 stock options and 228,250 unvested performance-based stock units that were outstanding as of December 31, 2017 and issued pursuant to the 2013 Plan. A description of the 2013 Plan and the stock options and performance-based stock units issued pursuant to it are included in Note 25 to the Consolidated Financial Statements under "Part II, Item 8 'Financial Statements and Supplementary Data.'"
(2) Represents the weighted average exercise stock price of the 1,492,730 stock options outstanding as of December 31, 2017. The Company's performance-based stock units do not have an exercise price but will vest into 0 to 1.5 shares of Class A common stock depending on the degree to which the associated performance goals are met.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We or our affiliates have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our voting securities on an as-converted to Class A common stock basis, and affiliates of our directors, executive officers and holders of more than 5% of our voting securities.
Credit Agreement of Orchard Acquisition Company, LLC

On the Effective Date, we entered into the New RCF Agreement among Orchard Acquisition Company, LLC, as Parent Borrower (the “Parent Borrower”), JGW LLC, the lending institutions from time to time party thereto, and HPS Investment Partners, LLC, a related party and a holder of more than 5% of our New Class A common stock, as administrative agent (the “Administrative Agent”). The Credit Agreement provides for the four-year New RCF with aggregate commitments in an amount equal to $70.0 million. As of January 25, 2018, the Administrative Agent was the lender holding, directly or indirectly, the greatest share of commitments under the New RCF and the institution holding, directly or indirectly, the greatest share of the equity of the Company, of whom JGW LLC and the Parent Borrower are, respectively, direct and indirect subsidiaries. The New RCF will mature and the commitments thereunder will terminate on January 25, 2022. Amounts repaid under the New RCF may be reborrowed.
All obligations under the New RCF Agreement are guaranteed by each of the material wholly-owned domestic restricted subsidiaries of the Company, subject to certain exceptions. All obligations under the New RCF Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor, subject to customary exceptions including: (i) a pledge of 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor, subject to certain exceptions; and (ii) a security interest in substantially all of tangible and intangible assets of the Company and each guarantor, subject to certain exceptions.
Interest under the New RCF is payable, at the Company’s option, either at a base rate (subject to a floor of 2.00% and based on the highest of the prime rate, the overnight federal funds rate plus 1/2 of 1.00% and the one-month LIBOR rate plus 1.00%) plus an applicable margin of 4.00% per annum or a LIBOR-based rate (subject to a floor of 1.00%) plus an applicable margin of 5.00% per annum. The non-usage fee is LIBOR plus 3% per annum.
Mandatory prepayments of outstanding borrowings under the New RCF and corresponding permanent reductions of the aggregate commitments thereunder are required in connection with, among other things, certain asset sales, certain issuances of indebtedness and, at the end of each fiscal year, an amount equal to 100% of the excess liquidity of the Parent Borrower in accordance with the terms thereof. Voluntary prepayments and voluntary permanent reductions of the aggregate commitments are permitted subject to, in certain circumstances, the payment of a premium of 2.00% of the principal amount of such prepayment or reduction if occurring prior to the first anniversary of the date of the New RCF Agreement and 1.00% if occurring on or after the first anniversary but prior to the second anniversary of the date of the New RCF Agreement. Voluntary prepayments and voluntary permanent reductions of the aggregate commitments from and after the second anniversary of the date of the New RCF Agreement are not subject to such premium.
The New RCF contains other customary terms, including (i) representations, warranties and affirmative covenants, (ii) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and a financial covenant to maintain a Total Leverage Ratio (as defined in the New RCF Agreement) of 3.50 to 1.00, and (iii) customary events of default, including changes in control.
Stockholders Agreement
On the Effective Date, January 25, 2018, the Company and certain of its affiliates completed the Restructuring pursuant to the Plan that was confirmed by the U.S. Bankruptcy Court for the District of Delaware on January 17, 2018. On the Effective Date, the Company entered into a stockholders agreement with all of its stockholders. The stockholders agreement provides that our board of directors will include one director designated by Axar Capital Management LP, one director designated by HPS Investor Partners, LLC, one director designated by Waddell & Reed Investment Management Company, in each case so long as such stockholder has an ownership percentage of at least 13% of the Company’s stock, one director designated by the remaining stockholders and the Company's Chief Executive Officer. The stockholders agreement also provides for other customary rights and obligations, including “tag along” rights, “drag along” obligations and information rights.
Operating Agreement of The J.G. Wentworth Company, LLC
On the Effective Date, January 25, 2018, The J.G. Wentworth Company, LLC, a subsidiary of the Company through which the Company operates its business, amended and restated its operating agreement in accordance with the Plan. The operating agreement sets forth the rights and obligations of the members of The J.G. Wentworth Company, LLC, of which the Company serves as the sole managing member. As such, the Company controls its business and affairs and is responsible for the management of its business. To the extent permitted by applicable law, The J.G. Wentworth Company, LLC will indemnify the Company, as its managing member, its authorized officers, its other employees and agents from and against any losses, damages, costs, expenses, fees or judgments incurred by any acts or omissions of these persons, provided that the acts or omissions of these indemnified persons are not the result of fraud, willful misconduct or bad faith. The Company, as the managing member, and the authorized officers and other employees and agents of The J.G. Wentworth Company, LLC, will not be liable to The J.G. Wentworth Company, LLC, its members or their affiliates for damages incurred by any acts or omissions of these persons, provided that the acts or omissions of these exculpated persons are not the result of fraud, willful misconduct or bad faith.

Registration Rights Agreement
In connection with the completion of our IPO in November 2013, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with all of the holders of Common Interests pursuant to which the Company is required to register the exchange under the federal securities laws of the Common Interests held by them for shares of Class A common stock. The Company has agreed, at its expense, to use the Company’s reasonable best efforts to file with the SEC a shelf registration statement providing for the exchange of the Common Interests for shares of Class A common stock and the resale of such shares of Class A common stock at any time and from time to time thereafter and to cause and maintain the effectiveness of this shelf registration statement until such time as all Common Interests covered by this shelf registration statement have been exchanged. Further, the certain significant holders of Common Interests are entitled to cause the Company, at its expense, to register the resale of the shares of Class A common stock they will receive upon exchange of their Common Interests or upon conversion of their shares of Class C common stock or upon exercise of warrants, which we refer to as their “demand” registration rights.
In accordance with the foregoing requirements, the Company filed registration statements on Form S-1 with the SEC on January 22, 2014, April 7, 2014 and May 21, 2014. In addition, the Company filed a registration statement on Form S-3 with the SEC on March 31, 2015.
All holders of Common Interests party to the Registration Rights Agreement (as well as their permitted transferees) are entitled to exercise “piggyback” rights in connection with any future public underwritten offerings we engage in for our account or for the account of others to whom we have granted registration rights. All fees, costs and expenses of underwritten registrations will be borne by the Company, other than underwriting discounts and selling commissions, which will be borne by each stockholder selling its shares. Our registration obligations will be subject to certain restrictions on, among other things, the frequency of requested registrations, the number of shares to be registered and the duration of these rights.
Tax Receivable Agreement
Prior to the Company's emergence from bankruptcy, holders of Common Interests could exchange Common Interests for (i) one share of Class A common stock, or, in the case of PGHI Corp., one share of Class C common stock, or (ii) at the option of The J.G. Wentworth Company, LLC cash equal to the market value of one share of Class A common stock or Class C common stock. The J.G. Wentworth Company, LLC has in effect an election under Section 754 of the Internal Revenue Code which may result in an adjustment to the Company’s share of the tax basis of the assets owned by The J.G. Wentworth Company, LLC at the time of such initial sale and any subsequent exchanges of Common Interests. The sale and exchanges may result in increases in the Company’s share of the tax basis of the tangible and intangible assets of The J.G. Wentworth Company, LLC that otherwise would not have been available. Any such increases in tax basis are, in turn, anticipated to create incremental tax deductions that would reduce the amount of tax that the Company would otherwise be required to pay in the future.
The Company was a party to a tax receivable agreement with all holders of Common Interests who held in excess of approximately 1% of the Common Interests outstanding on November 7, 2013. The tax receivable agreement required the Company to pay those holders of Common Interests 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in any tax year, which began with 2013 (a “covered tax year”) from increases in tax basis realized as a result of any future exchanges by holders of Common Interests of such Common Interests for shares of Class A common stock or Class C common stock (or cash). The Company would benefit from the remaining 15% of cash savings, if any, in income tax that the Company actually realizes during a covered tax year. The cash savings in income tax paid to any such holders of Common Interests would reduce the cash that may otherwise be available to the Company for its operations and to make future distributions to holders of shares of Class A common stock.
For purposes of the tax receivable agreement, cash savings in income tax were computed by comparing the Company’s actual income tax liability for a covered tax year to the amount of such taxes that the Company would have been required to pay for such covered tax year had there been no increase to our share of the tax basis of the tangible and intangible assets of The J.G. Wentworth Company, LLC as a result of such sale and any such exchanges and had the Company not entered into the tax receivable agreement.
On October 7, 2014, we executed a merger pursuant to which a subsidiary of the Company merged with and into JGW Holdings, Inc., a wholly owned subsidiary of certain affiliates of JLL Partners, Inc. (the "JLL Holders"), through which JLL Partners and its affiliates own a portion of their investment in the Company, with JGW Holdings, Inc. surviving the merger. Pursuant to the terms of the tax receivable agreement, upon consummation of such merger, the Company succeeded to certain tax attributes of JGW Holdings, Inc. and was required to pay the stockholders of JGW Holdings, Inc. for use of such tax attributes in the same manner as payments made for cash savings from increases in tax basis as described above.
The owners of PGHI Corp., including DLJ Merchant Banking Partners IV, L.P. and affiliates of Credit Suisse Group AG, own their investment through PGHI Corp. In the event the Company engages in a merger with such corporation in which the stockholders of that corporation receive the shares of Class C common stock directly, the Company will succeed to certain tax attributes, if any, of such corporation. The tax receivable agreement required the Company to pay the stockholders of such corporation for the use of any such attributes above a specific amount in the same manner as payments made for cash savings from increases in tax basis as described above.
The Company bears the costs of implementing the provisions of the tax receivable agreement. A tax authority may challenge all or part of the tax basis increases or the amount or availability of any tax attributes discussed above, as well as other related tax positions the Company takes, and a court could sustain such a challenge. The holders of Common Interests that are party to the tax receivable agreement will not reimburse us for any payments previously made to them in the event that, due to a successful challenge by the Internal Revenue Service or any other tax authority of the amount of any tax basis increase or the amount or availability of any tax attributes, our actual cash tax savings are less than the cash tax savings previously calculated and upon which prior payments under the tax receivables were based. As a result, in certain circumstances the Company could make payments under the tax receivable agreement to the holders of Common Interests that are party thereto that significantly exceed the cash tax or other benefits, if any, that the Company actually realizes. A successful challenge to our tax reporting positions could also adversely affect our other tax attributes and could materially increase our tax liabilities.
The filing by the Company of Chapter 11 Cases qualified as a Material Breach under the tax receivable agreement. Upon the triggering of a Material Breach following such filing, all obligations under the tax receivable agreement were accelerated and the claimants were owed the present value of all future tax attributes to be distributed to such claimants, subject to certain discounting and based on assumptions regarding the remaining payments expected to be made under the tax receivable agreement. It is estimated that the occurrence of a Material Breach in December 2017 resulted in claims against the Company held by the claimants under the tax receivable agreement in the aggregate amount of $160.1 million.
As part of the Plan, the claims under the tax receivable agreement were discharged and, in consideration, each claimant received its pro rata share of the New Class A common stock and the New Class B common stock of the Company or cash consideration. Consequently, on January 25, 2018, the Tax Receivable Agreement claimants received, in the aggregate, 161,961 shares of New Class A common stock, 141,384 shares of New Class B common stock and $4.8 million of cash consideration.
Director Designation Agreement
The Company entered into the director designation agreement with the JLL Holders and PGHI Corp. ("Director Designation Agreement"). Under this agreement, the JLL Holders had the right to designate four director designees to our Board of Directors so long as the JLL Holders owned at least 934,488 Common Interests and at least 20% of the aggregate number of Common Interests held on such date by members of The J.G. Wentworth Company, LLC who were members of The J.G. Wentworth Company, LLC (or its predecessor) on July 12, 2011, and PGHI Corp. had the right to designate one director so long as PGHI Corp. (together with its then-current stockholders) or its assignee held in the aggregate at least 436,104 Common Interests. The director designation agreement was terminated in connection with the Company's emergence from bankruptcy.
Voting Agreement
In connection with the completion of our IPO in November 2013, the JLL Holders, PGHI Corp. and certain other holders of Common Interests entered into a voting agreement (the "Voting Agreement") pursuant to which they agreed to vote all of their shares of Class A common stock (if any) and Class B common stock (if any) in favor of the election to the Board of Directors of our Chief Executive Officer, four designees of the JLL Holders, and one designee of PGHI Corp. (provided certain conditions were met). By virtue of the Voting Trust Agreement described below, the JLL Holders were entitled to vote all shares of Class B common stock held by certain of the employee members of the J.G. Wentworth Company, LLC (“Members”), representing, together with the shares of Class B common stock held by the JLL Holders, 84.7% of the combined voting power of our common stock as of December 31, 2017, in favor of the election to the Board of Directors of the foregoing board designees. The Voting Agreement was terminated in connection with the Company's emergence from bankruptcy.
Voting Trust Agreement
In connection the completion of our IPO in November 2013, the JLL Holders and certain of the Members who are employees of the Company or its subsidiaries entered into a voting trust agreement (the "Voting Trust Agreement") pursuant to which, subject to the terms and conditions specified therein, such employee Members deposited their shares of Class B common stock into a voting trust and appointed the JLL Holders as trustees. Pursuant to the Voting Trust Agreement, all shares of Class B common stock subject to the voting trust were voted proportionately with the shares of Class A common stock (if any) and shares of Class B common stock (if any) held by the JLL Holders directly or indirectly. The shares of Class B common stock held by the parties to the Voting Trust Agreement as of December 31, 2017 represented approximately 84.7% of the combined voting power of our common stock (these holders held no shares of Class A common stock immediately after the completion of the IPO). The Voting Trust Agreement was terminated in connection with the Company's emergence from bankruptcy.

Director Independence
The Board of Directors applies standards in affirmatively determining whether a director is “independent,” in compliance with applicable rules of the SEC and an “Independent Director” as such term is defined in the rules and listing requirements of the OTCQX.
On January 25, 2018 in connection with the Plan, the Board of Directors, in applying the above-referenced standards, affirmatively determined that Messrs. Eugene I. Davis, Jonathan Miller, Grant Mitchell and David Miller are “independent” and “Independent Directors”. As part of the process in making such determination, the Board of Directors also determined that Messrs. Eugene I. Davis, Jonathan Miller, Grant Mitchell and David Miller are not executive officers or employees of the Company, and do not have a “material relationship” or any other relationships with the Company that could interfere with their ability to exercise independent judgment in carrying out their duties as directors.
The Board of Directors includes one management director, Mr. Stockdale, who is the Company’s Chief Executive Officer. The Board of Directors has determined that Mr. Stockdale is not independent under the rules and listing requirements of the OTCQX. In addition, our Board of Directors includes the following non-management directors about whom the Board of Directors has made no determination with respect to independence: Mr. Vikas M. Keswani.
The former Board of Directors, in applying the independence standards of the SEC and the OTCQX, affirmatively determined that Messrs. Robert C. Griffin, William J. Morgan and Robert N. Pomroy, each of whom served as directors from January 1, 2017 through January 25, 2018, were “independent” and “Independent Directors”. In addition, the former Board of Directors did not make a determination with respect to independence as to the following non-management directors who served as directors from January 1, 2017 through January 25, 2018: Messrs. Alexander R. Castaldi, Kevin T. Hammond, Gérard van Spaendonck and Francisco J. Rodriguez, each of whom is affiliated with JLL Partners.
As part of its annual evaluation of director independence, the Board of Directors examines (among other things) whether any transactions or relationships exist currently, between each independent director and the Company, its subsidiaries, affiliates, equity investors, or independent auditors and the nature of those relationships under the relevant OTC and SEC standards. The Board of Directors also examines whether there are any transactions or relationships between each independent director and any executive officer of the Company or its affiliates. As a result of this evaluation, the current and former Board has affirmatively determined that each independent director is independent under those criteria.
Item 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
The Audit and Compliance Committee of our Board of Directors is responsible for the appointment, oversight, and evaluation of our independent registered public accounting firm. The Audit and Compliance Committee has the sole and direct authority to engage, appoint, and replace our independent auditors. In addition, the Audit and Compliance Committee has established in its charter a policy that every engagement of the Company’s independent registered public accounting firm to perform audit or permissible non-audit services on behalf of the Company or any of its subsidiaries requires pre-approval from the Audit and Compliance Committee or its designee before such independent registered public accounting firm is engaged to provide those services. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act. Pursuant to the Audit and Compliance Committee Charter, the Audit and Compliance Committee reviews and, in its sole discretion, approves in advance the Company’s independent registered public accounting firm’s annual engagement letter, including the proposed fees contained therein, as well as all audit and, as provided in the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations promulgated thereunder, all permitted non-audit engagements and relationships between the Company and such independent registered public accounting firm (which approval should be made after receiving input from the Company’s management, if desired).
With respect to the audit for the year ended December 31, 2017, the Audit and Compliance Committee approved the audit services performed by Ernst & Young LLP as well as certain categories and types of audit-related, tax, and permitted non-audit services.

Fees Paid to Ernst & Young LLP
Aggregate fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2017 and 2016 were as follows:

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit fees (1)	$2,013,719	$1,791,266
Audit-related fees (2)	731,185	558,387
Tax fees (3)	—	—
All other fees	—	—
Total	$2,744,904	$2,349,653
_______________________________________

(1)	Fees for audit services include fees associated with the annual audit of the Company's Form 10-K and the review of the Company’s quarterly reports on Form 10-Q.

(2)	Audit-related fees principally include fees associated with due diligence in connection with agreed-upon procedures performed in connection with Company's securitizations.

(3)	Fees for tax services include the preparation, review, and filing of tax returns and tax advisory services.
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

3.1	Amended and Restated Certificate of Incorporation of The J.G. Wentworth Company.
3.2	Amended and Restated Bylaws of The J.G. Wentworth Company.
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

10.10#
Amendment, dated December 1, 2017, to the Employment Agreement by and between The J.G. Wentworth Company and Stewart A. Stockdale, dated July 27, 2014. Filed as Exhibit 10.1 to The J.G. Wentworth Company's Current Report on Form 8-K (File No. 001-36170), filed with the SEC on December 1, 2017, and incorporated herein by reference.

10.11#
Amended and Restated Employment Agreement by and between J.G. Wentworth, LLC and Randi Sellari, dated July 23, 2007. Filed as Exhibit 10.8 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

10.12
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

10.16#
Form of Director Indemnification Agreement. Filed as Exhibit 10.14 to The J.G. Wentworth Company's Registration Statement on Form S-1 (File No. 333-191585), filed with the SEC on October 7, 2013, and incorporated herein by reference.

10.17
Consulting Agreement, dated May 5, 2017, between Attolon Consulting, LLC and The J.G. Wentworth Company. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on May 19, 2017, and incorporated herein by reference.

10.18
Lease by and between The GC Net Lease (Wayne) Investors, LLC and Green Apple Management Company, LLC, dated May 18, 2017. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on May 22, 2017, and incorporated herein by reference.

10.19
Restructuring Support Agreement, dated as of November 9, 2017, by and among the Company Parties and the supporting parties thereto. Filed as an exhibit to The J.G. Wentworth Company’s Current Report on Form 8-K (File No. 001-36170), filed with the SEC on November 9, 2017, and incorporated herein by reference.

31.1	Chief Executive Officer—Certification pursuant to Rules 13a-14(a).
31.2	Chief Financial Officer—Certification pursuant to Rules 13a-14(a).
32.1	Chief Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
32.2	Chief Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.
101	Interactive Data File.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

#	Indicates management contract or compensatory plan or arrangement.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary
The Company has elected not to include any summary information.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2018.

THE J.G. WENTWORTH COMPANY

By:	/s/ Stewart A. Stockdale
Name:	Stewart A. Stockdale
Title:	Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stewart A. Stockdale	Chief Executive Officer, and Director
Stewart A. Stockdale	(Principal Executive Officer)	April 2, 2018

/s/ Aikaterini Cozza	Interim Chief Financial Officer
Aikaterini Cozza	(Interim Principal Financial Officer)	April 2, 2018

/s/ Michael Shaw	Chief Accounting Officer
Michael Shaw	(Principal Accounting Officer)	April 2, 2018

/s/ David Miller
David Miller	Chairman of the Board of Directors	April 2, 2018

/s/ Grant Mitchell
Grant Mitchell	Director	April 2, 2018

/s/ Eugene I. Davis
Eugene I. Davis	Director	April 2, 2018

/s/ Vikas M. Keswani
Vikas M. Keswani	Director	April 2, 2018

/s/ Jonathan Miller
Jonathan Miller	Director	April 2, 2018